Form 10-Q
period 1995-04-29
ARIS INDUSTRIES INC
filed 1995-06-13
CIK 100979

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter ended                         (Commission File Number):  1-4814
April 29, 1995

                             ARIS INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

              New York                                         22-1715274
  (State or other jurisdiction of                            (IRS Employer
   incorporation or organization)                         Identification No.)

                   675 Third Avenue, New York, New York 10017
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (212) 338-9858

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                YES X     NO ___
                                   ------

Number of shares of Common Stock outstanding                         11,925,416
At April 29, 1995

                             ARIS INDUSTRIES, INC.

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          a.   Consolidated Balance Sheets as of April 29, 1995,
               January 28, 1995 and April 30, 1994 ........................   3

          b.   Consolidated Statement of Operations for the Thirteen
               Weeks Ended April 29, 1995 and April 30, 1994 ..............   4

          c.   Consolidated Statements of Cash Flows for the
               Thirteen Weeks Ended April 29, 1995 and April 30, 1994 .....   5

          d.   Condensed Notes to Consolidated Financial Statements .......   6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations ........................  10


PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings ..........................................  14

     Item 2.   Changes in Securities ......................................  14

     Item 3.   Defaults upon Senior Securities ............................  14

     Item 4.   Submission of Matters to a Vote of Security Holders ........  14

     Item 5.   Other Information ..........................................  14

     Item 6.   Exhibits and Reports on Form 8-K ...........................  14

SIGNATURES ................................................................  15

                              ARIS INDUSTRIES INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  April 29,      January 28,      April 30,
                                                                     1995           1995            1994
                                                                 (Unaudited)      (Audited)      (Unaudited)
                                                                 -----------     -----------     -----------
CURRENT ASSETS:
  Cash and cash equivalents ................................     $ 2,912,000     $ 3,086,000     $ 4,265,000
  Cash--restricted .........................................            --            10,000            --
  Receivables ..............................................      13,261,000      19,129,000      23,121,000
  Inventories ..............................................      38,162,000      35,280,000      27,191,000
  Prepaid expenses and other current assets ................       1,975,000       1,672,000       2,553,000
                                                                 -----------     -----------     -----------
      Total current assets .................................      56,310,000      59,177,000      57,130,000

PROPERTY, PLANT AND EQUIPMENT, NET .........................      14,500,000      14,144,000      11,920,000

OTHER ASSETS ...............................................         799,000         813,000         580,000

COSTS IN EXCESS OF FAIR VALUE OF NET ASSETS
  ACQUIRED .................................................      24,405,000      24,620,000      25,265,000
                                                                 -----------     -----------     -----------
                                                                 $96,014,000     $98,754,000     $94,895,000
                                                                 ===========     ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade acceptances and notes payable ......................     $ 4,321,000     $ 2,417,000     $ 1,883,000
  Accounts payable--trade ..................................       8,998,000      10,108,000       8,915,000
  Accrued expenses and other current liabilities ...........       5,154,000       6,694,000       5,588,000
  Current portion of long term debt ........................       4,431,000       4,979,000       2,512,000
                                                                 -----------     -----------     -----------
      Total current liabilities ............................      22,904,000      24,198,000      18,898,000

OTHER LIABILITIES ..........................................       1,664,000       1,706,000       1,621,000

LONG TERM DEBT, LESS CURRENT PORTION .......................      64,175,000      64,239,000      66,527,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Common stock, par value $.01: 50,000,000 shares
    authorized; issued and outstanding 11,925,416 ..........         119,000         119,000         119,000
  Additional paid-in capital ...............................      44,061,000      44,061,000      44,061,000
  Accumulated deficit ......................................     (35,659,000)    (34,330,000)    (35,171,000)
  Cumulative foreign currency translation adjustment .......      (1,250,000)     (1,239,000)     (1,160,000)
                                                                 -----------     -----------     -----------
      Total stockholders' equity ...........................       7,271,000       8,611,000       7,849,000
                                                                 -----------     -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................     $96,014,000     $98,754,000     $94,895,000
                                                                 ===========     ===========     ===========

See condensed notes to consolidated financial statements

                              ARIS INDUSTRIES INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       Thirteen Weeks Ended
                                                     April 29,       April 30,
                                                       1995            1994
                                                    -----------     -----------

NET REVENUES ....................................   $37,387,000     $45,409,000
                                                    -----------     -----------
OPERATING COSTS:
Cost of sales ...................................    29,875,000      35,226,000
Selling and administrative ......................     6,763,000       6,928,000
                                                    -----------     -----------
TOTAL OPERATING COSTS ...........................    36,638,000      42,154,000
                                                    -----------     -----------
INCOME BEFORE INTEREST AND DEBT EXPENSE,
  AND INCOME TAXES ..............................       749,000       3,255,000

INTEREST AND DEBT EXPENSE, NET ..................     2,168,000       1,659,000
                                                    -----------     -----------
INCOME/(LOSS) BEFORE INCOME TAXES ...............    (1,419,000)      1,596,000

INCOME TAXES ....................................       (90,000)        221,000
                                                    -----------     -----------
NET INCOME/(LOSS) ...............................  ($ 1,329,000)    $ 1,375,000
                                                    ===========     ===========

PER SHARE DATA:

  Net Income/(Loss) .............................        ($0.11)          $0.12
                                                         ======           =====

Weighted average number of common shares ........    11,925,416      11,925,416

See condensed notes to consolidated financial statements

                              ARIS INDUSTRIES INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                       Thirteen Weeks Ended
                                                     April 29,       April 30,
                                                       1995            1994
                                                    -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        ($1,329,000)     $1,375,000
                                                     ----------      ----------
  Adjustments to reconcile net income to
    net cash used in operating activities:
      Depreciation and amortization ................    805,000         709,000
  Change in assets and liabilities:
      Decrease in cash - restricted ................     10,000          35,000
      (Increase)/decrease in receivables ...........  5,868,000      (6,796,000)
      (Increase)/decrease in inventories ........... (2,882,000)      2,688,000
      Increase in prepaid expenses and
        other current assets .......................   (303,000)       (744,000)
      Decrease in other assets .....................     14,000          33,000
      Increase/(decrease) in trade acceptances ..... (2,096,000)         84,000
      Decrease in accounts payable - trade ......... (1,110,000)     (2,615,000)
      Decrease in accrued expenses and other
        current liabilities ........................ (1,539,000)       (490,000)
      Decrease in other liabilities ................    (37,000)        (24,000)
                                                     ----------      ----------
        Total Adjustments .......................... (1,270,000)     (7,120,000)
                                                     ----------      ----------
          Net cash used in operating activities .... (2,599,000)     (5,745,000)
                                                     ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .............................   (934,000)       (457,000)
                                                           --              --
                                                     ----------      ----------
          Net cash used in investing activities ....   (934,000)       (457,000)
                                                     ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of long-term debt .............   (630,000)       (462,000)
  Proceeds from issuance of note payable ...........  4,000,000            --
                                                     ----------      ----------
          Net cash provided by/(used in)
            financing activities ...................  3,370,000        (462,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH ............    (11,000)        (70,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS ..........   (174,000)     (6,734,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....  3,086,000      10,999,000
                                                     ----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ........... $2,912,000      $4,265,000
                                                     ==========      ==========

CASH PAID DURING THE YEAR FOR:
  Interest ......................................... $2,107,000      $1,638,000
  Income Taxes .....................................     87,000         226,000



See condensed notes to consolidated financial statements

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheets as of April 29, 1995 and April 30, 1994, the consolidated statements of operations for the thirteen-week periods ended April 29, 1995 and April 30, 1994, and the consolidated statements of cash flows for the thirteen week periods ended April 29, 1995 and April 30, 1994 were all prepared by the Company without audit. In management's opinion, adjustments consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in cash flow for this period have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or abridged in this submission. It is suggested, therefore, that these consolidated statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1995. The operating results for the thirteen-week period ended April 29, 1995 are not necessarily indicative of the operating results for the full fiscal year ending February 3, 1996. Certain reclassifications have been made to the prior quarter financial statements to conform with the presentation in the current quarter.

2. DEBT SERVICE

The Company's principal long-term indebtedness includes the debt obligations of the Company to Heller Financial, Inc. ("Heller"), BNY Financial Corporation ("BNY") and AIF-II, L.P., a Delaware limited partnership and an affiliate of Apollo Advisors, L.P. ("AIF II").

o On June 30, 1993, the Company entered into a Senior Secured Note Agreement with Heller pursuant to which Heller received a note in the original principal amount of $50,857,148 to be repaid over seven years, with interest at 2% over prime. Heller retained a pledge of the stock (but not the assets) of certain of the Company's subsidiaries: Europe Craft Imports, Inc. ("ECI"), Perry Manufacturing Company ("Perry") and Above the Belt, Inc. ("ATB"). Heller's note will amortize on the following schedule beginning at the fourth fiscal quarter commencing October 1994. Additionally, the Company must make annual prepayments equal to 50% of certain "excess cash flow" for the preceding four fiscal quarters.

                        Year                      Amount
                        ----                   -----------
                        1994                   $ 1,000,000
                        1995                     3,000,000
                        1996                     4,000,000
                        1997                     6,000,000
                        1998                     8,000,000
                        1999                    10,000,000
                        2000                    18,857,000

o On June 30, 1993, the Company entered into a Series A Junior Secured Note Agreement with BNY, pursuant to which BNY received a nine-year, $7 million note, bearing interest at a rate of 7% per annum. BNY shares with AIF II a second lien on Heller's collateral. BNY's note will amortize in six annual installments, payable on November 3 of each year commencing in 1997 as follows:

                        Year                      Amount
                        ----                   ----------
                        1997                   $  300,000
                        1998                      300,000
                        1999                      500,000
                        2000                      600,000
                        2001                    1,100,000
                        2002                    4,200,000

o On June 30, 1993 the Company entered into a Series B Junior Secured Note Agreement with AIF II, pursuant to which AIF II received a $7.5 million note bearing interest at 13% per annum. AIF II shares with BNY a second lien on Heller's collateral. AIF II's note will be amortized in two equal installments payable on November 3 in each of 2001 and 2002.

     Once the Heller obligations are paid in full, AIF II and BNY will share in mandatory prepayments based upon 50% of certain "excess cash flows".

The Company's agreements with Heller, BNY and Apollo contain certain affirmative and negative covenants on the operation of the Company. The Company has in the past and recently sought and obtained amendments to certain of these covenants to adjust to seasonal and other performance factors and the Company may seek additional amendments in the future.

3. COSTS IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED

Cost in excess of fair value of net assets acquired (goodwill) represents the unamortized excess of the cost of acquiring a business over the fair values of the net assets received at the date of acquisition. Amortization expense is computed by use of the straight-line method over an estimated life of 40 years. The Company continuously evaluates goodwill for any potential impairment. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future results.

4. INVENTORIES

                                       April 29,     January 28,      April 30,
                                         1995           1995           1994
                                       --------      ----------       --------
                                                   (In Thousands)
Finished goods ....................     $23,447        $18,818        $15,297
Work-in-process ...................       5,495          8,304          5,253
Raw materials .....................       9,220          8,158          6,641
                                        -------        -------        -------
                                        $38,162        $35,280        $27,191
                                        =======        =======        =======


5. INCOME TAXES

Due to a significant net operating loss carryforward, the Company does not anticipate paying any federal income taxes for the fiscal year ending February 3, 1996, except for the alternative minimum income tax which was part of the 1986 Tax Reform Act. Approximately $92,000,000 of tax net operating loss carryforwards remain to offset future federal taxable income.

SFAS 109 requires a valuation allowance to be recognized for those deferred tax assets that may not be realized. At April 29, 1995, the Company had gross deferred tax assets of approximately $39,000,000. At this time, the Company has determined that such a valuation allowance be equal to the gross federal deferred tax asset, except for a portion of the alternative minimum tax credit carryforwards. The alternative minimum tax credit carryforwards do not expire, and in the Company's opinion, it is more likely than not that a portion of this credit carryforward will be realized. The valuation allowance was increased by $500,000 in connection with the increase in net operating loss carryforwards due to the loss incurred for the thirteen weeks ended April 29, 1995.

6. PER SHARE DATA

Income per share for the thirteen week period ending April 29, 1995 was computed based upon the weighted average number of common shares outstanding during such period. Anti-dilutive common stock equivalents were not included in the computation.

7. CONTINGENCIES

A former sales employee of ECI instituted a lawsuit in June, 1992, against ECI claiming alleged sales commissions in the amount of approximately $1,700,000, which action is pending in the U.S. District Court for the Eastern District of Michigan. The Company and ECI believe this claim is entirely without merit and ECI is vigorously defending this action. However, the Company cannot predict the ultimate outcome of this litigation.

In addition, the Company and/or its subsidiaries, in the ordinary course of their business, from time to time may be the subject of, or a party to, various legal actions involving private interests. The Company and/or its subsidiaries believe that any ultimate liability arising from any such actions which may be pending will not have a material adverse effect on its consolidated financial position at April 29, 1995.

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following analysis of the financial condition and results of operations of Aris Industries, Inc. (the "Company") should be read in conjunction with the consolidated financial statements, including the notes thereto, included on pages 3 through 9 of this report.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

As of April 29, 1995, the Company had working capital of approximately $33,406,000 as compared to $34,979,000 at January 28, 1995 and $38,232,000 at
April 30, 1994. The decrease in working capital from January 28, 1995 to April 29, 1995 is attributable primarily to the Company's operating loss during such periods.

During the thirteen weeks ended April 29, 1995, the Company financed its capital expenditures and debt repayments principally through internally generated funds and credit facilities. The Company believes that its current cash resources, together with available credit facilities and income from operations, assuming the Company's present business plans are met and assuming the Company's working capital facilities are renewed as they have been in the past on an annual basis, are sufficient for the Company's capital expenditure program and debt retirements as well as ongoing working capital needs, for the remainder of the current fiscal year.

DEBT SERVICE AND CAPITAL NEEDS

The Company's principal long-term indebtedness includes the debt obligations of the Company to Heller Financial, Inc. ("Heller"), BNY Financial Corporation ("BNY") and AIF-II, L.P., a Delaware limited partnership and an affiliate of Apollo Advisors, L.P. ("AIF II").

o On June 30, 1993, the Company entered into a Senior Secured Note Agreement with Heller pursuant to which Heller received a note in the original principal amount of $50,857,148, to be repaid over seven years, with interest at 2% over prime. Heller retained a pledge of the stock (but not the assets) of certain of the Company's subsidiaries: Europe Craft Imports, Inc. ("ECI"), Perry Manufacturing Company ("Perry") and Above the Belt, Inc. ("ATB"). Heller's note will amortize on the following schedule beginning at the fourth fiscal quarter commencing October 1994. Additionally, the Company must make annual prepayments equal to 50% of certain "excess cash flow" for the preceding four fiscal quarters.

                        Year                     Amount
                        ----                   -----------
                        1994                   $ 1,000,000
                        1995                     3,000,000
                        1996                     4,000,000
                        1997                     6,000,000
                        1998                     8,000,000
                        1999                    10,000,000
                        2000                    18,857,000

o On June 30, 1993, the Company entered into a Series A Junior Secured Note Agreement with BNY, pursuant to which BNY received a nine-year, $7 million note, bearing interest at a rate of 7% per annum. BNY shares with AIF II a second lien on Heller's collateral. BNY's note will amortize in six annual installments, payable on November 3 of each year commencing in 1997 as follows:

                        Year                      Amount
                        ----                   -----------
                        1997                    $  300,000
                        1998                       300,000
                        1999                       500,000
                        2000                       600,000
                        2001                     1,100,000
                        2002                     4,200,000

o On June 30, 1993, the Company entered into a Series B Junior Secured Note Agreement with AIF II pursuant to which AIF II received a $7.5 million note bearing interest at 13% per annum. AIF II shares with BNY a second lien on Heller's collateral. AIF II's note will be amortized in two equal installments payable on November 3 in each of 2001 and 2002.

     Once the Heller obligations are paid in full, AIF II and BNY will share in mandatory prepayments based upon 50% of certain "excess cash flows".

The Company's agreements with Heller, BNY and AIF II contain certain affirmative and negative covenants on the operation of the Company. The Company has in the past obtained amendments to certain of these covenants to adjust to seasonal and other performance factors and the Company may seek additional amendments in the future.

RESULTS OF OPERATIONS

The Company reported a net loss of $1,329,000 for the thirteen weeks ended April 29, 1995, compared to net income of $1,375,000 for the comparable period in the prior year, and income from operations of $749,000 for the thirteen weeks ended April 29, 1995, compared to $3,255,000 for the comparable period in the prior year.

As discussed below, these decreases are due to a decrease in sales at Perry Manufacturing Company of $3,347,000 (causing a related loss of gross profit) as reorders by major customers did not materialize because of the unusually adverse retail environment. In addition, lower sales and margins continued at ECI for the first quarter due to the unseasonably warm weather throughout the United States which adversely affected retailers and fall and winter related apparel companies including outerwear companies. ECI's revenues and profits are expected to continue to be impacted during the second quarter of the current fiscal year by the abnormal weather difficulties affecting the outerwear apparel industry.

The Company's revenues decreased from $45,409,000 during the thirteen week period ended April 30, 1994 to $37,387,000 during the thirteen week period ended April 29, 1995. This revenue decrease of $8,022,000 resulted from the decrease in revenues at Perry of $3,347,000 and a decrease in revenues at ECI of $4,675,000 for the thirteen week period ended April 29, 1995 compared to the same period in the prior year. The revenue decrease at Perry was primarily attributable to reorders from major retail chains on successful programs which were not repeated in the thirteen weeks ended April 29, 1995 by these customers due to the unusually adverse retail environment.

Several factors contributed to the reduction of ECI's revenues during the first quarter. Revenues decreased at ECI in part due to private label customers deciding to use ECI only as a sourcing agent in which ECI oversees production of merchandise for a commission and in which ECI has no ownership or risk in the inventory; in such transactions, ECI can only record commissions. In the comparable period in the prior year these private label customers opted to a greater extent to have ECI perform complete sourcing, financing, production and distribution for their private label customers, in which transactions ECI records the full merchandise price as a sale. In addition, due to the unseasonable spring weather and the general slowdown in the retail apparel environment, ECI's sales eroded significantly in the thirteen week period ended April 29, 1995 as compared to the thirteen week period ended April 30, 1994.

Costs of sales for the thirteen week period ended April 29, 1995 as a percentage of revenue was 79.9% compared to 77.6% of revenues for the thirteen week period ended April 30, 1994. This was primarily due to lower margins at ECI due to the unseasonably warm weather throughout the United States, which adversely affected retailers and fall and winter related apparel companies including outerwear companies. This was further impacted by the unseasonable spring weather and the general slowdown in the retail apparel environment. These conditions did not exist in the comparable period in the prior year.

Selling and administrative expenses as a percentage of revenues for the thirteen week period ending April 29, 1995 was 18.1% compared to 15.3% for the thirteen weeks ended April 30, 1994. This percentage increase was due to a decrease in sales that could not be offset by a corresponding decrease in expenses due to the fixed nature of the Company's expense structure. Selling and administrative expenses for the thirteen week period ended April 29, 1995 were $6,763,000 compared to $6,928,000 for the thirteen week period ended April 30, 1994, a decrease of $165,000 or 2.4%.

Interest and debt expense for the thirteen week period ended April 29, 1995 increased by $509,000 or 30.7% compared to the thirteen week period ended April 30, 1994. This increase is primarily due to increases in the prime lending rate by as much as 300 basis points from the comparable period last year for both Aris' and Perry's variable rate debt. In addition, due to the softness in the retail environment, Perry Manufacturing Company had to borrow earlier this year from its lender than for the comparable period last year.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A former sales employee of ECI instituted a lawsuit in June, 1992, against ECI claiming alleged sales commissions in the amount of approximately $1,700,000, which action is pending in the U.S. District Court for the Eastern District of Michigan. The Company and ECI believe this claim is entirely without merit and ECI is vigorously defending this action. However, the Company cannot predict the ultimate outcome of this litigation.

Item 2. Changes in Securities

NONE

Item 3. Defaults upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders

NONE

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits - NONE

(b) Reports on Form 8-K - NONE

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ARIS INDUSTRIES, INC.
                                                  (Registrant)

Date: June 12, 1995                            By /s/ PAUL SPECTOR
                                                  ---------------------------
                                                      Paul Spector,
                                                      Senior Vice President
                                                      Chief Financial Officer

                                               By /s/ VINCENT F. CAPUTO
                                                  ---------------------------
                                                      Vincent F. Caputo,
                                                      Vice President
                                                      Assistant Secretary and
                                                      Assistant Treasurer