Form 10-Q/A
period 1995-04-29
ARIS INDUSTRIES INC
filed 1995-08-03
CIK 100979

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                AMENDMENT NO. 1

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
At April 29, 1995

This Amendment No.1 is being filed because the Registrant's previously filed Form 10-Q for the quarter ended April 29, 1995 omitted to include a Financial Data Schedule as required. Accordingly, attached as Exhibit 27 is the Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ARIS INDUSTRIES, INC.
                                                  (Registrant)

Date: August 2, 1995                            By /s/ PAUL SPECTOR
                                                  ---------------------------
                                                      Paul Spector,
                                                      Senior Vice President
                                                      Chief Financial Officer

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