Form 10-Q
period 1995-07-29
ARIS INDUSTRIES INC
filed 1995-09-12
CIK 100979

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter ended                         (Commission File Number):  1-4814
July 29, 1995

                             ARIS INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              New York                                         22-1715274
  -------------------------------                         -------------------
  (State or other jurisdiction of                            (IRS Employer
   incorporation or organization)                         Identification No.)

                   675 Third Avenue, New York, New York 10017
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

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

                                YES  X     NO ___
                                   ------

Number of shares of Common Stock outstanding                         11,925,416
At July 29, 1995

                             ARIS INDUSTRIES, INC.

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements

          a.  Consolidated Balance Sheets as of July
              29, 1995, January 28, 1995 and July 30, 1994 ................   3

          b.  Consolidated Statement of Operations for the
              Twenty-Six Weeks Ended July 29, 1995 and July 30, 1994 ......   4

          c.  Consolidated Statement of Operations for the
              Thirteen Weeks Ended July 29, 1995 and July 30, 1994 ........   5

          d.  Consolidated Statements of Cash Flows for the
              Twenty-Six Weeks Ended July 29, 1995 and July 30, 1994 ......   6

          e.  Condensed Notes to Consolidated Financial Statements ........   7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations .........................  11


PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings ...........................................  16

     Item 2.  Changes in Securities .......................................  16

     Item 3.  Defaults upon Senior Securities .............................  16

     Item 4.  Submission of Matters to a Vote of Security Holders .........  16

     Item 5.  Other Information ...........................................  16

     Item 6.  Exhibits and Reports on Form 8-K ............................  16


SIGNATURES ................................................................  17


                              ARIS INDUSTRIES INC.
                                AND SUBSIDIARIES

CONSOLIDATED  BALANCE  SHEETS
-----------------------------


                                                                   July 29,        January 28,      July 30,
                                                                     1995             1995            1994
ASSETS                                                           (Unaudited)        (Audited)      (Unaudited)
                                                                 ------------      -----------     ------------
CURRENT ASSETS:
  Cash and cash equivalents .................................    $  2,563,000      $ 3,086,000     $  2,407,000
  Cash--restricted ..........................................            --             10,000          110,000
  Receivables ...............................................      14,329,000       19,129,000       29,508,000
  Inventories ...............................................      44,474,000       35,280,000       32,830,000
  Prepaid expenses and other current assets .................       2,375,000        1,672,000        3,551,000
                                                                 ------------      -----------     ------------
            Total current assets ............................      63,741,000       59,177,000       68,406,000

PROPERTY, PLANT AND EQUIPMENT, NET ..........................      14,114,000       14,144,000       14,749,000

OTHER ASSETS ................................................         888,000          813,000          564,000

COSTS IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED ........      24,190,000       24,620,000       25,050,000
                                                                 ------------      -----------     ------------
TOTAL ASSETS ................................................    $102,933,000      $98,754,000     $108,769,000
                                                                 ============      ===========     ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade acceptances and notes payable .......................    $ 12,842,000      $ 2,417,000     $ 11,498,000
  Accounts payable--trade ...................................       8,997,000       10,108,000        9,886,000
  Accrued expenses and other current liabilities ............       4,976,000        6,694,000        5,714,000
  Current portion of long term debt .........................       4,339,000        4,979,000        2,480,000
                                                                 ------------      -----------     ------------
            Total current liabilities .......................      31,154,000       24,198,000       29,578,000



OTHER LIABILITIES ...........................................       1,586,000        1,706,000        1,717,000

LONG TERM DEBT, LESS CURRENT PORTION ........................      64,248,000       64,239,000       68,753,000

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
  Common stock, par value $.01: 50,000,000 shares
    authorized; issued and outstanding 11,925,416 ...........         119,000          119,000          119,000
  Additional paid-in capital ................................      44,061,000       44,061,000       44,061,000
  Accumulated deficit .......................................     (36,987,000)     (34,330,000)     (34,259,000)
  Cumulative foreign currency translation adjustment ........      (1,248,000)      (1,239,000)      (1,200,000)
                                                                 ------------      -----------     ------------
            Total stockholders' equity ......................       5,945,000        8,611,000        8,721,000
                                                                 ------------      -----------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................    $102,933,000      $98,754,000     $108,769,000
                                                                 ============      ===========     ============

See condensed notes to consolidated financial statements

                              ARIS INDUSTRIES INC.
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------

                                               Twenty Six Weeks Ended
                                             --------------------------
                                              July 29,         July 30,
                                                1995             1994
                                             -----------       --------

NET REVENUES ...........................   $ 75,898,000     $90,922,000

OPERATING COSTS:
  Cost of sales ........................     59,520,000      70,312,000
  Selling and administrative ...........     13,918,000      14,560,000
  Production facility shutdown costs ...        531,000            --
                                           ------------     -----------
TOTAL OPERATING COSTS ..................     73,969,000      84,872,000
                                           ------------     -----------
INCOME BEFORE INTEREST AND DEBT EXPENSE,
   AND INCOME TAXES ....................      1,929,000       6,050,000

INTEREST AND DEBT EXPENSE, NET .........      4,620,000       3,408,000
                                           ------------     -----------
INCOME/(LOSS) BEFORE INCOME TAXES ......     (2,691,000)      2,642,000

INCOME TAXES ...........................        (34,000)        355,000
                                           ------------     -----------
NET INCOME/(LOSS) ......................   ($ 2,657,000)    $ 2,287,000
                                           ============     ===========
PER SHARE DATA:

   Net Income/(Loss) ...................   ($      0.22)    $      0.19

 Weighted average number of common
   and common equivalent shares ........     11,925,416      11,925,416


See condensed notes to consolidated financial statements

                              ARIS INDUSTRIES INC.
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------

                                                      Thirteen Weeks Ended
                                                  ----------------------------
                                                    July 29,         July 30,
                                                      1995             1994
                                                  -----------      -----------
NET REVENUES ...................................  $38,511,000      $45,513,000
                                                  -----------      -----------

OPERATING COSTS:
  Cost of sales ................................   29,645,000       35,086,000
  Selling and administrative ...................    7,155,000        7,632,000
  Production facility shutdown costs ...........      531,000           --
                                                  -----------      -----------
TOTAL OPERATING COSTS ..........................   37,331,000       42,718,000
                                                  -----------      -----------
INCOME BEFORE INTEREST AND DEBT EXPENSE,
   AND INCOME TAXES ............................    1,180,000        2,795,000

INTEREST AND DEBT EXPENSE, NET .................    2,452,000        1,749,000
                                                  -----------      -----------
INCOME/(LOSS) BEFORE INCOME TAXES .............   (1,272,000)       1,046,000

INCOME TAXES ...................................       56,000          134,000
                                                  -----------      -----------
NET INCOME/(LOSS) ..............................  ($1,328,000)     $   912,000
                                                  ===========      ===========
PER SHARE DATA:

  Net Income/(Loss) ............................       ($0.11)           $0.08

Weighted average number of common
   and common equivalent shares ................   11,925,416       11,925,416


See condensed notes to consolidated financial statements

                              ARIS INDUSTRIES INC.
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------
                                                         Twenty Six Weeks Ended
                                                        -----------------------
                                                         July 29,     July 30,
                                                           1995         1994
                                                        ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income/(Loss)...................................  ($2,657,000) $ 2,287,000

 Adjustments to reconcile net income/(loss)
  net cash used in operating activities:
   Depreciation and amortization ....................    1,592,000    1,513,000
 Change in assets and liabilities:
   (Increase)/decrease in cash--restricted ..........       10,000      (75,000)
   (Increase)/ decrease in receivables ..............    4,800,000  (13,227,000)
   Increase in inventories ..........................   (9,194,000)  (2,951,000)
   Increase in prepaid expenses and
     other current assets ...........................     (703,000)  (1,742,000)
   (Increase)/decrease in other assets ..............      (75,000)      38,000
   Increase in trade acceptances ....................    1,425,000    2,699,000
   Decrease in accounts payable--trade ..............   (1,111,000)  (1,754,000)
   Decrease in accrued expenses and other
     current liabilities ............................   (1,718,000)    (243,000)
   Increase/(decrease) in other liabilities .........     (108,000)      56,000
                                                        ----------  -----------
         Total Adjustments...........................   (5,082,000) (15,686,000)
                                                        ----------  -----------

         Net cash used in operating activities.......   (7,739,000) (13,399,000)
                                                        ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures ...............................   (1,106,000)  (3,831,000)
                                                        ----------  -----------
         Net cash used in investing activities.......   (1,106,000)  (3,831,000)
                                                        ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments of long-term debt ...............     (669,000)    (753,000)
 Proceeds from issuance of long term debt ...........           --    2,500,000
 Proceeds from issuance of note payable .............    9,000,000    7,000,000
                                                        ----------  -----------
         Net cash provided by financing activities...    8,331,000    8,747,000
                                                        ----------  -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH .............       (9,000)    (109,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS ...........     (523,000)  (8,592,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ......     3,086,000  10,999,000
                                                        ----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ............   $2,563,000  $ 2,407,000
                                                        ==========  ===========
CASH PAID DURING THE YEAR FOR:
   Interest .........................................   $4,526,000  $ 3,235,000
   Income Taxes .....................................      149,000      305,000


See condensed notes to consolidated financial statements

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheets as of July 29, 1995 and July 30, 1994, the consolidated statements of operations for the twenty-six and thirteen-week periods ended July 29, 1995 and July 30, 1994, and the consolidated statements of cash flows for the twenty-six week periods ended July 29, 1995 and July 30, 1994 were all prepared by the Company without audit. In management's opinion, adjustments consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in cash flows for these periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or abridged in this submission. It is suggested, therefore, that these consolidated statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1995. The operating results for the twenty-six and thirteen-week periods ended July 29, 1995 are not necessarily indicative of the operating results for the full fiscal year ending February 3, 1996.

2.  DEBT SERVICE

The Company's principal long-term indebtedness includes the debt obligations of the Company to Heller Financial, Inc. ("Heller"), BNY Financial Corporation ("BNY") and AIF-II, L.P., a Delaware limited partnership and an affiliate of Apollo Advisors, L.P. ("AIF II").

o On June 30, 1993, the Company entered into a Senior Secured Note Agreement with Heller pursuant to which Heller received a note in the original principal amount of $50,857,148 to be repaid over seven years, with interest at 2% over prime. Heller retained a pledge of the stock (but not the assets) of certain the Company's subsidiaries: Europe Craft Imports, Inc. ("ECI"), Perry Manufacturing Company ("Perry") and Above the Belt, Inc. ("ATB", whose operations were discontinued in 1993). Heller's note will amortize on the following schedule beginning at the fourth fiscal quarter commencing October 1994. Additionally, the Company must make annual prepayments equal to 50% of certain "excess cash flow" for the preceding four fiscal quarters.

                  Year                         Amount
                  ----                         ------
                  1994 ...................  $ 1,000,000
                  1995 ...................    3,000,000
                  1996 ...................    4,000,000
                  1997 ...................    6,000,000
                  1998 ...................    8,000,000
                  1999 ...................   10,000,000
                  2000 ...................   18,857,000

o On June 30, 1993, the Company entered into a Series A Junior Secured Note Agreement with BNY, pursuant to which BNY received a nine-year, $7 million note, bearing interest at a rate of 7% per annum. BNY shares with AIF II a second lien on Heller's collateral. BNY's note will amortize in six annual installments, payable on November 3 of each year commencing in 1997 as follows:

                  Year                          Amount
                  ----                          ------
                  1997 ...................   $  300,000
                  1998 ...................      300,000
                  1999 ...................      500,000
                  2000 ...................      600,000
                  2001 ...................    1,100,000
                  2002 ...................    4,200,000

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

On September 6, 1995, Aris and its wholly owned subsidiary, Marlene Industries Corporation, completed all required payments under the Composition Agreement dated October 11, 1991 with Marlene's trade creditors.

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

4.  INVENTORIES

                                     July 29     January 28      July 30
                                      1995          1995          1994
                                     -------     ----------     --------
                                              (In Thousands)

Finished goods ...................  $29,612       $18,818        $22,327
Work-in process ..................    6,030         8,304          3,685
Raw materials ....................    8,832         8,158          6,818
                                    -------       -------        -------
                                    $44,474       $35,280        $32,830
                                    =======       =======        =======
5.  INCOME TAXES

Due to a significant net operating loss carryforward, the Company does not anticipate paying any federal income taxes for the fiscal year ending February 3, 1996, except for the alternative minimum income tax which was part of the 1986 Tax Reform Act. Approximately $93,000,000 of tax net operating loss carryforwards remain to offset future federal taxable income.

SFAS 109 requires a valuation allowance to be recognized for those deferred tax assets that may not be realized. At July 29, 1995, the Company had gross deferred tax assets of approximately $39,500,000. At this time, the Company has determined that such a valuation allowance be equal to the gross federal deferred tax asset, except for a portion of the alternative minimum tax credit carryforwards. The alternative minimum tax credit carryforwards do not expire, and in the Company's opinion, it is more likely than not that a portion of this credit carryforward will be realized. The valuation allowance was increased by $1,000,000 in connection with the increase in net operating loss carryforwards due to the loss incurred for the twenty-six weeks ended July 29, 1995.

6.  PER SHARE DATA

Income per share for the thirteen and twenty-six week periods ended July 29, 1995 was computed based upon the weighted average number of common shares outstanding during such period. Anti-dilutive common stock equivalents were not included in the computation.

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

In addition, the Company and/or its subsidiaries, in the ordinary course of their business, from time to time may be the subject of, or a party to, various legal actions involving private interests. The Company and/or its subsidiaries believe that any ultimate liability arising from any such actions which may be pending will not have a material adverse effect on its consolidated financial position at July 29, 1995.

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction
------------
The following analysis of the financial condition and results of operations of Aris Industries, Inc. (the "Company") should be read in conjunction with the consolidated financial statements, including the notes thereto, included on pages 3 through 10 of this report.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

As of July 29, 1995, the Company had working capital of approximately $32,587,000 as compared to $34,979,000 at January 28, 1995 and $38,828,,000 at
July 30, 1994. The decrease in working capital from January 28, 1995 to July 29, 1995 is attributable primarily to the Company's operating loss during such periods.

During the twenty-six weeks ended July 29, 1995, the Company financed its capital expenditures and debt repayments principally through internally generated funds and credit facilities. The Company believes that its current cash resources, together with available credit facilities and income from operations, assuming the Company's present business plans are met and assuming the Company's working capital facilities are renewed as they have been in the past on an annual basis, are sufficient for the Company's capital expenditure program and debt retirements as well as ongoing working capital needs, for the remainder of the current fiscal year. To achieve its business plans, the Company feels that it will be necessary for the present negative retail environment to improve and for the Company not to be impacted by unseasonably warm weather as it was last year.

DEBT SERVICE AND CAPITAL NEEDS

The Company's principal long-term indebtedness includes the debt obligations of the Company to Heller Financial, Inc. ("Heller"), BNY Financial Corporation ("BNY") and AIF-II, L.P., a Delaware limited partnership and an affiliate of Apollo Advisors, L.P. ("AIF II").

o On June 30, 1993, the Company entered into a Senior Secured Note Agreement with Heller pursuant to which Heller received a note in the original principal amount of $50,857,148, to be repaid over seven years, with interest at 2% over prime. Heller retained a pledge of the stock (but not the assets) of certain of the Company's subsidiaries: Europe Craft Imports,

   Inc. ("ECI"), Perry Manufacturing Company ("Perry") and Above the Belt, Inc. ("ATB", whose operations were discontinued in 1993). Heller's note will amortize on the following schedule beginning at the fourth fiscal quarter commencing October 1994. Additionally, the Company must make annual prepayments equal to 50% of certain "excess cash flow" for the preceding four fiscal quarters.

                  Year                         Amount
                  ----                         ------
                  1994 ..................   $ 1,000,000
                  1995 ..................     3,000,000
                  1996 ..................     4,000,000
                  1997 ..................     6,000,000
                  1998 ..................     8,000,000
                  1999 ..................    10,000,000
                  2000 ..................    18,857,000

o On June 30, 1993, the Company entered into a Series A Junior Secured Note Agreement with BNY, pursuant to which BNY received a nine-year, $7 million note, bearing interest at a rate of 7% per annum. BNY shares with AIF II a second lien on Heller's collateral. BNY's note will amortize in six annual installments, payable on November 3 of each year commencing in 1997 as follows:

                  Year                         Amount
                  ----                         ------
                  1997 ..................    $  300,000
                  1998 ..................       300,000
                  1999 ..................       500,000
                  2000 ..................       600,000
                  2001 ..................     1,100,000
                  2002 ..................     4,200,000

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

On September 6, 1995, Aris and its wholly owned subsidiary, Marlene Industries Corporation, completed all required payments under the

Composition Agreement dated October 11, 1991 with Marlene's trade creditors.

RESULTS OF OPERATIONS

The Company reported a net loss of $2,657,000 and $1,328,000 for the twenty-six and thirteen weeks ended July 29, 1995, respectively, compared to net income of $2,287,000 and $912,000, respectively, for the comparable periods in the prior year, and income from operations of $1,929,000 and $1,180,000 for the twenty-six and thirteen weeks ended July 29, 1995, compared to $6,050,000 and $2,795,000 for the comparable periods in the prior year. As discussed below, these decreases are due to a decrease in sales at Perry Manufacturing Company of $8,161,000 for the twenty-six weeks ended July 29, 1995 as compared to the twenty-six weeks ended July 30, 1994 and $4,814,000 for the thirteen weeks ended July 29, 1995 as compared to the thirteen weeks ended July 30, 1994, which caused a related loss of gross profit, as reorders by major customers did not materialize because of the unusually adverse retail environment, along with the loss of sales from a customer who went out of business during the fiscal year ended January 28, 1995. In addition, lower sales and margins continued at ECI for the second quarter due to the unseasonable spring weather and a general slowdown in the retail apparel environment.

The Company's revenues decreased from $90,922,000 during the twenty-six week period ended July 30, 1994 to $75,898,000 during the twenty-six week period ended July 29, 1995. The Company's revenues decreased from $45,513,000 during the thirteen week period ended July 30, 1994 to $38,511,000 during the thirteen week period ended July 29, 1995.

The revenue decrease of $15,024,000 for the twenty-six week period ended July 29, 1995 compared to the same period last year resulted from the decrease in revenues at Perry of $8,161,000 and the decrease in revenues at ECI of $6,863,000 for the twenty-six week period ended July 29, 1995 compared to the same period in the prior year. The revenue decrease at Perry was primarily attributable to reorders from major retail chains on successful programs which were not repeated in the twenty-six weeks ended July 29, 1995 by these customers due to the unusually adverse retail environment and the loss of a customer which went out of business and which had contributed $5,000,000 in sales during the twenty-six week period ended July 30, 1994. Several factors contributed to the significant reduction of ECI's revenues: The unseasonable spring weather and a general slowdown in the retail apparel environment.

The revenue decrease of $7,002,000 for the thirteen week period ended July 29, 1995 compared to the same period last year resulted from the decrease in revenues at Perry of $4,814,000 and a decrease in revenues at ECI of $2,188,000 for the thirteen week period ended July 29, 1995 compared to the same period in the prior year. The revenue decrease at Perry was primarily attributable to reorders from major retail chains on successful programs which were not repeated in the thirteen weeks ended July 29, 1995 by these customers due to the unusually adverse retail environment. In addition, a large customer which had contributed $3,266,000 in sales during the thirteen week period ended July 30, 1994 went out of business during the fiscal year ended January 28, 1995. ECI's decrease in revenues for the thirteen weeks ended July 29, 1995 was due to the unseasonable spring weather and a general slowdown in the retail apparel environment.

Cost of sales for the twenty-six week period ended July 29, 1995 as a percentage of revenue was 78.4% compared to 77.3% of revenues for the twenty-six week period ended July 30, 1994. This was due to lower margins at both ECI and Perry. At ECI, margins were affected by the unseasonable spring weather and a general slowdown in the retail apparel environment which put additional pressure on selling margins. These conditions did not exist in the comparable period in the prior year. Perry's margins were adversely affected by the unusually adverse retail environment that caused customers to shift orders to future periods which in turn caused some unfavorable manufacturing variances. These conditions did not exist in the comparable periods in the prior year.

Cost of sales for the thirteen week period ended July 29, 1995 as a percentage of revenue was 77.0% compared to 77.1% of revenues for the thirteen week period ended July 30, 1994. This was due to lower margins at ECI. At ECI, margins were adversely affected by the unseasonable spring weather and general slowdown in the retail apparel environment as discussed above.

Selling and administrative expenses as a percentage of revenues for the twenty-six and thirteen week periods ended July 29, 1995 was 18.3% and 18.6% compared to 16.0% and 16.8% for the twenty-six and thirteen weeks ended July 30, 1994. This percentage increase was due to a decrease in sales that could not be offset by a corresponding decrease in expenses due to the fixed nature of much of the Company's expense structure. Selling and administrative expenses for the twenty-six week period ended July 29, 1995 were $13,918,000 compared to $14,560,000 for the twenty-six week period ended July 30, 1994, a decrease of $642,000 or 4.4%. Selling and administrative expenses for the thirteen week period ended July 29, 1995 were $7,155,000 compared to $7,632,000 for the thirteen week period ended July 30, 1994, a decrease of $477,000 or 6.3%.

Perry has restructured one of its Latin American facilities whose production capacity has been wound down and continues to function as a warehouse. Management continues to evaluate the feasibility of a continued presence in this location.

Interest and debt expense for the twenty-six and thirteen week periods ended July 29, 1995 increased by $1,212,000 or 35.6% and $703,000 or 40.2% compared to the twenty-six and thirteen week periods ended July 30, 1994. This increase is primarily due to increases in the prime lending rate by as much as 300 basis points from the comparable period last year for both Aris' and Perry's variable rate debt. In addition, due to the softness in the retail environment, Perry and ECI had to borrow earlier this year from their lenders than for the comparable period last year.

                           PART II--OTHER INFORMATION

Item 1.  Legal Proceedings
-------  -----------------
NONE

Item 2.  Changes in Securities
-------  ---------------------
NONE

Item 3.  Defaults upon Senior Securities
-------  -------------------------------
NONE

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------
NONE

Item 5.  Other Information
-------  -----------------
NONE

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------
(a)   Exhibits--NONE

(b) Reports on Form 8-K--Current Report on Form 8-K filed June 12, 1995 with respect to an amendment to the Company's Senior Secured Note Agreement with Heller Financial, Inc., which amendment adjusted certain financial covenants so that they would be more advantageous to the Company and added a fixed charge coverage financial covenant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               ARIS INDUSTRIES, INC.
                                                   (Registrant)


Date: September 11, 1995                       By /s/ PAUL SPECTOR
                                                  ----------------------------
                                                      Paul Spector,
                                                      Senior Vice President
                                                      Chief Financial Officer

                                               By /s/ VINCENT F. CAPUTO
                                                  ----------------------------
                                                      Vincent F. Caputo,
                                                      Vice President
                                                      Assistant Secretary and
                                                      Assistant Treasurer

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ARIS INDUSTRIES, INC.
                                                   (Registrant)

Date: September 11, 1995                       By_____________________________
                                                      Paul Spector,
                                                      Senior Vice President
                                                      Chief Financial Officer


                                               By_____________________________
                                                      Vincent F. Caputo,
                                                      Vice President
                                                      Assistant Secretary and
                                                      Assistant Treasurer