Form 10-Q
period 1995-10-28
ARIS INDUSTRIES INC
filed 1995-12-12
CIK 100979

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter ended                      (Commission File Number):  1-4814
October 28, 1995                                                      ------


                              ARIS INDUSTRIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           New York                                       22-1715274
-------------------------------                      -------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                       Identification No.)



                   675 THIRD AVENUE, NEW YORK, NEW YORK 10017
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

                                    YES X    NO
                                       ---     ---


Number of shares of Common Stock outstanding                    11,925,416
At October 28, 1995

                              ARIS INDUSTRIES, INC.

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          a.   Consolidated Balance Sheets as of October 28, 1995,
               January 28, 1995 and October 29, 1994. .......................  3

          b.   Consolidated Statements of Operations for the Thirty-Nine
               Weeks Ended October 28, 1995 and October 29, 1994. ...........  4

          c.   Consolidated Statements of Operations for Thirteen Weeks
               Ended October 28, 1995 and October 29, 1994. .................  5

          d.   Consolidated Statements of Cash Flows for the Thirty-Nine
               Weeks Ended October 28, 1995 and October 29, 1994. ...........  6

          f.   Condensed Notes to Consolidated Financial Statements. ........  7

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations ...................................... 11


PART II. OTHER INFORMATION

     Item 1. Legal Proceedings .............................................. 16

     Item 2. Changes in Securities .......................................... 16

     Item 3. Defaults upon Senior Securities ................................ 16

     Item 4. Submission of Matters to a Vote of Security Holders ............ 16

     Item 5. Other Information .............................................. 16

     Item 6.  Exhibits and Reports on Form 8-K .............................. 16

SIGNATURES .................................................................. 17


                              ARIS INDUSTRIES INC.
                                AND SUBSIDIARIES

CONSOLIDATED  BALANCE  SHEETS

                                                                   October 28,     January 28,      October 29,
                                                                      1995            1995              1994
ASSETS                                                            (Unaudited)       (Audited)       (Unaudited)
                                                                 -------------    -------------    -------------
CURRENT ASSETS:
   Cash and cash equivalents .................................     $ 2,024,000      $ 3,086,000      $ 3,015,000
   Cash--restricted ..........................................            --             10,000          110,000
   Receivables ...............................................      38,684,000       19,129,000       32,581,000
   Inventories ...............................................      42,165,000       35,280,000       40,264,000
   Prepaid expenses and other current assets .................       2,818,000        1,672,000        2,547,000
                                                                  ------------      -----------     ------------
                          Total current assets ...............      85,691,000       59,177,000       78,517,000

PROPERTY, PLANT AND EQUIPMENT, NET ...........................      13,502,000       14,144,000       14,382,000

OTHER ASSETS .................................................         877,000          813,000          591,000

COSTS IN EXCESS OF FAIR VALUE OF NET ASSETS
   ACQUIRED ..................................................      23,975,000       24,620,000       24,835,000
                                                                  ------------      -----------     ------------
TOTAL ASSETS .................................................    $124,045,000      $98,754,000     $118,325,000
                                                                  ============      ===========     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Trade acceptances and notes payable .......................   $  31,025,000      $ 2,417,000    $  17,189,000
   Accounts payable--trade ...................................      10,808,000       10,108,000       12,270,000
   Accrued expenses and other current liabilities ............       6,143,000        6,694,000        6,824,000
   Current portion of long term debt .........................         739,000        4,979,000        2,220,000
                                                                  ------------      -----------     ------------
                        Total current liabilities ............      48,715,000       24,198,000       38,503,000



OTHER LIABILITIES ............................................       1,516,000        1,706,000        1,788,000

LONG TERM DEBT,  LESS CURRENT PORTION ........................      67,212,000       64,239,000       68,446,000

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
   Common stock, par value $.01: 50,000,000 shares authorized;
     issued and outstanding 11,925,416 .......................         119,000          119,000          119,000
   Additional paid-in capital ................................      44,061,000       44,061,000       44,061,000
   Accumulated deficit .......................................     (36,343,000)     (34,330,000)     (33,367,000)
   Cumulative foreign currency translation adjustment ........      (1,235,000)      (1,239,000)      (1,225,000)
                                                                  ------------      -----------     ------------
                       Total stockholders' equity ............       6,602,000        8,611,000        9,588,000
                                                                  ------------      -----------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................   $ 124,045,000      $98,754,000    $ 118,325,000
                                                                 =============      ===========    =============

See condensed notes to consolidated financial statements

                      ARIS INDUSTRIES INC.
                       AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF OPERATIONS (UNAUDITED)

                                                Thirty Nine Weeks Ended
                                            ------------------------------
                                              October 28,      October 29,
                                                 1995             1994
                                            -------------     ------------
NET REVENUES ...........................    $ 130,016,000     $141,518,000
                                            -------------     ------------

OPERATING COSTS:
Cost of sales ..........................      101,805,000      109,405,000
Selling and administrative .............       22,414,000       23,006,000
Production facility shutdown costs .....          531,000             --
                                            -------------     ------------
TOTAL OPERATING COSTS ..................      124,750,000      132,411,000
                                            -------------     ------------

INCOME BEFORE INTEREST AND DEBT EXPENSE,
   AND INCOME TAXES ....................        5,266,000        9,107,000

INTEREST AND DEBT EXPENSE, NET .........        7,150,000        5,382,000
                                            -------------     ------------


INCOME/(LOSS)  BEFORE INCOME TAXES .....       (1,884,000)       3,725,000

INCOME TAXES ...........................          129,000          546,000
                                            -------------     ------------

NET INCOME/(LOSS) ......................    ($  2,013,000)    $  3,179,000
                                            =============     ============


PER SHARE DATA:

   Net Income/(Loss) ...................           ($0.17)           $0.27

Weighted average number of common
   and common equivalent shares ........       11,925,416       11,925,416

See condensed notes to consolidated financial statements

                              ARIS INDUSTRIES INC.
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                              Thirteen Weeks Ended
                                           -------------------------
                                           October 28,   October 29,
                                               1995          1994
                                           -----------   -----------
NET REVENUES ...........................   $54,118,000   $50,596,000
                                           -----------   -----------

OPERATING COSTS:
Cost of sales ..........................    42,285,000    39,093,000
Selling and administrative .............     8,496,000     8,446,000
                                           -----------   -----------
TOTAL OPERATING COSTS ..................    50,781,000    47,539,000
                                           -----------   -----------

INCOME BEFORE INTEREST AND DEBT EXPENSE,
  AND INCOME TAXES .....................     3,337,000     3,057,000

INTEREST AND DEBT EXPENSE, NET .........     2,530,000     1,974,000
                                           -----------   -----------

INCOME BEFORE INCOME TAXES .............       807,000     1,083,000

INCOME TAXES ...........................       163,000       191,000
                                           -----------   -----------
NET INCOME .............................   $   644,000   $   892,000
                                           ===========   ===========


PER SHARE DATA:

  Net Income ...........................   $      0.05   $      0.07

Weighted average number of common
  and common equivalent shares .........    11,925,416    11,925,416

See condensed notes to consolidated financial statements

                              ARIS INDUSTRIES INC.
                                AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                      Thirty Nine Weeks Ended
                                                                    ----------------------------
                                                                     October 28,     October 29,
                                                                        1995            1994
                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income/(Loss) ...........................................   ($ 2,013,000)   $  3,179,000

     Adjustments to reconcile net income/(loss) to net cash
       used in operating activities:
         Depreciation and amortization ..........................      2,417,000       2,317,000
     Change in assets and liabilities:
         (Increase)/decrease in cash--restricted ................         10,000         (75,000)
         (Increase) in receivables ..............................    (19,555,000)    (16,300,000)
         (Increase) in inventories ..............................     (6,885,000)    (10,385,000)
         (Increase) in prepaid expenses and
           other current assets .................................     (1,146,000)       (738,000)
         (Increase) in other assets .............................        (64,000)         (2,000)
         Increase in trade acceptances ..........................      1,108,000       1,390,000
         Increase in accounts payable--trade ....................        700,000         630,000
         Increase/(decrease) in accrued expenses and other
           current liabilities ..................................       (551,000)        987,000
         Increase/(decrease) in other liabilities ...............       (191,000)        127,000
                                                                    ------------    ------------
              Total Adjustments .................................    (24,157,000)    (22,049,000)
                                                                    ------------    ------------
                    Net cash used in operating activities .......    (26,170,000)    (18,870,000)
                                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures ........................................     (1,260,000)     (4,023,000)
    Proceeds from sale of property and plant ....................        189,000            --
                                                                    ------------    ------------
                    Net cash used in investing activities .......     (1,071,000)     (4,023,000)
                                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of long-term debt ........................     (1,325,000)     (1,457,000)
    Proceeds from issuance of long term debt ....................           --         2,500,000
    Proceeds from issuance of note payable, net .................     27,500,000      14,000,000
                                                                    ------------    ------------
                    Net cash provided by financing activities....     26,175,000      15,043,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH .........................          4,000        (134,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS .......................     (1,062,000)     (7,984,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..................      3,086,000      10,999,000
                                                                    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ........................   $  2,024,000    $  3,015,000
                                                                    ============    ============

CASH PAID DURING THE YEAR FOR:
   Interest .....................................................   $  7,084,000    $  5,155,000
   Income Taxes .................................................        184,000         497,000

See condensed notes to consolidated financial statements


                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated balance sheets as of October 28, 1995 and October 29, 1994, the consolidated statements of operations for the thirty-nine and thirteen week periods ended October 28, 1995 and October 29, 1994 respectively, and the consolidated statements of cash flows for the thirty-nine week periods ended October 28, 1995 and October 29, 1994 respectively were all prepared by the Company without audit. In management's opinion, adjustments consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in cash flow for these periods have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or abridged in this submission. It is suggested, therefore, that these consolidated statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1995. The operating results for the thirty-nine and thirteen-week periods ended October 28, 1995 are not necessarily indicative of the operating results for the full fiscal year ending February 3, 1996.

2. DEBT SERVICE

     The Company's principal long-term indebtedness includes the debt obligations of the Company to Heller Financial, Inc. ("Heller"), BNY Financial Corporation ("BNY") and AIF-II, L.P., a Delaware limited partnership and an affiliate of Apollo Advisors, L.P. ("AIF II").

     o On June 30, 1993, the Company entered into a Senior Secured Note Agreement with Heller pursuant to which Heller received a note in the original principal amount of $50,857,148 to be repaid over seven years, with interest at 2% over prime. Heller retained a pledge of the stock (but not the assets) of certain the Company's subsidiaries:
          Europe Craft Imports, Inc. ("ECI"), Perry Manufacturing Company ("Perry") and Above the Belt, Inc. ("ATB"). Heller's note will amortize on the following schedule, which was amended on October 27, 1995 to be more advantageous to the Company. Additionally, the Company must make annual prepayments equal to 50% of certain "excess cash flow" for the preceding four fiscal quarters.

               YEAR                                 AMOUNT
               ----                                 ------
               1994 .........................    $ 1,000,000
               1995 .........................          -0-
               1996 .........................      4,000,000
               1997 .........................      7,000,000
               1998 .........................     10,000,000
               1999 .........................     10,000,000
               2000 .........................     18,857,000

     o On June 30, 1993, the Company entered into a Series A Junior Secured Note Agreement with BNY, pursuant to which BNY received a nine-year, $7 million note, bearing interest at a rate of 7% per annum. BNY shares with AIF II a second lien on Heller's collateral. BNY's note will amortize in six annual installments, payable on November 3 of each year commencing in 1997 as follows:

               YEAR                                 AMOUNT
               ----                                 ------
               1997 .........................    $  300,000
               1998 .........................       300,000
               1999 .........................       500,000
               2000 .........................       600,000
               2001 .........................     1,100,000
               2002 .........................     4,200,000

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

     On September 6 1995, Aris and its wholly owned subsidiary, Marlene Industries Corporation, completed all required payments under the Composition Agreement dated October 11, 1991 with Marlene's trade creditors.

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

4. INVENTORIES

                             OCTOBER 28      JANUARY 28       OCTOBER 29
                                1995            1995             1994
                             ----------      ----------       ----------
                                           (IN THOUSANDS)

Finished goods .........      $25,002         $18,818          $23,942
Work-in process ........        8,314           8,304            6,235
Raw materials ..........        8,849           8,158           10,087
                              -------         -------          -------
                              $42,165         $35,280          $40,264
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

     SFAS 109 requires a valuation allowance to be recognized for those deferred tax assets that may not be realized. At October 28, 1995, the Company had gross deferred tax assets of approximately $39,000,000. At this time, the Company has determined that a valuation allowance be equal to the gross Federal deferred tax asset, except for a portion of the alternative minimum tax credit carryforwards. The alternative minimum tax credit carryforwards do not expire, and in the Company's opinion, it is more likely than not that a portion of this credit carryforward will be realized. The valuation allowance was increased by $500,000 in connection with the increase in net operating loss carryforwards due to the loss incurred for the thirty-nine weeks ended October 28, 1995.

6. PER SHARE DATA

     Net income per share for the thirteen and thirty-nine week period ended October 28, 1995 was computed based upon the weighted average number of common shares outstanding during such period. Anti-dilutive common stock equivalents were not included in the computation.

7. COMMITMENTS AND CONTINGENCIES

     The Company and/or its subsidiaries, in the ordinary course of their business, from time to time may be the subject of, or a party to, various legal actions involving private interests. The Company and/or its subsidiaries believe that any ultimate liability arising from any such actions which may be pending will not have a material adverse effect on its consolidated financial position at October 28, 1995.

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

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     As of October 28, 1995 the Company had working capital of approximately $36,976,000 as compared to $34,979,000 at January 28, 1995 and $40,014,000 at
October 28, 1994. The increase in working capital from January 28, 1995 to October 28, 1995 is attributable primarily to the reclassification of amortization payments to Heller Financial, Inc. which have been deferred to future years pursuant to an amendment between the Company and Heller on October 27, 1995, offset by the Company's operating loss.

     During the thirty-nine weeks ended October 28, 1995, the Company financed its capital expenditures and debt repayments principally through internally generated funds and credit facilities. The Company believes that its current cash resources, together with available credit facilities and income from operations, assuming the Company's present business plans are met and assuming the Company's current working capital facilities are maintained as they have been in the past on an annual basis, are sufficient for the Company's capital expenditure program and debt retirements as well as ongoing working capital needs, for the remainder of the current fiscal year. The Company's ability to achieve its business plans may be impacted by a number of factors including the general retail environment and weather conditions.

DEBT SERVICE AND CAPITAL NEEDS

     The Company's principal long-term indebtedness includes the debt obligations of the Company to Heller Financial, Inc. ("Heller"), BNY Financial Corporation ("BNY") and AIF-II, L.P., a Delaware limited partnership and an affiliate of Apollo Advisors, L.P. ("AIF II").

     o On June 30, 1993, the Company entered into a Senior Secured Note Agreement with Heller pursuant to which Heller received a note in the original principal amount of $50,857,148, to be repaid over seven years, with interest at 2% over prime. Heller retained a pledge of the stock (but not the assets) of certain of the Company's subsidiaries: Europe Craft Imports, Inc. ("ECI"), Perry Manufacturing Company ("Perry") and Above the Belt, Inc. ("ATB"). Heller's note will amortize on the following schedule, which was amended on October 27, 1995 to be more advantageous to the Company. Additionally, the Company must make annual prepayments equal to 50% of certain "excess cash flow" for the preceding four fiscal quarters.

                YEAR                                AMOUNT
                ----                                ------
                1994 ........................    $ 1,000,000
                1995 ........................        -0-
                1996 ........................      4,000,000
                1997 ........................      7,000,000
                1998 ........................     10,000,000
                1999 ........................     10,000,000
                2000 ........................     18,857,000

     o On June 30, 1993, the Company entered into a Series A Junior Secured Note Agreement with BNY, pursuant to which BNY received a nine-year, $7 million note, bearing interest at a rate of 7% per annum. BNY shares with AIF II a second lien on Heller's collateral. BNY's note will amortize in six annual installments, payable on November 3 of each year commencing in 1997 as follows:


                YEAR                                AMOUNT
                ----                                ------
                1997 ........................   $  300,000
                1998 ........................      300,000
                1999 ........................      500,000
                2000 ........................      600,000
                2001 ........................    1,100,000
                2002 ........................    4,200,000

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

     On September 6, 1995, Aris and its wholly owned subsidiary, Marlene Industries Corporation, completed all required payments under the

Composition Agreement dated October 11, 1991 with Marlene's trade creditors.

RESULTS OF OPERATIONS

     The Company reported net income of $644,000 for the thirteen weeks ended October 28, 1995 compared to net income of $892,000 for the comparable period last year. For the thirty-nine weeks ended October 28, 1995 the Company reported a net loss of $2,013,000 as compared to a net profit of $3,179,000 for the comparable period last year. Income from operations was $3,337,000 and $5,266,000 for the thirteen and thirty-nine weeks ended October 28, 1995 respectively as compared to $3,057,000 and $9,107,000 for the comparable periods in the prior year. For the thirteen weeks ended October 28, 1995 as compared to the thirteen weeks ended October 29, 1994 operating income was higher, however, due to higher interest charges, as discussed below, net income was lower. Perry's net income for the thirty-nine weeks ended October 28, 1995 was lower compared to the thirty-nine weeks ended October 29, 1994 due to a decrease in sales of $3,357,000 which caused a related loss of gross profit, as reorders by major customers did not materialize because of the unusually adverse retail environment, along with the loss of sales from a customer which ceased operations during the fiscal year ended January 28, 1995. At ECI lower sales and margins continued due to a general slowdown in the retail apparel environment during the thirty-nine weeks ended October 28, 1995 as compared to the same period last year. In addition, higher interest charges for the thirty-nine week period ended October 28, 1995 increased the net loss.

     The Company's revenues increased from $50,596,000 during the thirteen weeks ended October 29, 1994 to $54,118,000 during the thirteen weeks ended October 28, 1995. The Company's revenues decreased from $141,518,000 during the thirty-nine weeks ended October 29, 1994 to $130,016,000 during the thirty-nine week period ended October 28, 1995.

     The revenue increase of $3,522,000 for the thirteen weeks ended October 28, 1995 compared to the same period last year resulted from the increase in revenues at Perry of $4,804,000 offset by a decrease in revenues at ECI of $1,282,000. The revenue increase at Perry was primarily attributable to $5,500,000 in sales from two new programs instituted with a major retail chain during the quarter along with an increase of $1,506,000 in sales to a major catalog customer offset by a loss of sales of $3,197,000 due to the loss of a customer which ceased operations last year. ECI's decrease in revenues for the thirteen weeks ended October 28, 1995 was due to a general slowdown in the retail apparel environment.

     The revenue decrease of $11,502,000 for the thirty-nine weeks ended October 28, 1995 compared to the same period last year resulted from a decrease in revenues at Perry of $3,357,000 and a decrease in revenues at ECI of $8,145,000. The revenue decrease at Perry was attributable to the loss of a customer which ceased operations and contributed $8,180,000 in sales during the thirty-nine week period ended October 29, 1994 and the loss of certain reorders of successful programs which were not placed as a result of the difficult retail environment. These sales losses were partially offset by an increase of $2,220,000 in sales to a catalog customer and an increase of $5,500,000 in sales to a major retail chain for two new programs not previously manufactured. The factors contributing to the significant reduction of ECI's revenues were the general slowdown in the retail apparel environment.

     Costs of sales for the thirteen week period ended October 28, 1995 as a percentage of revenue was 78.1% compared to 77.3% of revenues for the thirteen week period ended October 29, 1994. This was due to lower margins at ECI. At ECI, margins were adversely affected by the general slowdown in the retail apparel environment as discussed above. At Perry, margins were adversely affected by the loss of a customer which accounted for $3,197,000 of sales during the thirten weeks ended October 29, 1994 at a significant gross margin percentage.

     Cost of sales for the thirty-nine week period ended October 28, 1995 as a percentage of revenue was 78.3% compared to 77.3% of revenues for the thirty-nine week period ended October 29, 1994. This was due to lower margins at both ECI and Perry. At ECI, margins were affected by the general slowdown in the retail apparel environment which put additional pressure on selling margins. Perry's margins were adversely affected by the unusually adverse retail environment that caused customers to shift orders to future periods which in turn caused some unfavorable manufacturing variances, in addition to the loss of a customer which accounted for $8,180,000 of sales during the thirty-nine weeks ended October 29, 1994 at a significant gross margin percentage.

     Selling and administrative expenses as a percentage of revenues for the thirteen and thirty-nine week periods ended October 28, 1995 was 15.7% and 17.2% compared to 16.7% and 16.3% for the thirteen and thirty-nine weeks ended October 29, 1994. The percentage increase for the thirty-nine weeks ended October 28, 1995 as compared to the same period last year was due to a decrease in sales that could not be offset by a corresponding decrease in expenses due to the fixed nature of much of the Company's expense structure.

     Perry's selling and administrative expenses increased due to Perry, whose manufacturing base is in the Caribbean, opening a warehouse and distribution center in Miami during the current fiscal year. This facility is being used to direct ship certain customers, eliminating the cost of a shipping broker, eliminating expensive trucking cost to North Carolina and allowing advantageous trim buying from local suppliers in Miami. This facility cost, although an increase in selling and administrative expense, will translate into greater savings by reducing the cost of goods sold. This facility cost increase has been offset by the gain on the sale by Perry of a manufacturing facility in North Carolina. Perry has also added two new salesmen who have strong ties with major retailers which should improve sales.

     ECI's selling and administrative expense increased during the thirteen weeks ended October 28, 1995, as compared to the same period last year, due to the public warehouse being used by ECI in California having encountered financial difficulties, which required ECI simultaneously to utilize a second warehouse while it shipped and removed goods from the troubled warehouse. This created duplication of warehouse expenses along with legal and professional fees necessary to terminate our relationship with the original warehouse.

     Selling and administrative expenses for the thirty-nine week period ended October 28, 1995 were $22,414,000 compared to $23,006,000 for the thirty-nine week period ended October 29, 1994, a decrease of $592,000 or 2.6%. Selling and administrative expenses for the thirteen week period ended October 28, 1995 were $8,496,000 compared to $8,446,000 for the thirteen week period ended October 29, 1994, an increase of $50,000 or 0.6%.

     Perry has restructured one of its Latin American facilities whose production capacity has been wound down and continues to function as a warehouse. Management continues to evaluate the feasibility of a continued presence in this location.

     Interest and debt expense for the thirteen and thirty-nine week periods ended October 28, 1995 increased by $556,000 or 28.2% and $1,768,000 or 32.9%
compared to the thirteen and thirty-nine week periods ended October 29, 1994. This increase is primarily due to increases in the prime lending rate by as much as 300 basis points from the comparable period last year for both Aris' and Perry's variable rate debt. In addition, due to the softness in the retail environment, Perry and ECI had to borrow earlier this year from their lenders than for the comparable period last year.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The lawsuit instituted by a former sales employee of ECI in June, 1992 in the U.S. District Court for the Eastern District of Michigan was discontinued with prejudice in November, 1995.

ITEM 2. CHANGES IN SECURITIES

     NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

ITEM 5. OTHER INFORMATION

     NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits--NONE

     (b) Reports on Form 8-K--Current Report on Form 8-K filed October 27, 1995 with respect to an amendment to the Company's Senior Secured Note Agreement with Heller Financial, Inc., which amendment adjusted certain financial covenants and modified the amortization schedule so that they would be more advantageous to the Company.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ARIS INDUSTRIES, INC.
                                  (Registrant)


Date: December 11, 1995           By /s/ PAUL SPECTOR
                                     ------------------------------
                                     Paul Spector,
                                     Senior Vice President
                                     Chief Financial Officer


                                  By /s/ VINCENT F. CAPUTO
                                     ------------------------------
                                     Vincent F. Caputo,
                                     Vice President
                                     Assistant Secretary and
                                     Assistant Treasurer