Form 10-K
period 1996-02-03
ARIS INDUSTRIES INC
filed 1996-05-15
CIK 100979

FORM 10-K
                                    ---------
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended                          Commission File Number 1-4814
FEBRUARY 3, 1996

                              ARIS INDUSTRIES, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            NEW YORK                                      22-1715274
- -------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

  475 FIFTH AVENUE, NEW YORK, NEW YORK                       10017
- --------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (212) 686-5050
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act:  NONE.


Securities registered pursuant to Section 12(g) of the Act:

                COMMON STOCK, PAR VALUE ONE ($.01) CENT PER SHARE
- --------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the

Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of April 19, 1996, 11,925,416 shares of the registrant's Common Stock were outstanding. The aggregate market value of the 2,558,082 shares of voting stock of the registrant held by non-affiliates of the registrant at April 19, 1996 was $159,880.

                              ARIS INDUSTRIES, INC.

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I....................................................................  4

         Item 1. Business.................................................  4
         Item 2. Properties............................................... 10
         Item 3. Legal Proceedings........................................ 11
         Item 4. Submission of Matters to a Vote of Security
                  Holders................................................. 11

PART II................................................................... 12

         Item 5. Market for Registrant's Common Equity
                  and Related Security Holder Matters..................... 12
         Item 6. Selected Financial Data.................................. 13
         Item 7. Management's Discussion and Analysis of
                 Financial Condition and Results of
                  Operation............................................... 14
         Item 8. Financial Statements and Supplementary Data.............. 26
         Item 9. Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure.................. 27

PART III.................................................................. 27

         Item 10 Directors and Executive Officers of the
                  Registrant.............................................. 27
         Item 11 Executive Compensation................................... 30
         Item 12 Security Ownership of Certain Beneficial
                  Owners and Management................................... 38
         Item 13 Certain Relationships and Related
                  Transactions............................................ 40

PART IV................................................................... 43

         Item 14 Exhibits, Financial Statement, Schedules and
                  Reports on Form 8-K..................................... 43

SIGNATURES................................................................ 58
- ----------
EXHIBIT 21       List of Subsidiaries..................................... 59
- ----------

EXHIBIT 23       Consent of Deloitte & Touche LLP........................ E-1
- ----------

                                     PART I

Item 1. Business.
- -----------------

Aris Industries, Inc. (the "Company", the "Registrant" or "Aris") is engaged in the design, manufacture, importing and distribution of men's and young men's outerwear and sportswear, and ladies' sportswear and other apparel. The Company's operations are conducted primarily through two wholly-owned subsidiaries: Europe Craft Imports, Inc. ("ECI") and Perry Manufacturing Company ("Perry"), both of which were acquired by the Company in 1987. The Company was incorporated in the State of New York in 1947.

Narrative Description of Businesses
- -----------------------------------

Men's Apparel
- -------------

ECI designs, imports and distributes men's outerwear, including cloth and leather jackets, and sportswear, including knit and woven shirts, under the "Members Only" and other tradenames. ECI has granted licenses to licensees for men's woven and knit shirts, men's tailored suits and sportcoats, men's wallets and leather goods, men's and boys' hosiery and socks, and eyeglasses, among others. In addition, exclusive distributorships have been granted in Canada and Central America. ECI has also been granted licenses to manufacture and distribute men's outerwear and raincoats under the "Perry Ellis" name. ECI also designs, develops, sources and imports men's and boys' outerwear product lines as an agent for various national store chains selling such products under ECI's name or through their own private label division.

The products of ECI are marketed nationally in department stores, specialty stores and national retail chains. ECI also operates three stores located in factory outlet malls.

Women's Apparel
- ---------------

Perry manufactures and distributes moderately-priced misses', women's, junior and petite sportswear in knit and woven fabrics. Perry is a large supplier of private label goods to national chain stores such as Hunt Club for J.C. Penny and Jaclyn Smith for K-Mart. In addition, Perry manufactures goods for large customers such as Liz Claiborne and Lands End.

The Apparel Industry
- --------------------

The apparel industry is volatile and unpredictable due to cyclical and seasonal swings caused, in part, by consumer buying patterns. Due to the lead time necessary for fabric delivery, product design, manufacture and distribution, manufacturers must make commitments prior to the related selling season to purchase raw materials sufficient to produce most of the apparel they expect to sell. The Company utilizes lines of credit to finance inventory purchases and production costs. The Company has attempted to moderate its exposure in the marketplace by following a strategy of selling a diversified line of apparel rather than relying on the success of one design style.

Most of the Company's sales are factored with terms of sales maturing in a period of 30-60 days. Advances are made available to Perry as a percentage of immediately factored sales. ECI factors on a maturity basis. These subsidiaries pay interest and commission charges.

Design and Manufacturing
- ------------------------

Generally, products sold by the Company are manufactured to the designs and specifications (including fabric selections) of designers employed by the Company's subsidiaries. The Company designs and produces fashion apparel and has been an important supplier of clothing for its customers. For example, Perry, together with other suppliers, supplies a segment of J.C. Penney's Hunt Club and Worthington lines for both its retail and catalog businesses. Perry also manufactures a segment of the Jaclyn Smith regular sportswear line for K-Mart.

Perry's manufacturing facilities are located in North Carolina, El Salvador and Honduras. These plants produce a majority of the apparel sold by Perry. The balance of the apparel sold by Perry is produced by independent factories and contractors in the United States, Latin America and South America.

Perry manufacturing operations consist of designing, cutting, sewing and packaging. The principal raw materials for Perry apparel consist of natural fibers, synthetics and blends. Fabric is transported to a cutting operation, which is performed on both a manual and computer-aided basis, during which specific garment parts such as sleeves, collars, cuffs and bodies are cut for sewing.

The cut parts are in most cases distributed to operators operating individual sewing machines on incentive piece rates. To increase efficiency, each operator specializes in particular functions, such as sewing waistbands on skirts. Various sewing threads, stitches, trims and colors are mixed and matched to achieve the desired style. For certain items, a label bearing the customer's brand name or desired logo is sewn into the garment. Finished garments are then inspected, folded and packaged based on customer requirements.

Perry has improved its manufacturing process by utilizing micro-processor controlled pressing machinery which can provide the exact amount of heat, moisture, dwell and vacuum required. Other improvements utilized in Perry's operations include micro-processor controlled sewing machines, curing ovens, warehouse bagging, computer marking and product movement aids.

All of the products of ECI are manufactured overseas by independent factories each selected by ECI or its agents. In order to qualify as a manufacturer for ECI's products, factories must satisfy strict quality and delivery standards required by ECI. ECI presently imports most of its products from Hong Kong, Korea, China, India, Philippines, Bangladesh, Sri Lanka, Indonesia, and the U.A.E. Foreign independent manufacturers contract with ECI to supply apparel made pursuant to design samples and specifications. To ensure quality, ECI supervises production at these factories at various stages throughout the production process with ECI's own or its agent's own quality control teams.

Customers, Marketing and Distribution
- -------------------------------------

Perry sells most of its products to mass merchandisers, the three largest of which account for approximately 89.0% of Perry's total revenues for the fiscal year ended February 3, 1996 (which individually accounted for 53.5%, 21.1% and 14.4% of such revenues, respectively). ECI sells its products primarily to department and specialty stores. ECI's largest customer accounts for 10.9% of its total revenues.

On a consolidated basis, sales to the three largest customers represented approximately 33.6%, 17.4% and 10.7%, respectively, of the Company's revenues for the fiscal year ended February 3, 1996. Although ECI and Perry have traditionally had strong relationships with these customers, the loss of any of these customers could have a material adverse effect on the Company.

Competition
- -----------

The industries in which Perry competes are highly competitive and are characterized by a high degree of fragmentation and the absence of brand names. Other than consumer acceptance of the fabrics and designs of the products, Perry competes primarily on the basis of its reliability and its ability to deliver quality products on a timely basis at competitive prices. Perry has both U.S. and offshore operations.

By contrast, the products of ECI are sold to a more upscale consumer market which places a premium on identifiable brand names. ECI competes with other apparel manufacturers based on style, quality, value and brand recognition.

Materials and Supplies
- ----------------------

The principal raw materials used by the Company in manufacturing apparel are fabrics made from natural fibers, leather, synthetics and blends. In addition, the Company uses yarn, thread and accessories such as buttons, snaps, elastic and zippers which are purchased from many suppliers. The Company believes the raw materials they are currently using are readily available at comparable prices and quality from sources other than those now being used.

Trademarks
- ----------

The Company has registered a variety of trade names, service marks and trademarks (the "Trademarks") with the United States Patent and Trademark Office renewable for as long as the use thereof continues. The Company considers certain of its Trademarks to be of material importance to its business and actively defends and enforces such Trademarks.

Employees
- ---------

As of February 3, 1996, the Company and its subsidiaries had approximately 3,737 full and part-time employees (including approximately 3,609 for Perry and 128 for ECI), none of whom are covered by collective bargaining agreements except for approximately 10 employees at ECI's new New Jersey warehouse. The Company regards its employee relations as satisfactory.

Foreign Sales
- -------------

The Company does not have significant sales to customers in foreign countries.

Segment Data
- ------------

The Company is in the single industry of designing, manufacturing, importing and distributing apparel.

Financing
- ---------

The Company's principal long-term indebtedness includes the debt obligations of the Company to Heller Financial, Inc. ("Heller"), BNY Financial Corporation ("BNY") and AIF-II, L.P., a Delaware limited partnership and an affiliate of Apollo Advisors, L.P. ("AIF II"). On October 27, 1995, and more recently on May 1, 1996, the loan agreements relating to such indebtedness were amended to provide less restrictive financial covenants and to defer certain principal and interest payments as described below.

o On June 30, 1993, the Company entered into a Senior Secured Note Agreement with Heller pursuant to which Heller received a note in the original principal amount of $50,857,148, to be repaid over seven years, with interest at 2% over prime. Heller retained a pledge of the stock (but not the assets) of certain of the Company's subsidiaries:
         Europe Craft Imports, Inc. ("ECI"), Perry Manufacturing Company ("Perry") and Above the Belt, Inc. ("ATB"). Heller has agreed to loan to the Company the amounts necessary to pay the quarterly interest payments under such note due for the period May 6, 1996 through November 4, 1996 inclusive, which additional loan will be due February 3, 1997. Heller's remaining note of $49,857,000 is required to be paid on the following schedule, which was amended on May 1, 1996 to be more advantageous to the Company. Additionally, the Company must make annual prepayments equal to 50% of certain "excess cash flow" for the preceding four fiscal quarters.

                  DATE                                 AMOUNT
                  June 3, 1997 ...................   $4,000,000
                  November 3, 1997 ...............    7,000,000
                  November 3, 1998 ...............   10,000,000
                  November 3, 1999 ...............   10,000,000
                  November 3, 2000 ...............   18,857,000

o On June 30, 1993, the Company entered into a Series A Junior Secured Note Agreement with BNY, pursuant to which BNY received a nine-year, $7 million note, bearing interest at a rate of 7% per annum. BNY shares with AIF II a second lien on Heller's collateral. With the consent of BNY, the quarterly interest payments under such note due for the period May 6, 1996 through February 3, 1997 inclusive will not be made in cash and instead will be added to the principal of such note. BNY's note is required to be paid in six annual installments, payable on November 3 of each year commencing in 1997 as follows:

                   YEAR                               AMOUNT
                   1997 .........................  $  300,000
                   1998 .........................     300,000
                   1999 .........................     500,000
                   2000 .........................     600,000
                   2001 .........................   1,100,000
                   2002 .........................   4,200,000

o On June 30, 1993, the Company entered into a Series B Junior Secured Note Agreement with AIF II pursuant to which AIF II received a $7.5 million note bearing interest at 13% per annum. AIF II shares with BNY a second lien on Heller's collateral. With the consent of AIF II, the quarterly interest payments under such note due for the period February 5, 1996 through February 3, 1997 inclusive will not be made in cash and instead will be added to the principal of such note. AIF II's note is required to be paid in two equal installments payable on November 3 in each of 2001 and 2002.

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

Implementation of 1993 Plan of Reorganization
- ---------------------------------------------

On June 30, 1993 ("Effective Date"), the Plan of Reorganization of the Company and its wholly-owned subsidiary, Marlene Industries Corporation ("Marlene"), under Chapter 11 of the U.S. Bankruptcy Code (the "Plan") became effective following confirmation by the U.S. Bankruptcy Court for the Southern District of New York.

Pursuant to the Plan, (i) Apollo Aris Partners, L.P., a Delaware limited partnership, an affiliate of AIF II ("Apollo Aris"), invested $1 million in the Registrant in exchange for 5,804,820 shares of the Company's Common Stock, which shares constitute approximately 48.8% of the Company's capital stock issued and outstanding as of the Effective Date, (ii) AIF II invested $6.5 million in the Company in exchange for a promissory note in the principal amount of $7.5 million issued by Registrant,and (iii) the Company entered into the Senior Secured Note Agreement with Heller, the Series A Junior Secured Note Agreement with BNY and the Series B Junior Secured Note Agreement with AIF II, as described above in "Financing".

On October 11, 1991, Marlene and the Company entered into a Composition Agreement with the Unofficial Committee of Unsecured Creditors of Marlene providing for an out-of-court common law composition and extension agreement for the benefit of Marlene's trade creditors. On September 6, 1995, the Company and Marlene completed all required payments under the Composition Agreement.

Trade Legislation
- -----------------

The North American Free Trade Agreement ("NAFTA"), which went into effect during 1993, affords certain reduced customs duties and related benefits for products manufactured in Mexico and imported into the United States. While the Company cannot predict the ultimate competitive impact of NAFTA on its operations, it could in the long term make Perry's Central American production (at its plants in El Salvador, Honduras and Costa Rica) less price competitive unless the U.S. NAFTA legislation is amended to extend such trade benefits to these Central American nations.

The 1993 General Agreement on Trade and Tariffs ("GATT"), provides trade benefits to certain countries, such as China, which have the least costly apparel production, to be phased in over ten years. While the Company cannot predict the ultimate competitive impact of the 1993 GATT on its operations, it may be potentially disadvantageous to the Company over the long term, in that Perry's production is in the U.S. and in Central American nations not able to utilize these trade benefits. This impact might be reduced by customer preferences for shorter lead times offered by Perry's production in these locations compared to Asian sources.

Item 2. Properties.
- -------------------

Perry owns four plants in North Carolina and Virginia, one plant in Costa Rica, and three plants in El Salvador, with an aggregate of approximately 477,000 square feet of space, and leases an aggregate of approximately 242,000 square feet of manufacturing and warehousing space in North Carolina, El Salvador and Honduras. Perry also leases an 11,200 square foot warehouse and distribution center in Miami and sales offices with aggregate square footage of approximately 13,500 in New York City and Dallas. Perry has restructured its Costa Rica facility whose production capacity has been wound down and continues to function as a warehouse; Perry continues to evaluate the feasibility of a continued presence in this location.

ECI has approximately 17,400 square feet of leased space for its executive and sales offices and showrooms in New York, and also leases approximately 29,600 square feet of space in New Jersey which serves as its general business, accounting and management information service headquarters. In March, 1996, ECI leased an additional 120,000 square feet of warehouse space adjacent to its New Jersey offices, consolidated warehouse and distribution functions at this location, and substantially reduced use of a

Los Angeles independent warehouse. ECI has three retail outlet stores in Ohio, Virginia, and Tennessee with an aggregate of approximately 5,200 square feet.

Aris Corporate's executive offices were co-located with ECI's executive offices in New York on December 1, 1995. Aris Corporate's former New York office lease of approximately 3,000 square feet was subleased on April 1, 1996 for the remainder of its term through January 31, 1998.

During the fiscal year ended February 3, 1996, Perry sold a small plant in North Carolina and Marlene sold its only remaining facility, located in Tennessee.

Until 1981 the Company operated a department store in Akron, Ohio, and since that time continued to sublease 115,000 square feet of space in a shopping center. On May 1, 1996, the Company sold this leasehold interest.

Most of the Company's owned manufacturing and warehousing facilities are encumbered by mortgages. Most leases have renewal options and are subject to increase based upon a measure of inflation such as the Consumer Price Index. See the consolidated financial statements filed in item 8 with this Annual Report for additional information.

Item 3. Legal Proceedings.

The Company and/or its subsidiaries, in the ordinary course of their business, from time to time may be the subject of, or a party to, various legal actions involving private interests. While the Company cannot guaranty the outcome of any litigation, the Company and/or its subsidiaries believe that any ultimate liability arising from any such actions which may be pending will not have a material adverse effect on its consolidated financial statements at February 3, 1996.

Item 4. Submission of Matters to a Vote of Security Holders.
- ------------------------------------------------------------

None during the fourth quarter of fiscal year ended February 3, 1996.

                                     PART II

Item 5. Market for Registrant's Common Equity
        and Related Security Holder Matters.
- ---------------------------------------------

The Company's Common Stock is traded in the over-the-counter (OTC) market under the symbol AISI (formerly ARIN). Set forth below are the high and low bid prices for a share of the Common Stock for each of the fiscal quarters to date of the current fiscal year and for each fiscal quarter during the prior two fiscal years, as reported in published financial sources. Pursuant to the terms of the Company's loan agreements with Heller, BNY and AIF II, the Company has agreed not to declare or pay any dividends (other than stock dividends) on the Common Stock without the prior written consent of such lenders. The Company has not paid any dividends over the last two fiscal years. The price quotations set forth below reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

==============================================================================
                                  HIGH                         LOW
- ------------------------------------------------------------------------------
Fiscal Year Ending
January 28, 1995
- ------------------------------------------------------------------------------
First Quarter                  $  2.00                      $  1.00
Second Quarter                    1.625                        1.00
Third Quarter                     1.938                        1.00
Fourth Quarter                    1.25                          .625
- ------------------------------------------------------------------------------
Fiscal Year Ending
February 3, 1996
- ------------------------------------------------------------------------------
First Quarter                      .75                          .50
Second Quarter                     .625                         .125
Third Quarter                      .25                          .0625
Fourth Quarter                     .125                         .01
- ------------------------------------------------------------------------------
Fiscal Year Ending
February 1, 1997
- ------------------------------------------------------------------------------
First Quarter                      .12                          .0625
(through date of
April 19, 1996)
==============================================================================

There were approximately 4,227 shareholders of record as of April 19, 1996 and the closing bid price of a share of the Common Stock was $.0625 on April 19, 1996.

Item 6. Selected Financial Data.
- --------------------------------

          SELECTED CONSOLIDATED FINANCIAL DATA - ARIS INDUSTRIES, INC.
          ------------------------------------------------------------
                    (In thousands except for per share data)

====================================================================================================
                                                       52-53 WEEKS ENDED
- ----------------------------------------------------------------------------------------------------
                                2/3/96      1/28/95     1/29/94      1/30/93        2/01/92
                                ------      -------     -------      -------        -------
- ----------------------------------------------------------------------------------------------------

Net revenues                   $173,990    $188,143    $192,583     $193,241       $237,021
- ----------------------------------------------------------------------------------------------------
Income (loss) from
continuing operations
before discontinued
operations and
extraordinary items              (8,057)      2,216       1,998      (17,285)        (7,050)
- ----------------------------------------------------------------------------------------------------
Net income (loss)                (8,057)      2,216      31,206      (16,629)        (4,729)
- ----------------------------------------------------------------------------------------------------
Primary income (loss) per
share before discontinued
operations and
extraordinary items per
common and common
equivalent share                   (.68)       0.19        0.21        (6.18)         (2.56)
- ----------------------------------------------------------------------------------------------------
Primary net income (loss)
per share                          (.68)       0.19        3.29        (5.94)         (1.72)
- ----------------------------------------------------------------------------------------------------
Total assets                     93,928      98,932      97,481      100,173        111,139
- ----------------------------------------------------------------------------------------------------
Long-term obligations            66,505      64,239      66,973       51,112          6,768
- ----------------------------------------------------------------------------------------------------
Working capital/
(deficiency)                     30,540      34,979      37,128      (16,483)       (55,677)
- ----------------------------------------------------------------------------------------------------
Stockholders'
equity/(deficiency)                 564       8,611       6,544      (27,612)       (10,809)
====================================================================================================

1. No common stock dividends were paid during any of the years presented.

2. Included in the $(7,050) (loss) from operations before discontinuing operations and before extraordinary items for the 52 weeks ended February 1, 1992 is pretax (loss) of $(700), relating to the restructuring of its Marlene and RJMJ, Inc. ("RJMJ") subsidiaries and disposal of certain operating units. In addition, the January 30, 1993 period reflects a goodwill writeoff of $7,960 and reorganization expenses of $600 in the loss from continuing operations before discontinued operations and extraordinary items.

3. Working capital deficiency at January 30, 1993 included $53,100,000 of pre-petition liabilities subject to compromise that were classified as long-term liabilities on the Company's balance sheet as of January 30, 1993 (at which time the Company was in Chapter 11), such liabilities were previously classified as current liabilities.

4. All per share data have been restated for comparative purposes to reflect one-for-ten reverse stock split effective June 30, 1993.

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operation.
- ----------------------------------------------------------

Introduction
- ------------

The following analysis of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements, including the notes thereto, and the "Selected Financial Data" included on pages F-1 through F-26 and page 13, respectively, of this Annual Report.

Forward Looking Statements
- --------------------------

Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC:

     o The apparel industry in general is volatile and unpredictable due to cyclical and seasonal swings caused in part by consumer buying patterns.

     o During the past fiscal year and at the current time, there is an extremely adverse environment in the retail apparel industry, which is likely to continue to impact the Company, and increase the risk of reduced orders, loss of particular customers or particular selling programs of customers, shorter production lead times, reduced margins and earlier and more extensive borrowing against working capital lines.

     o Trade legislation such as NAFTA and GATT could make the production sources of the Company's Perry subsidiary, located in the United States and in Central America, less price competitive.

     o The Company's ECI subsidiary, which sells primarily outerwear, is particularly impacted by unusually warm weather or late arrival of cold weather.

     o Interest on the Company's corporate and subsidiary level debt obligations could increase substantially with changes in the prime lending rate.

     o Virtually all of the Company's corporate cash flow is required to service its principal long-term debt obligations.

     o While in the past two fiscal years, the Company has been able to obtain the necessary waivers and amendments, and the Company considers its relationship with its lenders to be good, there are no assurances that the Company will continue to obtain amendments to its secured debt obligations to adjust financial covenants and debt service schedules to offset the impact of the adverse retail apparel environment and other adverse factors affecting the Company's financial results.

     o Depending upon the performance of the Company's operating subsidiaries, which in turn are dependent on a number of factors, including the retail apparel industry environment, the Company may be required, in the future, to obtain additional waivers under its existing corporate-level secured debt obligations and/or its subsidiary working capital lines. There are no assurances that the Company will be able to obtain such reductions in its debt service requirements.

     o There has been a substantial consolidation of formerly independent major department store chains such that the consolidated customers exert greater influence on suppliers such as the Company, resulting in greater demands for price reductions, advertising support, returns and markdowns of apparel products.

     o Numerous retail organizations in the apparel industry have undergone Chapter 11 reorganizations, bankruptcy liquidations, downsizing and/or cessation of business, and others have suffered credit difficulties whereby factors delay or deny credit to such retail organizations. As a result, the Company may experience difficulty in obtaining factoring and credit approval on certain customers.

     o Although the Company's ECI and Perry subsidiaries market a wide variety of products, they must compete with other apparel suppliers which specialize in particular niche products which may have greater resources, reputation and efficiencies in such particular product areas.

     o The substantial portion of the Company's products are manufactured overseas, subjecting the Company to the generic risks of import and delivery from distant locations, delays due to U.S. or foreign government regulation and controls, and customs and transportation difficulties. For example, at the present time, the United States is proposing a 100% tariff on various categories of Chinese imports to the United States, including apparel. Should these tariffs go into effect and should they include outerwear, the Company would be materially adversely affected.

     o ECI imports its products primarily from manufacturing plants which it does not own. While ECI through its agents exercises quality control over such factories, there are inherent risks in such manufacturing which can result in delivery delays and ultimately in cancellation of orders by ECI's customers.

     o Increasingly, retail customers of the Company are ordering their products closer to the actual delivery date and selling season. In order for the Company to deliver such products on time, it must often now commit to production in advance of obtaining hard orders from its retail customers.

     o There is an increasing trend by retail customers to develop their own private label apparel lines to compete with products supplied by importers and manufacturers such as the Company.

     o The Company's apparel products are sold on the main selling floor areas of its retail store customers and are facing increasing competition from such customer's expanded dedication of retail floor space to "designer collections".

FINANCIAL CONDITION

Working Capital and Liquidity
- -----------------------------

As of February 3, 1996, the Company had working capital of approximately $30,540,000 compared to $34,979,000 at January 28, 1995. The decrease in working capital is due to the establishment of accrued liabilities at ECI relating to its repositioning program and additional borrowings at the ECI and Perry level due to the adverse retail environment, offset by a decrease in current maturities of debt to Heller as a result of amendment of the loan agreements. (See "Financing" on page 7.)

Cash used in operating activities during the fiscal year ended February 3, 1996 ("fiscal 1995") was $4,458,000 as compared to $2,870,000 of cash used in operating activities during the fiscal year ended January 28, 1995 ("fiscal 1994"). The increase in funds used in operating activities in fiscal 1995 was due primarily to the operating loss generated by the Company offset by the decrease in outstanding receivables at Perry along with the increase in accrued expenses at ECI as part of its repositioning program.

Cash used in investing activities during fiscal 1995 was $962,000 as compared to $4,441,000 of cash used in investing activities during fiscal 1994. The change is due to decreases in capital expenditures during the 1995 fiscal year compared to the 1994 fiscal year in which there was a purchase by an El Salvador subsidiary of Perry Manufacturing Company of three manufacturing plants it formerly leased. Cash used in investing activities in the 1995 fiscal year reflects proceeds from the sale of a certain small Perry plant in North Carolina.

Cash provided by financing activities during fiscal 1995 was $4,477,000 as compared to $422,000 of funds used in financing activities during fiscal 1994. This increase is primarily due to increases in short term borrowings at Perry and ECI.

Under the debt agreements of the operating subsidiaries, net assets of the subsidiaries in the aggregate amount of $37,691,000 are restricted to the subsidiaries' use and cannot be upstreamed to the parent. At this time, the Company believes that its current cash reserves, together with available credit facilities and cash flow from operations, will be sufficient for the Company's capital expenditure program and amended debt service requirements, as well as on-going working capital needs, for the fiscal year ending February 1, 1997.

Debt Service and Capital Needs
- ------------------------------

The Company's principal long-term indebtedness includes the debt obligations of the Company to Heller Financial, Inc. ("Heller"), BNY Financial Corporation ("BNY") and AIF-II, L.P., a Delaware limited partnership and an affiliate of Apollo Advisors, L.P. ("AIF II"). Most recently on May 1, 1996, the loan agreements relating to such indebtedness were amended to provide less restrictive financial covenants and to defer certain principal and interest payments as described below.

o On June 30, 1993, the Company entered into a Senior Secured Note Agreement with Heller pursuant to which Heller received a note in the original principal amount of $50,857,148, to be repaid over seven years, with interest at 2% over prime. Heller retained a pledge of the stock (but not the assets) of certain of the Company's subsidiaries:
         Europe Craft Imports, Inc. ("ECI"), Perry Manufacturing Company ("Perry") and Above the Belt, Inc. ("ATB"). Heller has agreed to loan to the Company the amounts necessary to pay the quarterly interest payments under such note due for the period May 6, 1996 through November 4, 1996, inclusive, which additional loan will be due February 3, 1997. Heller's remaining note of $49,857,000 is required to be paid on the following schedule, which was amended on May 1, 1996 to be more advantageous to the Company. Additionally, the Company must make annual prepayments equal to 50% of certain "excess cash flow" for the preceding four fiscal quarters.

                      DATE                                 AMOUNT
                      June 3, 1997 ....................   4,000,000
                      November 3, 1997 ................   7,000,000
                      November 3, 1998 ................  10,000,000
                      November 3, 1999 ................  10,000,000
                      November 3, 2000 ................  18,857,000

o On June 30, 1993, the Company entered into a Series A Junior Secured Note Agreement with BNY, pursuant to which BNY received a nine-year, $7 million note, bearing interest at a rate of 7% per annum. BNY shares with AIF II a second lien on Heller's collateral. With the consent of BNY, the quarterly interest payments under such note due for the period May 6, 1996 through February 3, 1997 inclusive, will not be made in cash and instead will be added to the principal of such note. BNY's note is required to be paid in six annual installments, payable on November 3 of each year commencing in 1997 as follows:

                     YEAR                                AMOUNT
                     1997 .........................  $  300,000
                     1998 .........................     300,000
                     1999 .........................     500,000
                     2000 .........................     600,000
                     2001 .........................   1,100,000
                     2002 .........................   4,200,000

o On June 30, 1993, the Company entered into a Series B Junior Secured Note Agreement with AIF II pursuant to which AIF II received a $7.5 million note bearing interest at 13% per annum. AIF II shares with BNY a second lien on Heller's collateral. With the consent of AIF II, the quarterly interest payments under such note due for the period February 5, 1996 through February 3, 1997 will not be made in cash and instead will be added to the principal of such note. AIF II's note is required to be paid in two equal installments payable on November 3 in each of 2001 and 2002.

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

Capital Expenditures
- --------------------

Capital expenditures were $1,501,000 for fiscal 1995 compared to $4,582,000 in fiscal 1994, during which there was a purchase, by an El Salvador subsidiary of Perry, of three manufacturing plants it formerly leased.

Primarily all other capital expenditures were for equipment acquisitions by Perry and ECI.

Results of Operation
- --------------------

The 1995 Fiscal Year: The Company reported a net loss of $8,057,000 for the 1995 fiscal year as compared to net income of $2,216,000 for the 1994 fiscal year. Decreases in net income were experienced at both Perry and ECI.

The decrease in net income at Perry was due to a decrease in sales of $4,102,000 which caused a related decrease in gross profit. In addition, margins were adversely affected due to a restructuring charge of $430,000 as a result of transferring sewing capacity from Perry's Costa Rica subsidiary to its subsidiaries located in El Salvador and Honduras as well as additional interest costs of $585,000 due to increases in the prime rate from the prior year and additional borrowings from Perry's factors.

At ECI, the decrease in net income was due to a general slowdown in the retail apparel environment resulting in a reduction in sales of $10,051,000 which caused a related decrease in gross profit. In addition, during the 1995 fiscal year, ECI was impacted by approximately $3,100,000 of costs incurred as part of a comprehensive repositioning program. Interest costs increased by $450,000 for the same reasons as at Perry described above. ECI was further negatively impacted by a California public warehouse utilized by ECI having encountered severe financial difficulties which required ECI to find alternative warehousing which increased warehousing costs.

Revenues
- --------

The Company's revenues decreased from $188,143,000 in fiscal 1994 to $173,990,000 in fiscal 1995. This decrease of $14,153,000 or 7.5% is attributable to a decrease in merchandise sales at both Perry and ECI. The revenue decrease at Perry of $4,102,000 from fiscal 1994 to fiscal 1995 was primarily attributable to the loss of a customer which ceased operations and had contributed $10,390,000 in sales during fiscal 1994 and the loss of certain reorders under existing successful programs which were not placed as a result of the difficult retail environment. These sales decreases were partially offset by an increase of $2,200,000 in sales to a catalog customer and an increase of $5,500,000 in sales to a major chain for two new programs. Perry's sales include a gain of $350,000 relating to a sale of a U.S. property.

The decrease in merchandise sales at ECI of $10,051,000 from fiscal 1994 to fiscal 1995 was primarily due to the general slowdown of the retail apparel environment. In addition, ECI merchandise sales were impacted by the ongoing consolidation in the retail industry along with the loss of a sportswear program with a major chain.

Cost of Sales
- -------------

The cost of sales of the Company represented 77.8% and 80.5% of revenues for the fiscal years 1994 and 1995 respectively. This percentage increase was due to lower margins at both Perry and ECI. At Perry, margins were adversely affected by the unusually adverse retail environment that caused customers to shift orders to future periods which in turn caused some unfavorable manufacturing variances, in addition to the loss of a customer which accounted for $10,390,000 of sales during fiscal 1994 at a significant gross margin percentage. The wind-down of Perry's Costa Rican subsidiary and subsequent transfer of sewing operations to El Salvador and Honduras resulted in closure and start up costs that impacted cost of sales. At ECI, margins were affected by the general slowdown in the retail environment, sale of slow moving inventory and continued pressure to reduce margins by major retailers.

Selling and Administrative
- --------------------------

Selling and administrative expenses increased $353,000 or 1.1% from fiscal 1994 to 1995. Selling and administrative expenses as a percentage of revenue were 18.4% as compared to 16.8% for the prior year. The percentage increase for the 1995 fiscal year as compared to the same period last year was due to a significant decrease in sales that could not be offset by a corresponding decrease in expenses due to the fixed nature of much of the Company's expense structure.

Perry's selling and administrative expenses increased due to Perry, whose manufacturing base is in the Caribbean Basin, opening a warehouse and distribution center in Miami during fiscal 1995. This facility cost, although an increase in selling and administrative expense, should translate into greater savings by reducing the cost of goods sold. This facility cost increase has been offset by the gain on the sale by Perry of a manufacturing facility in North Carolina. Perry has also added two new salesmen who have strong ties with major retailers which should improve sales.

ECI's selling and administrative expense increased during fiscal 1995, as compared to the same period last year, due to the public warehouse being used by ECI in California having encountered financial difficulties, which required ECI simultaneously to utilize a second warehouse while it shipped and removed goods from the troubled warehouse. This increased warehouse expenses along with legal and professional fees necessary to terminate ECI's relationship with the original warehouse. In addition, ECI settled a lawsuit, which incurred legal fees and other expenses.

Interest and Debt Expense
- -------------------------

Interest and debt expense increased by $1,832,000 or 23.5% from $7,812,000 in fiscal 1994 to $9,644,000 in fiscal 1995. This increase is primarily due to increases in the prime lending rate during fiscal 1995 by as much as 300 basis points from the rates during fiscal 1994 for both Aris', Perry's and ECI's variable rate debt. In addition, due to the softness in the retail environment, Perry and ECI had to borrow earlier in fiscal 1995 from their lenders than for the comparable period in fiscal 1994, resulting in higher average borrowing levels.

The 1994 Fiscal Year
- --------------------

The Company reported net income of $2,216,000 for the 1994 fiscal year as compared to net income of $31,206,000 for the 1993 fiscal year, which included an extraordinary gain of $29,208,000 due to the forgiveness of indebtedness on the Effective Date (June 30, 1993) of the Company's Plan of Reorganization and on the reorganization of its RJMJ subsidiary effected December 21, 1993. Operating income of the Company in fiscal 1994 was $10,171,000 compared to operating income of $9,326,000 for the 1993 fiscal year. This favorable increase in operating income was due to greater profit margins at Perry due to its improved financial position and manufacturing efficiencies as well as the programs implemented by the Company in order to increase profitability, partially offset by lower profitability at ECI. The reduction in profits at ECI was due to the unseasonably warm weather throughout the U.S. which adversely affected retailers and fall and winter related apparel companies including outerwear companies. ECI's revenues and profits were expected to and did continue to be impacted during the first half of the fiscal year which commenced January 29, 1995 by the warm weather difficulties affecting the outerwear apparel industry.

Revenues
- --------

The Company's revenues decreased from $192,583,000 in fiscal 1993 to $188,143,000 in fiscal 1994. This decrease of $4,440,000 or 2.3% is attributable to a decrease in merchandise sales at Perry of $6,120,000 from fiscal 1993 to fiscal 1994, offset by an increase in merchandise sales at ECI of $4,203,000 from fiscal 1993 to fiscal 1994. Above the Belt, Inc. ("ATB"), a subsidiary whose operations were phased out in the second quarter of the 1993 fiscal year, had no sales for the 1994 fiscal year compared to $1,511,000 for the 1993 fiscal year. Excluding ATB sales, the Company's revenue decreased by $2,929,000 or 1.5% from fiscal 1993 to fiscal 1994. The revenue decrease at Perry was primarily attributable to a program which was not repeated this year by a particular customer, along with Perry, due to its improved financial position, declining to take sales at reduced margins. This decrease was offset by revenue increases at ECI caused by a change in private label customers opting in fiscal 1994 to have ECI perform complete sourcing, financing, production and distribution for their private label programs. In fiscal 1993, ECI only acted as sourcing agent for some of these private label customers and oversaw production of merchandise for a commission, in which case ECI has no ownership or risk in the inventory.

Cost of Sales
- -------------

The cost of sales of the Company represented 77.8% and 77.6% of revenues for the fiscal years 1994 and 1993 respectively. This relatively flat cost of sales resulted from higher margins at Perry due to its improved financial position and manufacturing efficiencies, offset by lower margins at ECI due to the unseasonably warm weather throughout the U.S., which adversely affected retailers and fall and winter related apparel companies including outerwear companies.

Selling and Administrative
- --------------------------

Selling and administrative expenses decreased $2,176,000 or 6.4% from fiscal 1993 to 1994. The selling and administrative expenses of ECI and Perry represented 16.8% of revenues as compared to 17.6% for the prior year. The reduction in these expenses is attributable to cost reduction programs Company-wide and the phasing out of ATB.

Interest and Debt Expense
- -------------------------

Interest and debt expense for the year increased by $1,131,000 or 16.9% from $6,681,000 to $7,812,000. The increase is primarily due to a full year of interest payable on the Company's long-term debt to BNY and Apollo during fiscal 1994, compared to a partial year of interest payable in fiscal 1993 during which interest was not accrued on such debt until the Effective Date (June 30, 1993) of the Company's Plan of Reorganization. In addition, there were five increases in the prime lending rate during fiscal 1994. This was partially offset by a reduction in interest at Perry during fiscal 1994 due to its vastly improved financial condition.

Extraordinary Items
- -------------------

During fiscal 1993 the Company realized an extraordinary gain of $26,025,000 relating to the debt restructuring as a result of the implementation of the Company's Plan of Reorganization; an extraordinary gain of $475,000 relating to the Marlene Composition Agreement; and an extraordinary gain of $2,708,000 resulting from the implementation of the Plan of Reorganization of RJMJ, Inc., a wholly owned subsidiary of the Company ("RJMJ"). The $26,025,000 realized on the Company's Plan of Reorganization was due to the forgiveness of debt and accrued interest on various obligations which were settled at less than their recorded value. Similarly, $2,708,000 realized on RJMJ's Plan of Reorganization was due to forgiveness of debt and other obligations which were settled at less than their recorded value. These gains are separately identified as an extraordinary item in the Company's consolidated statements of operation for fiscal 1993. As a result of the above extraordinary gains, the Company lost approximately $12,000,000 of net operating loss carryforwards, resulting in approximately $94,000,000 of net operating loss carryforward remaining at January 29, 1994.

Availability of Net Operating Loss Carryforwards
- ------------------------------------------------

The Company has approximately $99,000,000 of Net Operating Losses at February 3, 1996. Any significant loss or restriction on the use of the Company's net operating loss carryforwards could have a material adverse effect upon the Company's future earnings and resulting cash flows and could limit the Company's ability to service its debt obligations. The conclusions drawn by the Company in monitoring and calculating the requirements of New Section 382 of the Internal Revenue Code for activity subsequent to the Company's prior 1986 restructuring involve many complex and technical questions. The Internal Revenue Service could disagree with the Company's position and should such a dispute arise it would be difficult to predict the outcome.

The Company's Plan of Reorganization should qualify under New Section 382(l)(5) of the Internal Revenue Code and therefore should preserve a substantial portion of the net operating loss carryforward of the Company.

For the fiscal year ended February 3, 1996, the Company incurred a tax basis net operating loss of approximately $4,000,000, which can be carried forward to offset future taxable income.

Reduction of Indebtedness and Effect on NOL Carryforwards
- ---------------------------------------------------------

As a result of the implementation of the Company's Plan of Reorganization on June 30, 1993, and the reorganization of its RJMJ subsidiary effected December 21, 1993, the Company recognized an extraordinary gain of $29,208,000 relating to debt restructuring during the fiscal year ended January 29, 1994, and all prior defaults on indebtedness were discharged and eliminated.

When debt is discharged in a Chapter 11 case, no ordinary income to the debtor results. Instead, certain tax attributes otherwise available to the debtor are reduced, in most cases by an amount equal to the adjusted issue price of the indebtedness forgiven. As a result of the extraordinary gain recognized by the Company due to implementation of the Plan, the Company's net operating loss carryforwards were decreased by approximately $12,000,000, with approximately $94,000,000 remaining at January 29, 1994. Tax attributes need not, however, be reduced to the extent that payment of the indebtedness forgiven would have given rise to a deduction. Tax attributes are generally subject to reduction in the following order: (i) net operating losses for the current year ("NOLs") and NOL carryforwards; (ii) general business credit carryforwards; (iii) capital losses and carryforwards; (iv) the tax basis of the debtors' depreciable and nondepreciable assets, but not in an amount greater than the excess of the aggregate tax bases of the property held by the debtor immediately after the discharge over the aggregate of the debtor's liabilities immediately after the discharge; and (v) foreign tax credit carryforwards. The Company's most significant tax attributes subject to reduction are NOL carryforwards. Attribute reduction occurred after the determination of tax for the year ending January 29, 1994, which includes the Effective Date. To the extent the stock for debt exception applies to stock issued in exchange for debt, tax attributes are not reduced.

Ownership Changes and Effect on NOL Carryforwards
- -------------------------------------------------

The Company believes that it and its consolidated group currently have substantial NOL carryforwards. (See Note 14 to the financial statements included in this Annual Report). Sections 382 and 383 of the Internal Revenue Code of 1986, as amended ("Code"), and Temporary and Proposed Treasury regulations implementing those sections, severely limit the amount of income each year that a loss corporation may offset with its NOL and credit carryforwards after certain changes in ownership of its stock. The Company experienced an "ownership change" for purposes of Sections 382 and 383 of the Code on the Effective Date. However, the Section 382 and Section 383 limitations should not apply to the Company's and Marlene's reorganization pursuant to the Plan because immediately after the Effective Date at least 50% of the Company's Common Stock was held by pre-reorganization stockholders of the Company and creditors of the Company that had held their claims for at least 18 months prior to the filing date of the Chapter 11 proceeding, by virtue of their status as shareholders or creditors, respectively.

Although the general Section 382 and Section 383 limitations will not apply, the Company's tax attributes were reduced, in addition to the attribute reductions described above, by half of the income excluded under the "stock-for-debt exception." In addition, the Company's pre-change losses and excess credits were reduced by the amount of interest paid or accrued by the Company during the three full taxable years prior to the taxable year ending January 29, 1994 and during the portion of the taxable year ending January 29, 1994 that includes the Effective Date, on its indebtedness exchanged for Common Stock.

Section 269
- -----------

If a group acquires control of a corporation for the principal purpose of evasion or avoidance of Federal income tax by securing the benefit of a reduction or credit it might otherwise not enjoy, that benefit may be disallowed. The determination of the principal purpose of an acquisition is based on all the facts and circumstances surrounding the acquisition. However, a regulatory presumption that certain acquisitions in bankruptcy proceedings have as their principal purpose the evasion or avoidance of Federal income tax should not apply to Company's reorganization, because some members of the Company's consolidated group will continue to carry on their business after the reorganization.

Effect of Inflation
- -------------------

The Company does not believe that inflation has had any material impact on its operating results for any of the fiscal periods discussed in the management's discussion and analysis.

New Accounting Pronouncements
- -----------------------------

The Financial Accounting Standards Board (FASB) has issued Statement No. 121, Accounting for Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed of. The effect on the Company of implementing this new standard is not expected to be material.

The FASB also issued Statement No. 123, Accounting for Stock-Based Compensation, which encourages, but does not require, employers to adopt a fair value method of accounting for employee stock-based compensation, and which requires increased stock-based compensation disclosures if expense recognition is not adopted. The Company has not yet determined the effect of adopting the new Statement on their consolidated financial statements.

Item 8. Financial Statements and Supplementary Data.
- ----------------------------------------------------

The financial statements listed in the accompanying Index at Part IV, Item 14(a)1 are filed as a part of this report.

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.
- --------------------------------------------------------

Not applicable.
                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
- ------------------------------------------------------------

Set forth below are the name, age and principal occupation of the members of the Board of Directors and the executive officers of the Company, their positions with the Company, their business experience during the last five years and the year each was first elected a director of the Company.

==========================================================================
Name                  Age     Position

- --------------------------------------------------------------------------
Charles S. Ramat      45      Director, Chairman of the Board, President,
                              Chief Executive Officer and Assistant
                              Secretary of the Company and of its wholly
                              owned subsidiary Europe Craft Imports, Inc.
                              ("ECI")
- --------------------------------------------------------------------------
John J. Hannan        43      Director
- --------------------------------------------------------------------------
Edward M. Yorke       37      Director
- --------------------------------------------------------------------------
Robert A. Katz        29      Director
- --------------------------------------------------------------------------
David N. Schreiber    52      Director
- --------------------------------------------------------------------------
Herbert I. Wexler     79      Director
- --------------------------------------------------------------------------
Paul Spector          54      Senior Vice President, Chief Financial
                              Officer, Treasurer and Secretary
- --------------------------------------------------------------------------
Vincent F. Caputo     42      Vice President, Assistant Treasurer and
                              Assistant Secretary
==========================================================================

CHARLES S. RAMAT, 45, has been a Director and President of the Company since December 1986, Chairman of the Board of Directors and Chief Executive Officer since August 1991 and Assistant Secretary since January 1988. Mr. Ramat has also been Chairman of the Board, President and Chief Executive Officer of ECI since December, 1995. Mr. Ramat has also engaged in private real estate activity from prior to 1990. Mr. Ramat is the brother-in-law of David N. Schreiber.

JOHN J. HANNAN, 43, has been a Director of the Company since June 1993. Mr. Hannan is one of the founding principals of Apollo Advisors, L.P. which was organized in 1990 and which, together with an affiliate, acts as managing general partner of Apollo Investment Fund, L.P., AIF II, L.P. and Apollo

Investment Fund III, L.P., private securities investment funds, and of Lion Advisors, L.P., also organized in 1990 which acts as financial advisor to and representative for certain institutional investors with respect to securities investments. From 1986 to 1990, Mr. Hannan served as a managing director with Drexel Burnham Incorporated. Mr. Hannan is a director of Converse, Inc., The Florsheim Shoe Company, Inc., Furniture Brands International, Inc. and United Auto Group, Inc.

EDWARD M. YORKE, 37, has been a Director of the Company since June 1993. Since 1992, Mr. Yorke has been an officer of Apollo Capital Management, Inc., the general partner of Apollo Advisors, L.P. and Lion Capital Management, Inc., the general partner of Lion Advisors, L.P. Mr. Yorke is a limited partner of Apollo Advisors, L.P. and Lion Advisors, L.P. From 1990 to 1992, Mr. Yorke was a Vice President in the high yield capital markets group of BT Securities Corp. From prior to 1987 to 1990, Mr. Yorke was a member of the mergers and acquisitions group of Drexel Burnham Lambert Incorporated. Mr. Yorke is also a director of Big Flower Press, Inc., Salant Corporation and Telemundo Group, Inc.

ROBERT A. KATZ, 29, has been a Director of the Company since June 1993. Since 1995, Mr. Katz has been an officer of Apollo Capital Management, Inc. and Lion Capital Management, Inc. Mr. Katz is a limited partner of Apollo Advisors, L.P. and Lion Advisors, L.P., with which he has been associated since 1990. During 1990, Mr. Katz was an associate with Smith Barney, Harris Upham & Co. and, from 1988 to 1990, was an analyst with Drexel Burnham Lambert Incorporated. Mr. Katz is also a director of Salant Corporation.

DAVID N. SCHREIBER, 52, has been a Director of the Company since December 1986. Mr. Schreiber is currently the Vice President of A.H. Schreiber Co. Inc., a manufacturer of women's and children's swim wear and intimate apparel, a position he has held since prior to 1988. Mr. Schreiber served as Chairman of the Board of Directors of Servtex from May 1991 to November 1992 and as Vice President from 1987 to 1991. Mr. Schreiber is Mr. Ramat's brother-in-law.

HERBERT I. WEXLER, 79, has been a Director of the Company since 1973. Mr. Wexler was a consultant to the Company from December 1986 until December 1991.

PAUL SPECTOR, 54, has been Senior Vice President and Chief Financial Officer of the Company since May 1992 and Treasurer and Secretary of the Company since August 1991. From 1986 until May 1992, Mr. Spector was Vice President of the Company and from 1983 until August 1991 Mr. Spector was Controller of the Company.

VINCENT F. CAPUTO, 42, has been Vice President, Assistant Treasurer and Assistant Secretary of the Company since May 1992. From April 1988 until May 1992, Mr. Caputo was Director of Taxes for the Company. From January 1986 until March 1988, Mr. Caputo was the Corporate Tax Manager for Automatic Data Processing, Inc.

Pursuant to the Company's Plan of Reorganization, on June 30, 1993, a New Shareholders Agreement was entered into among Apollo and the previous management shareholders of the Company (consisting of Alexander M. Goren, James G. Goren, certain entities affiliated with the Gorens, Robert K. Lifton, Charles S. Ramat, Howard L. Weingrow and the trustees of certain trusts for the benefit of Mr. Ramat's children) providing that from and after June 30, 1993 (the Effective Date of the Plan), the shareholder parties thereto agree to vote their shares such that the prior management shareholders will be entitled to elect one member of the Board of Directors, who shall be Charles S. Ramat, as long as Mr. Ramat's Executive Employment Agreement with the Company (entitling him to be elected a Director of the Company) is in effect. On the Effective Date and pursuant to the Plan, the Board of Directors of Aris was established as Charles S. Ramat, David
N. Schreiber, Herbert I. Wexler, and three additional Directors designated by Apollo Aris (John J. Hannan, Edward M. Yorke and Robert Katz).

Board Meetings and Committees
- -----------------------------

The Board held four meetings during the fiscal year ended February 3, 1996.

The Board's Audit Committee consists of Messrs. Katz and Schreiber. The Audit Committee is charged with reviewing matters relating to the annual consolidated financial statements prepared by the Company's management and audited by the Company's independent auditors, reviewing interim financial statements and evaluating internal controls and systems established by the Company.

The Board's Compensation and Stock Option Committee consists of Messrs. Hannan, Yorke and Katz. The Compensation and Stock Option Committee is charged with reviewing and making determinations with respect to compensation to be paid to officers and other employees of the Company and with administering and making determinations under the Company's stock option plan.

Election of Directors and Officers
- ----------------------------------

The Company's current Board of Directors were appointed on June 30, 1993 pursuant to, and on the Effective Date of, the Company's Plan of Reorganization. From and after such time as the next Annual Meeting of Shareholders of the Company is held, Directors shall be elected by vote of the shareholders. Directors so appointed or elected shall serve until the next Annual Meeting of Shareholders and until their respective successors are elected and qualify, provided that vacancies occurring in the Board of Directors may be filled by vote of the Directors. The Board does not have a standing nominating committee. Mr. Ramat's term of office is set forth in his Executive Employment Agreement. See Item 11, Executive Compensation, Employment Agreements. Other officers of the Company serve at the pleasure of the Board of Directors of the Company.

Item 11.  Executive Compensation.
- ---------------------------------

The following table presents certain specific information regarding the compensation of the Chief Executive Officer of the Company and the only other executive officers of the Company.


                           SUMMARY COMPENSATION TABLE

========================================================================================================
                                            Annual Compensation         Long-Term        All Other
                                            -------------------        Compensation    Compensation
                                                                       ------------    ------------
- --------------------------------------------------------------------------------------------------------
                                                                         Securities
                                                                         Underlying
      Name and Principal     Fiscal        Salary                          Stock
           Position           Year           ($)        Bonus ($)       Options (#)
           --------           ----           ---        ---------       -----------
- --------------------------------------------------------------------------------------------------------

Charles S. Ramat,             1995        $531,093       -0-             400,000 (1)    $ 136,919 (3)(4)
President,                    1994         515,000      82,484 (2)         -0-            325,000 (3)
Chairman and Chief            1993         488,248     125,082 (2)       400,000 (1)      189,581 (3)
Executive Officer
of the Company and
Europe Craft
Imports, Inc.
- --------------------------------------------------------------------------------------------------------
Paul Spector,                 1995        $125,000    $   -0-             50,000 (1)     $  1,500 4)
Senior Vice                   1994         115,769      10,000             -0-              -0-
President and Chief           1993         115,000      20,000            50,000 (1)        -0-
Financial Officer
- --------------------------------------------------------------------------------------------------------
Vincent Caputo,               1995         $72,500    $   -0-             5,000  (1)     $    675 (4)
Vice President,               1994          70,654       2,000             -0-              -0-
Assistant Treasurer           1993          70,500       5,000            5,000  (1)        -0-
& Assistant Secy.
========================================================================================================

(1) These options were granted on August 2, 1993 under the Company's 1993 Stock Incentive Plan with respect to shares of the Company's Common Stock, and vest in three equal annual installments. On June 26, 1995, all outstanding options under the Company's 1993 Stock Incentive Plan (including these options) were repriced to have an exercise price of fifty cents (the market price on such date), rather than two dollars, per share. Pursuant to SEC regulations, the repriced options are required to be reported as a grant in fiscal year 1995 (during which they were repriced) for purposes of this Summary Compensation Table, even though they are the same options granted in fiscal year 1993. The total number of options held by Charles S. Ramat is 400,000, by Paul Spector is 50,000, and by Vincent Caputo is 5,000.

(2) Represents portion of bonus (50%) earned for the applicable fiscal year to be paid in cash upon completion of such fiscal year. Pursuant to Mr. Ramat's Executive Employment Agreement with the Company, the additional portion of the bonus (50%) earned for the applicable fiscal year will be paid three years after completion of such fiscal year contingent on the market value of the Company's Common Stock at such later time. The amount of such additional portion of the bonus which will actually be paid is not calculable at the present time. See "Employment Agreements".

(3) Includes amounts paid in the applicable fiscal year to Mr. Ramat with respect to the aggregate $650,000 in performance compensation in connection with the effectiveness of the Plan, which Mr. Ramat received in 24 equal monthly installments, without interest, commencing on the Effective Date. Such amount was $135,419 in fiscal 1995.

(4) Includes amounts paid as matching contributions by the Company under its 401(k) Plan, which were $1,500 for Mr. Ramat, $1,500 for Mr. Spector and $675 for Mr. Caputo in fiscal 1995.

Stock Option Plan and Stock Options
- -----------------------------------

1993 Stock Incentive Plan
- -------------------------

Pursuant to the Company's Plan of Reorganization, on June 30, 1993, a new 1993 Stock Incentive Plan was adopted by the Company (the "1993 Stock Incentive Plan"). The 1993 Stock Incentive Plan authorizes the Company's Board of Directors (or a committee thereof), to award to employees and directors of, and consultants to, the Company and its subsidiaries (i) options to acquire Common Stock of the Company at prices determined when the options are granted, (ii) stock appreciation rights (entitling the holder to a payment equal to the appreciation in market value of a specified number of shares of Common Stock over a specified period), (iii) restricted shares of Common Stock whose vesting is subject to terms and conditions specified at the time of grant, and (iv) performance shares of Common Stock that are granted upon achievement of specified performance goals. Options granted pursuant to the 1993 Stock Incentive Plan may be either "incentive stock options" within the meaning of Section 422A of the United States Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified options. A maximum of 1.2 million shares of Common Stock (subject to anti-dilution adjustments) can be covered by awards under the 1993 Stock Incentive Plan.

The 1993 Stock Incentive Plan provides that any shares subject to an option under the such plan which terminate, are cancelled or expire without being exercised may again be subjected to an option under that plan, subject to the earlier termination of that plan. As at April 30, 1996, 965,000 options (excluding expired options) had been granted under 1993 Stock Incentive Plan. On June 26, 1995, all outstanding options under the 1993 Stock Option Plan were repriced to have an exercise price of fifty cents (the market price on such date), rather than two dollars, per share. At April 30, 1996, none of such options had been exercised and all of such options were outstanding. All of such options provide for vesting in three equal annual installments from the date of grant; as at April 30, 1996, a total of 643,366 options were exercisable. At such date, there were 30 eligible participants with options outstanding under the 1993 Stock Incentive Plan. During the fiscal year ended February 3, 1996, no options were granted to Directors of the Company, nor were any options held by Directors exercised.

Option Grants
- -------------

There were no new options granted by the Company during the fiscal year ended February 3, 1996 to the Chief Executive Officer of the Company or any other executive officers of the Company. On June 26, 1995, all outstanding options under the Company's 1993 Stock Incentive Plan (including those held by executive officers) were repriced to have an exercise price of fifty cents (the market price on such date), rather than two dollars, per share. Pursuant to SEC regulations, the repriced options for executive officers are required to be reported as a grant in fiscal 1995 (during which they were repriced) for purposes of this Option Grant Table, even though they are the same options granted in fiscal year 1993. The total number of options held by Charles S. Ramat is 400,000, by Paul Spector is 50,000, and by Vincent Caputo is 5,000.


                        OPTION GRANTS IN LAST FISCAL YEAR

                                      % of                                              Potential
                                      Total                                           Realizable Value
                                     Options                                         at Assumed Annual
                      Number of      Granted                                          Rates of Stock
                     Securities        to       Exercise     Market                  Price Appreciation
                     Underlying     Employees   or Base    Price on                 For Option Term
                      Options       in Fiscal    Price      Date of    Expiration    ----------------
Name                 Granted (#)      Year       ($/SH)      Grant        Date        5% ($)  10% ($)
- ----------           -----------    ---------   ---------   --------   ----------    -------  -------

Charles S. Ramat ...   400,000        38.6%       $0.50       $0.50     8/2/2003       95,000  230,000

Paul Spector .......    50,000         4.8%       $0.50       $0.50     8/2/2003       12,000   29,000

Vincent Caputo .....     5,000         0.5%       $0.50       $0.50     8/2/2003        1,000    3,000



Exercised/Unexercised Stock Options
- -----------------------------------

The following table sets forth the February 3, 1996 fiscal year-end value of unexercised options held by the executive officers of the Company on an aggregated basis. There were no exercises of stock options by any of the executive officers of the Company during the fiscal year ended February 3, 1996. All options referred to below were granted under the 1993 Stock Incentive Plan.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES
                 -----------------------------------------------

                           Shares                    Number of Securities         Value of Unexercised
                          Acquired      Value       Underlying Unexercised       In-the-Money Options
                         on Exercise   Realized      Options at FY-End (#)           at FY-End ($)
Name                         (#)         ($)       Exercisable/Unexercisable    Exercisable/Unexercisable
- --------                 -----------   --------    -------------------------    -------------------------

Charles S. Ramat ......      0            0             266,667/133,333                    0/0

Paul Spector ..........      0            0              33,334/16,666                     0/0

Vincent Caputo ........      0            0               3,334/1,666                      0/0


Compensation of Directors
- -------------------------

During the past fiscal year ended February 3, 1996, each Director (other than Mr. Ramat) received director's fees of $18,000. Each of these directors are also entitled to receive reimbursement for expenses incurred in attending meetings of the Board or committees thereof on which they serve. In addition, outside directors (Messrs. Wexler and Schreiber) are entitled to receive $500 per meeting of the Committees of the Board to which they are assigned (Mr. Schreiber is a member of the Audit Committee). Mr. Ramat receives no additional compensation for service as a Director.

On August 2, 1993, Mr. Schreiber and Mr. Wexler were each granted options to purchase 10,000 shares of Common Stock pursuant to the Company's 1993 Stock Incentive Plan. Such options vest in three equal annual installments; on June 26, 1995, all outstanding options under the 1993 Stock Incentive Plan were repriced to have an exercise price of fifty cents (the market price on such date), rather than two dollars, per share.

Employment Agreements
- ---------------------

Charles S. Ramat is employed pursuant to the Executive Employment Agreement between him and the Company dated as of February 1, 1988, as amended ("Ramat Agreement"), pursuant to which Mr. Ramat serves as the Company's Chairman of the Board, President and Chief Executive Officer, and will continue to be nominated to serve on the Company's Board of Directors.

On October 3, 1995, the Ramat Agreement was amended to extend the term of Mr. Ramat's employment for the period through June 30, 1998. This term will be further extended on a year-to-year basis unless terminated by either party by notice given not less than 60 days prior to the end of the then-current employment term.

Commencing June 30, 1993, Mr. Ramat is entitled to receive a base salary of $500,000 per year (subject to an annual increase in an amount equal to the proportionate annual increase in the Consumer Price Index - All Items), which annual increases resulted in a base salary of $530,450 for fiscal 1995. In addition, Mr. Ramat is entitled to receive an annual bonus in an amount ("Annual Bonus Amount") not to exceed 125% of his base salary for the year of the bonus ("Bonus Year"), equal to 3-1/3% of "Excess Cash Flow" for such Bonus Year. "Excess Cash Flow" is defined as the Company's net after-tax consolidated income, including the benefit of any net operating loss carryforwards or tax credits, but subject to adjustments to add back certain non-cash charges, in excess of $700,000. On October 3, 1995, the Excess Cash Flow definition was amended, in favor of the Company, to exclude from such computation extraordinary items occurring or accruing after September 18, 1995, other than any sale of the stock, assets or business of Aris' wholly-owned subsidiary, Perry Manufacturing Company ("Perry"), which sale of Perry ("Perry Sale") would be included in the computation. The exclusion for extraordinary items does not apply to the benefit of any net operating loss carryforwards or tax credits, which shall be included in such Excess Cash Flow computation.

The annual bonus for a particular Bonus Year is payable as follows: an initial amount equal to one half of the Annual Bonus Amount for such Bonus Year is payable no later than ten days following the Company's filing of its Annual Report on Form 10-K with the SEC for such Bonus Year, and the balance of such bonus (other than the portion relating to a Perry Sale) is paid 20 days after the third anniversary of such Bonus Year, in an amount equal to the sum of (a) the product of (i) the average closing price for the Company's Common Stock for the 60 consecutive trading days ending immediately prior to the third anniversary of the end of such Bonus Year and (ii) the number of shares (the "Bonus Shares") of the Company's Common Stock that could be purchased with one half of the Annual Bonus Amount for such Bonus Year assuming a price per share equal to the average closing price for the Common Stock for the 60 consecutive trading days ending immediately prior to the last day of such Bonus Year plus
(b) the aggregate amount of all dividends, if any, that would have been paid on account of such Bonus Shares during the three years ending on such third anniversary if such Bonus Shares had been issued at the beginning of such three-year period. The deferred portion of the Annual Bonus Amount will be paid only if (i) Mr. Ramat is employed by the Company or one of its subsidiaries or affiliates on the third anniversary of the end of the pertinent Bonus Year or
(ii) payment is accelerated by certain earlier termination events, described below.

As provided in the October 3, 1995 amendment to the Ramat Agreement, the balance of such bonus relating to a Perry Sale shall be paid in 36 equal consecutive monthly installments, without interest, commencing ten days following the Company's filing of its Annual Report on Form 10-K with the SEC for the fiscal year in which the Perry Sale occurs, and is not subject to adjustment for price changes in the Company's Common Stock.

If (a) the Company fails to extend the term of the Ramat Agreement, (b) Mr. Ramat, after reaching the age of 65, retires or resigns, (c) Mr. Ramat dies or becomes totally disabled, (d) the Ramat Agreement is terminated by the Company without cause or (e) there is a sale or liquidation of all or substantially all of the operating assets of the Company (the Company's Ohio real estate interests are not considered operating assets for this purpose), then all Annual Bonus Amounts that would otherwise have been deferred as above described for Bonus Years prior to the year in which such event occurs, accelerate and become due and payable to Mr. Ramat in the same manner as if the applicable third anniversary had fallen on the date of such occurrence; the entire remaining amount of all bonus payments relating to a Perry Sale shall be accelerated and paid in full in a lump sum to Mr. Ramat; and the Company remains obligated to pay Mr. Ramat any previously earned unpaid bonuses for prior years and a pro rata portion of the initial one half bonus amount for the year in which such event occurs.

Recognizing that Mr. Ramat assumed the duties of Chairman, President and Chief Executive Officer of ECI on December 5, 1995, in addition to his duties in such positions with the Company, the Company amended the Ramat Agreement on March 20, 1996 to provide that Mr. Ramat would be paid 35% of the ECI Bonus Pool established for key employees of ECI for the fiscal year commencing February 4, 1996. The amount of the ECI Bonus Pool for such fiscal year is calculated as the sum of the following percentages of net income of ECI computed prior to provisions for taxes, for payment of management fees to the Company, or for payment of such Bonus Pool: 10% of such income up to the first $1,000,000; 15% of such income in excess of $1,000,000 and up to $2,000,000; 35% of such income in excess of $2,000,000 and up to $3,000,000; and 10% of such income in excess of $3,000,000 and up to $4,000,000. Such ECI Bonus Pool participation would be paid to Mr. Ramat following completion of such fiscal year, and all payments which Mr. Ramat receives from the ECI Bonus Pool for such fiscal year shall be credited against the Annual Bonus Amount (as described above) provided to Mr. Ramat for such fiscal year commencing February 4, 1996, so that there is no duplication, but there is no credit or reduction of that portion of the annual bonus relating to a Perry Sale.

In the event of Mr. Ramat's death or total disability, he will be entitled to a death or disability benefit equal to 150% of his annual base salary in effect on the date of death or certification of disability, and if a "change in control" (as defined in the Ramat Agreement) occurs, Mr. Ramat will have the right to terminate the Ramat Agreement, in which event he will entitled to receive a lump sum severance payment in an amount equal to 299% of his average annual compensation (including bonus, other than bonus relating to a Perry Sale) from the Company for the preceding five calendar years. Mr. Ramat will also be entitled to receive such severance payment if he is terminated by the Company without cause. On October 3, 1995, the Ramat Agreement was amended to clarify the definition of "change in control" to include, among other events, the sale or liquidation of the stock, assets or business of both Perry and ECI, unless at such time the Company had acquired another operating subsidiary with a net worth and net income not less than that of ECI at such time and which undertakes the same contractual obligations that Perry and ECI have to Mr. Ramat).

Mr. Ramat is also entitled to participate, at the Company's expense, in all insurance and medical plans of the Company available to its employees, is entitled to reimbursement for business and entertainment expenses and is entitled to an allowance of $500 per month towards a leased automobile.

The Ramat Agreement is subject, at the Company's option, to termination only for cause upon 90 days' written notice if Mr. Ramat has been convicted for any material act of fraud, misappropriation, embezzlement, disloyalty, dishonesty or breach of trust against the Company or any of its subsidiaries or affiliated companies. Notwithstanding such termination, the Company will remain obligated to pay Mr. Ramat his annual base salary through the date of termination and, to the extent not therefore paid, the initial one half portion of the Annual Bonus Amount with respect to all years proceeding such termination.

The Ramat Agreement provides for indemnification by the Company for all claims relating to Mr. Ramat's service as an officer and director of the Company, and for advancement of expenses, except in those circumstances where indemnification would be precluded by Section 721 of the New York Business Corporation Law ("BCL") and requires that during the term of his employment thereunder, (a) the Company's Certificate of Incorporation and/or By-Laws (as required by law) must contain the provisions required by the BCL to provide for indemnification of officers and directors to the fullest extent set forth in BCL Section 721 and to provide for the limitation of liability of directors to the fullest extent set forth in Section 402(b) of the BCL, and (b) the Company must maintain in full force and effect directors and officers liability insurance, to the extent available, providing coverage comparable to the insurance policy the Company had in effect on August 2, 1991.

In accordance with the Company's Plan of Reorganization effective June 30, 1993, Mr. Ramat received $650,000 in performance compensation in connection with the effectiveness of the Plan which was paid in 24 equal monthly installments, without interest, commencing on June 30, 1993.

Mr. Paul Spector, the Company's Senior Vice President and Chief Financial Officer, is contractually entitled to a severance payment if he is terminated by the Company for reasons other than cause. The severance payment will equal one-half of Mr. Spector's annual salary at the time of termination.

401(k) Plan
- -----------

The Company has no pension plan but affords its executive officers the opportunity to participate in a 401(k) Plan established for all of the Company's employees, for which the Company may make a discretionary matching contribution of up to 25% of a maximum of four percent (4%) of salary (up to $150,000) contributed by the employee.

Compensation Committee Interlocks and Insider Participation
- -----------------------------------------------------------

The members of the Company's Compensation and Stock Option Committee are Messrs. Hannan, Yorke and Katz, none of whom were (i) during the 1995 Fiscal Year, an officer of the Company or any of its subsidiaries or (ii) formerly an officer of the Company or any of its subsidiaries.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.
- ------------------------------------------------------------

The table below sets forth the beneficial ownership of the Company's Common Stock on March 31, 1996 by certain holders. Those holders are persons who either
(i) are beneficial owners of 5% or more of the Company's Common Stock, or (ii) are officers or directors of the Company. This information is based on the Company's current information concerning the ownership of its securities.

As a result of the agreements relating, among other things, to the nomination and election of directors and the acquisition and disposition of Common Stock of the Company set forth in the New Shareholders Agreement and Equity Registration Rights Agreement, entered into June 30, 1993, Apollo Aris and the Non-Apollo Subject Shareholders referred to therein (each a "Non-Apollo Subject Shareholder" and collectively the "Non-Apollo Subject Shareholders") may be deemed to constitute a "group" within the meaning of Section 13(d)(3) under the Securities Exchange Act of 1934, as amended. As such, the Non-Apollo Subject Shareholders and Apollo Aris may be deemed to have shared voting and dispositive power over all of the 9,111,039 shares of Common Stock owned in the aggregate by the Non-Apollo Subject Shareholders and Apollo Aris on June 30, 1993, or 76.6% of the total number of shares of Common Stock then outstanding. Reference is made to such statements on Schedule 13D as have been or may be filed with the Securities and Exchange Commission by Apollo Aris and the Non-Apollo Subject Shareholders regarding such parties and their respective ownership of Common Stock.

=============================================================================
     Name and Address                 Shares of Common               Percent
   of Beneficial Owner (1)                 Stock                     of Class
- -----------------------------------------------------------------------------
Apollo Aris Partners, L.P.               5,804,820 (2)(3)              48.8%
 c/o  Apollo Advisors, L.P.
 Two Manhattanville Road
 Purchase, New York 10577
- ----------------------------------------------------------------------------
Chemical Banking Corporation               833,973                      7.0%
 350 Fifth Avenue
 New York, New York 10018
- ----------------------------------------------------------------------------

- ----------------------------------------------------------------------------
Robert K. Lifton                          702,355 (2)                   5.9%
 805 Third Avenue
 New York, New York 10022
- ----------------------------------------------------------------------------
Howard L. Weingrow                        702,469 (2)                   5.9%
 805 Third Avenue
 New York, New York 10022
- ----------------------------------------------------------------------------
Charles S. Ramat                          863,299 (2)(4)               7.24%
 475 Fifth Avenue                                 (6)
 New York, New York  10017
- ----------------------------------------------------------------------------
James G. and Alexander M. Goren         1,199,627 (2)(5)               10.1%
 805 Third Avenue
 New York, New York 10022
- ----------------------------------------------------------------------------
David N. Schreiber                        111,802 (4)(6)                0.9%
 c/o A.H. Schreiber & Co, Inc.
 460 West 34th Street, 10th Floor
 New York, New York 10001
- ----------------------------------------------------------------------------
Herbert I. Wexler                          82,963 (6)                   0.7%
 26 Burr Farm Road
 Westport, Connecticut 06880
- ----------------------------------------------------------------------------
Paul Spector                               33,334 (6)                   0.3%
 475 Fifth Avenue
 New York, New York  10017
- ----------------------------------------------------------------------------
Vincent Caputo                              3,334 (6)                   0.1%
 475 Fifth Avenue
 New York, New York 10017
- ----------------------------------------------------------------------------
All persons who are officers            1,094,732 (7)                  9.18%
 or directors of the Company,
 as a group (eight persons)
============================================================================

(1) Except as noted in these footnotes or as otherwise stated above, each person has sole voting and investment power.

(2) These and certain related persons are parties to the New Shareholders Agreement, described below.

(3) This table does not reflect any beneficial ownership by Messrs. Yorke, Katz or Hannan, directors of Registrant associated with Apollo Aris. Such persons do not directly own any shares of Common Stock, and such persons disclaim beneficial ownership of all shares held by Apollo Aris Partners, L.P.

(4)  With respect to 105,135 of the shares listed next to Mr. Schreiber's name:
     Mr. Schreiber is co-trustee, with Ora Ramat, the wife of Charles S. Ramat, of three trusts for the benefit of three children of Mr. and Mrs. Ramat that own these shares. Mr. Schreiber and Mrs. Ramat disclaim beneficial ownership of these shares. These shares are not included in the number of shares listed next to Mr. Ramat's name.

(5) James and Alexander Goren are brothers. These shares are beneficially owned as follows: James Goren individually owns 267,857 shares of Common Stock. Alexander Goren, individually owns 327,381 shares of Common Stock. 476,191 shares are owned by MGI Associates, L.P., a Delaware limited partnership, of which James Goren is the managing general partner and Alexander Goren is a general partner, and over which shares James Goren has full voting and dispositive power. 9,151 shares are owned by Goren Brothers, a New York general partnership of which the Gorens are the only partners. 119,048 shares are held in two trusts for the children of Alexander Goren, of which trusts the Gorens are co-trustees.

(6) Includes options to purchase the following numbers of shares of Common Stock of the Company under the 1993 Stock Incentive Plan which became exercisable on or prior to February 3, 1996: Charles S. Ramat (266,667), David N. Schreiber (6,667), Herbert I. Wexler (6,667), Paul Spector (33,334) and Vincent Caputo (3,334).

(7) These shares are attributed to Messrs. Ramat, Schreiber, Wexler, Spector and Caputo.

Item 13. Certain Relationships and Related Transactions.
- --------------------------------------------------------

Pursuant to the Plan and an Addendum dated June 30, 1993 to the (old) Shareholders Agreement dated May 26, 1988 among the Company and the certain of the Non-Apollo Subject Shareholders, (i) all shareholders agreements and registration rights agreements in effect prior to the Effective Date (including those previously reported to be in effect between the Company and certain Non-Apollo Subject Shareholders) were terminated in all respects, and (ii) the Registrant, Apollo Aris and the Non-Apollo Subject Shareholders have entered into the New Shareholders Agreement and the Equity Registration Rights Agreement regarding their holdings of Common Stock of the Company.

New Shareholders Agreement
- --------------------------

Pursuant to the New Shareholders Agreement, Apollo Aris and the Non-Apollo Subject Shareholders have agreed that, if any such party shall have nominated any individual for election as a director of the Registrant pursuant to such shareholder's rights under the Registrant's Certificate of Incorporation and/or By-Laws, each of Apollo Aris and the Non-Apollo Subject Shareholders will vote in favor of the election of each such nominee (or, if there are no such nominees, in favor of the candidates nominated by a majority of the Board of Directors) all shares of Common Stock over which such person has voting power; provided, that each of Apollo Aris and the Non-Apollo Subject Shareholders have agreed to vote in favor of the election of Charles S. Ramat (the Chairman of the Board, President and Chief Executive Officer of the Company) as a director at such times as Mr. Ramat is nominated as a director and entitled to be so nominated pursuant to any agreement between the Company and Mr. Ramat. Pursuant to the Company's Restated Certificate of Incorporation and By-Laws, only a shareholder that owns, or together with its affiliates owns, shares of Common Stock possessing a majority of the voting power of the outstanding Common Stock is entitled to nominate candidates for election as directors.

The New Shareholders Agreement provides that each Non-Apollo Subject Shareholder is required to obtain the consent of Apollo Aris (or its successor or their designees) to transfer shares of Common Stock owned by such Non-Apollo Subject Shareholder, other than transfers of shares received pursuant to an employee stock option or purchase plan, transfers to certain persons affiliated with or otherwise related to the Non-Apollo Subject Shareholder, transfers by a Non-Apollo Subject Shareholder's estate, transfers pursuant to the Equity Registration Rights Agreement, and transfers not exceeding an annual aggregate of 10% of the shares of Common Stock owned by such Non-Apollo Subject Shareholder on the Effective Date. Pursuant to the New Shareholders Agreement, Apollo Aris is required to allow the Non-Apollo Subject Shareholders to participate in any private sale to a non-affiliate of an annual aggregate of more than 10% of the shares of Common Stock owned by Apollo Aris on June 30, 1993.

The New Shareholders Agreement requires that the Non-Apollo Subject Shareholders must obtain the consent of Apollo Aris (or its successor or their designees) prior to the acquisition of additional shares of Common Stock, other than shares acquired pursuant to an employee stock option or stock purchase plan, and shares that (when aggregated with shares acquired pursuant to such employee stock plans or acquired by certain persons affiliated with or otherwise related to a Non-Apollo Subject Shareholder that are not parties to the New Shareholders Agreement) do not exceed an annual aggregate of 10% of the shares of Common Stock owned by such Non-Apollo Subject Shareholder on the Effective Date.

The New Shareholders Agreement will terminate on the earliest to occur of (i) the seventh anniversary of the Effective Date, (ii) in certain circumstances, upon the election of the Non-Apollo Subject Shareholders following the transfer by Apollo Aris resulting in the occurrence of certain reductions in Apollo Aris's ownership interest in the Company, (iii) the end of the first fiscal year of the Company for which the total amount of NOL carryforwards available for later taxable years is less than $2.5 million, and (iv), as to Apollo Aris and any Non-Apollo Subject Shareholder, the date on which such party owns shares equal to less than 10% of the shares of Common Stock owned by such party on the Effective Date. In addition, Apollo Aris may terminate the New Shareholders Agreement with respect to any Non-Apollo Subject Shareholders who are not "affiliates" of the Registrant within the meaning of Rule 144(a)(1) under the Securities Act of 1933, as amended.

Equity Registration Rights Agreement
- ------------------------------------

Pursuant to the Equity Registration Rights Agreement, any party that owns, or together with its affiliates owns, 25% or more of the shares of Common Stock subject to such agreement is entitled to require the Company to register under the Securities Act of 1933, as amended, the offer and sale of Common Stock owned by such person. Each of Apollo Aris and the Non-Apollo Subject Shareholders is entitled to have shares of Common Stock owned by such person included in any such registration statement initiated by a party to the Equity Registration Rights Agreement or by the Company. The Equity Registration Rights Agreement also provides that Apollo Aris is required to allow the Non-Apollo Subject Shareholders to participate in a non-underwritten public offering in which Apollo Aris sells an annual aggregate of more than 10% of the shares of Common Stock owned by Apollo Aris on the Effective Date.

Pursuant to a letter agreement dated June 28, 1993 among Apollo Advisors, L.P. ("Apollo Advisors") and the Company, the Company is required to reimburse Apollo Advisors upon request for all reasonable counsel fees and disbursements incurred in connection with Apollo Advisor's investment in the Company up to a maximum of $450,000. Pursuant to a letter agreement dated October 29, 1992, the Company, ECI, ATB and Perry have agreed, subject to certain exceptions, to indemnify each of Apollo Advisors, its partners and certain other related persons from and against all losses, claims, liabilities, damages, costs and expenses or actions in respect thereof arising out of any actual or threatened claim against such party by a person other than the Company related to or arising out of or in connection with, among other things, the Plan or any actions taken by any indemnified party pursuant thereto or the transactions contemplated thereby.

Director's Indemnification Agreements
- -------------------------------------

On the Effective Date, the Company entered into separate Indemnification Agreements with each new and continuing member of its Board of Directors which provide such Directors with contractual indemnification to the fullest extent permitted by law, and for the advancement of legal fees and other expenses, and require the Company to use its best efforts to maintain designated director and officer liability insurance coverage.

Agreements with Prior Management
- --------------------------------

Four persons who resigned as directors of the Company prior to the Effective Date (Messrs. Robert K. Lifton, Howard L. Weingrow, James Goren and Alexander Goren) received an aggregate of $210,000 fifty-three weeks after the Effective Date, in settlement of various pre-petition claims in connection with employment and consulting arrangements which were terminated pursuant to the Plan of Reorganization.

ECI leases approximately 29,600 square feet of office space in New Jersey from a partnership, some of whose partners are former officers and/or directors of ECI (but not of the Company). Such lease was in effect when the Company acquired ECI in 1987.

In March 1996, ECI entered into a sublease of approximately 120,000 square feet of warehouse space in New Jersey (adjacent to ECI's offices) of which the ground lessee is the same New Jersey partnership, some of whose partners are former officers and/or directors of ECI (but not of the Company).

                                     PART IV

Item 14.  Exhibits, Financial Statement, Schedules and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

     1.   Financial Statements and Independent Auditors' Report
          ------------------------------------------------------
                                                                     Page
                                                                     ----
          Independent Auditors' Report............................    F-l

          Financial Statements:

          Consolidated Balance Sheets as of
           February 3, 1996 and January 28, 1995..................    F-2

          Consolidated Statements of Operations
           for the 53 Weeks Ended February 3, 1996, and 52 weeks
           ended January 28, 1995 and January 29, 1994............    F-3

          Consolidated Statements of Stockholders'
           Equity (Deficiency) for the 53 weeks Ended
           February 3, 1996, and 52 weeks ended January 28, 1995
           and January 29, 1994 ...................................    F-4

          Consolidated Statements of Cash Flows for
           the 53 Weeks Ended February 3, 1996, and 52 weeks ended
           January 28, 1995 and January 29, 1994 .................    F-5

          Notes to Consolidated Financial Statements..............    F-6

     2.   Financial Statement Schedules
          -----------------------------

          The following financial statement schedules should be read in conjunction with the consolidated financial statements in Item 8 of this Annual Report on Form 10-K:

          Schedule I   -   Condensed Financial Information
                             of Registrant...........................  F-22

          Schedule II  -   Valuation and Qualifying
                             Accounts................................  F-26

          All other schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

     3.   Exhibits
          --------

          Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index included in Item 14(c) below, numbered in accordance with Item 601 of Regulation S-K.

(b) Reports on Form 8-K
    -------------------
    Current Report on Form 8-K dated October 27, 1995 with respect to amendment to the Company's Senior Secured Note Agreement with Heller Financial, Inc., which amendment adjusted certain financial covenants and modified the amortization schedule so that they would be more advantageous to the Company.

    Current Report on Form 8-K dated February 2, 1996 with respect to amendment to the Company's Series B Junior Secured Note Agreement with AIF-II, L.P. to permit payment in kind of quarterly interest due February 5, 1996.

(c) INDEX TO EXHIBITS
    -----------------

===============================================================================
EXHIBIT                                                             SEQUENTIAL
  NO.              DESCRIPTION                                        PAGE NO.
- -------------------------------------------------------------------------------
  2.    Second Amended Joint Plan of                                    ***
        Reorganization dated March 26,
        1993, as amended May 11 and
        June 9, 1993
        (Note:  Annexes omitted)
- -------------------------------------------------------------------------------

===============================================================================
EXHIBIT                                                             SEQUENTIAL
  NO.              DESCRIPTION                                        PAGE NO.
- -------------------------------------------------------------------------------
 3.1    Restated Certificate of                                          *
        Incorporation as filed with the New York Secretary of State on December 22, 1986.
- -------------------------------------------------------------------------------
 3.2    Amendment to Restated Certificate                                *
        of Incorporation as filed with the
        New York Secretary of State on
        August 24, 1988.
- -------------------------------------------------------------------------------
 3.3    Restated Certificate of                                         ***
        Incorporation filed on June 30,
        1993
- -------------------------------------------------------------------------------
 3.3    By-Laws.                                                         *
- -------------------------------------------------------------------------------
 3.4    Amended and Restated By-Laws                                    ***
        effective June 30, 1993
- -------------------------------------------------------------------------------
 4.1    Specimen Certificate Evidencing                                  *
        Common Stock.
- -------------------------------------------------------------------------------
 4.2    Specimen Certificate Evidencing                                  *
        Participating Preferred Stock.
- -------------------------------------------------------------------------------
 4.3    Specimen Certificate Evidencing                                  *
        Convertible Preferred Stock.
- -------------------------------------------------------------------------------
 4.4    Representative Senior Convertible                                *
        Note, dated December 23, 1986.
- -------------------------------------------------------------------------------
 4.5    Representative Subordinated Note,                                *
        dated December 23, 1986.
- -------------------------------------------------------------------------------
 4.6    Indenture dated as of February 15,                               *
        1987, between the Company and
        IBJ Schroder Bank & Trust Company, as Trustee, relating to the 13-3/4% Senior Subordinated Notes due March 1, 1995 (the
        "Senior Subordinated Notes").
- -------------------------------------------------------------------------------
 4.7    Representative Senior Subordinated                               *
        Note, dated February 26, 1987.
- -------------------------------------------------------------------------------
 4.8    Warrant Agreement, dated as of                                   *
        February 15, 1987, between the
        Company and IBJ Schroder Bank &
        Trust Company, as Warrant Agent.
- -------------------------------------------------------------------------------
 4.9    Representative warrant certificate                               *
        issued with the Senior
        Subordinated Notes.
- -------------------------------------------------------------------------------
 4.10   Indenture, dated as of October 1,                                *
        1987, by and among Marcade,
        Marlene and IBJ Schroder Bank &
        Trust Company as Trustee, relating
        to the 12.5% Senior Subordinated
        Convertible Debentures due
        October 1, 1999.
- -------------------------------------------------------------------------------

===============================================================================
EXHIBIT                                                             SEQUENTIAL
  NO.              DESCRIPTION                                        PAGE NO.
- -------------------------------------------------------------------------------
 4.11   First Supplemental Indenture and                                 *
        Guarantee Agreement, dated as of
        October 1, 1987, to the Indenture,
        dated as of February 15, 1987
        between the Company and IBJ
        Schroder Bank & Trust Company,
        as Trustee.
- -------------------------------------------------------------------------------
 4.12   Form of Purchase Agreement, dated                                *
        as of February 15, 1987, among the
        Company and purchasers of the
        Senior Subordinated Notes and the
        Warrants.
- -------------------------------------------------------------------------------
 4.13   Registration Rights Agreement,                                   *
        dated as of February 15, 1987,
        among the Company and the
        purchasers of the Senior
        Subordinated Notes and the
        Warrants.
- -------------------------------------------------------------------------------
 4.14   Securities Purchase Agreement,                                   *
        dated as of February 15, 1987, by and among the Company,
        Marlene and each of the purchasers named by the signature
        pages thereto.
- -------------------------------------------------------------------------------
 4.15   Registration Rights Agreement,                                   *
        dated as of February 15, 1987, and amended and restated as of
        October 1, 1987, by and among the Company, marlene and each of the other signatories thereto.
- -------------------------------------------------------------------------------
 4.16   Lock-up Agreements, dated as of                                  *
        various dates, addressed to each
        of the purchasers of the Convertible Debentures and
        Increasing Rate Notes from certain banks and certain other holders of securities of the Company who are party thereto.
- -------------------------------------------------------------------------------
 9.1    Voting Agreement, dated as of                                    *
        December 23, 1986 among the Banks.
- -------------------------------------------------------------------------------
 9.2    Investor Group Voting Agreement,                                 *
        dated as December 23, 1986, among
        Marcade, Marlene, the Banks,
        Robert K. Lifton, Charles S.
        Ramat, Howard L. Weingrow and
        Herbert I. Wexler.
- -------------------------------------------------------------------------------
 9.3    Stockholders Agreement, dated as                                 *
        of September 29, 1987, by and
        among Robert K. Lifton, Charles S.
        Ramat, Howard L. Weingrow and the
        Perry Stockholders.
- -------------------------------------------------------------------------------

===============================================================================
EXHIBIT                                                             SEQUENTIAL
  NO.              DESCRIPTION                                        PAGE NO.
- -------------------------------------------------------------------------------
 9.4    Shareholder Agreement, dated                                     *
        as of May 26, 1988, by and among
        the Company, James G. Goren,
        Alexander M. Goren, Robert K.
        Lifton, Howard L. Weingrow,
        Charles S. Ramat, Hana Trust and
        Abraham Trust.
- -------------------------------------------------------------------------------
 10.1   Restructuring Agreement, dated as                                *
        of August 8, 1986, among the
        Company, Marlene, the Banks,
        LRW Corporation and the Management
        Group.
- -------------------------------------------------------------------------------
 10.2   Amendment No. 1 to the                                           *
        Restructuring Agreement dated as
        of August 8, 1986 among the
        Company, Marlene, the Banks, LRW
        Corporation and the Management
        Group.
- -------------------------------------------------------------------------------
 10.3   Management Services Agreement                                    *
        dated as of December 23, 1986,
        between the Company and the
        Management Group.
- -------------------------------------------------------------------------------
 10.4   Amendment No. 1 to the Management                                *
        Services Agreement, dated as of
        December 23, 1986, between the
        Company and the Management Group.
- -------------------------------------------------------------------------------
 10.5   Registration Rights Agreement,                                   *
        dated as of December 23, 1986, as
        amended and restated February 26,
        1987, among the Banks, the Company
        Robert K. Lifton, Charles S.
        Ramat, Howard L. Weingrow and
        Herbert I. Wexler.
- -------------------------------------------------------------------------------
 10.6   Tax Allocation Capital                                           *
        Contribution Agreement dated as of
        December 23, 1986, among the
        Company, Marlene, Restricted
        Subsidiaries and Active
        Subsidiaries.
- -------------------------------------------------------------------------------
 10.7   Confirmation Agreement, dated                                    *
        December 23, 1986, among the
        Company, Marlene, Restricted
        Subsidiaries Active Subsidiaries
        and the Banks.
- -------------------------------------------------------------------------------
 10.8   Second Amended and Restated                                      *
        Guaranty, dated December 23, 1986
        among the Company, the Banks and
        Restricted Subsidiaries.
- -------------------------------------------------------------------------------
 10.9   Real Property Agreement, dated as                                *
        of December 23, 1986, among the
        Company, Marlene and the Banks.
- -------------------------------------------------------------------------------

===============================================================================
EXHIBIT                                                             SEQUENTIAL
  NO.              DESCRIPTION                                        PAGE NO.
- -------------------------------------------------------------------------------
10.10   Exchange Agreement, dated December                               *
        23, 1986, between the Company and
        the Banks.
- -------------------------------------------------------------------------------
10.11   Conversion Agreement, dated                                      *
        December 23, 1986, among Marcade,
        Marlene, the Banks, Robert K.
        Lifton, Charles S. Ramat, Howard
        L. Weingrow and Herbert I. Wexler.
- -------------------------------------------------------------------------------
10.12   Participating Preferred Stock                                    *
        Agreement, dated as of December 23, 1986, as amended and
        restated as of February 26, 1987, among the Company, Marlene and the Banks.
- -------------------------------------------------------------------------------
10.13   Convertible Preferred Stock                                      *
        Agreement, dated as of December 23, 1986, as amended and
        restated as of February 26, 1987, among the Company and the
        Banks.
- -------------------------------------------------------------------------------
10.14   Consent, Confirmation and Amending                               *
        Agreement, dated as of February
        15, 1987, among the Company, the
        Banks and the New Investor Group.
- -------------------------------------------------------------------------------
10.15   Consulting and Non-Competition                                   *
        Agreement, dated as of December 3,
        1986, among the Company, Marlene
        and Herbert I. Wexler.
- -------------------------------------------------------------------------------
10.16   Medical Benefits Agreement, dated                                *
        as of December 3, 1986, among the
        Company, Marlene and Elaine
        Wexler.
- -------------------------------------------------------------------------------
10.17   Severance Agreement between the                                  *
        Company and Lawrence Brustein
        dated as of December 15, 1986.
- -------------------------------------------------------------------------------
10.18   Severance Agreement between the                                  *
        Company and Herman Greitzer dated
        as of December 15, 1986.
- -------------------------------------------------------------------------------
10.19   Registration Rights Agreement,                                   *
        dated as of September 29, 1987, by
        and among the Company and the
        Perry Stockholders.
- -------------------------------------------------------------------------------
10.20   Registration Rights Agreement,                                   *
        dated as of October 9, 1987, by
        and among the Company and the ECI
        Stockholders.
- -------------------------------------------------------------------------------
10.21   Indenture, dated as of October 1,                                *
        1987, by and among the Company,
        Marlene and Bankers Trust Company,
        as Trustee, relating to the
        Increasing Rate Notes.
- -------------------------------------------------------------------------------

===============================================================================
EXHIBIT                                                             SEQUENTIAL
  NO.              DESCRIPTION                                        PAGE NO.
- -------------------------------------------------------------------------------
10.22   Employment Agreement between the                                 *
        Company and John Kuehn dated as of
        December 15, 1987.
- -------------------------------------------------------------------------------
10.23   Marcade's 1980 Stock Option and                                  *
        Stock Appreciation Rights Plan.
- -------------------------------------------------------------------------------
10.24   Stock Purchase Agreement, dated as                               *
        of July 28, 1987, by and among the Company, Unishops, Inc.,
        Perry and the Perry Stockholders.
- -------------------------------------------------------------------------------
10.25   First Amendment, Waiver and                                      *
        Consent to the Stock Purchase
        Agreement, dated September 29, 1987.
- -------------------------------------------------------------------------------
10.26   Escrow Agreement dated as of                                     *
        September 29, 1987, by and among
        the Company, Unishops, Perry, the
        Perry Stockholders, William K.
        Woltz Sr., William K. Woltz Jr.,
        and Frederick E. Woltz as
        Stockholders' Agent, and IBJ
        Schroder Bank & Trust Company,
        Escrow Agent.
- -------------------------------------------------------------------------------
10.27   Employment Agreement, dated as of                                *
        September 29, 1987, by and between
        Perry and William K. Woltz Sr.
- -------------------------------------------------------------------------------
10.28   Employment Agreement, dated as of                                *
        September 29, 1987, by and between
        Perry and William K. Woltz Jr.
- -------------------------------------------------------------------------------
10.29   Stock Purchase Agreement, dated as                               *
        of August 29, 1987, by and among
        the Company and the ECI
        Stockholders.
- -------------------------------------------------------------------------------
10.30   Employment Agreement, dated as of                                *
        October 9, 1987, by and between
        the Company and Herbert Goldsmith.
- -------------------------------------------------------------------------------
10.31   Agreement, dated as of January 21,                               *
        1988, between Caven Point Company,
        L.P. and the Company, relating to
        the assignment or surrender of the
        Lease.
- -------------------------------------------------------------------------------
10.32   Assignment and Assumption of                                     *
        Lease, dated March 2, 1988, between the Company, as
        assignor,and Caven Point, as assignee, with respect to the
        Lease.
- -------------------------------------------------------------------------------
10.33   Release dated March 2, 1988, from                                *
        Caven Point to the Company.
- -------------------------------------------------------------------------------
10.34   Release dated March 2, 1988, from                                *
        the Company to Caven Point.
- -------------------------------------------------------------------------------

===============================================================================
EXHIBIT                                                             SEQUENTIAL
  NO.              DESCRIPTION                                        PAGE NO.
- -------------------------------------------------------------------------------
10.35   Indenture of Lease, dated May 12,                                *
        1969, between Caven Point, as landlord, and the Company
        (under its former name, Unishops, Inc.) as tenant, covering the premises at 21 Caven Point Road, Jersey City, New Jersey, together with Agreement, dated March 15, 1975, between Caven
        Point as landlord, and the Company, as tenant, amending said indenture of Lease.
- -------------------------------------------------------------------------------
10.36   Assignment and Assumption of                                     *
        Sublease, dated March 2, 1988,
        between Marcade, as assignor, and
        Caven Point, as assignee.
- -------------------------------------------------------------------------------
10.37   Sublease, dated as of February 4,                                *
        1985, between the Company, as
        sublessor, and Umberto Brothers
        Storage Warehousing Inc., as
        sublessee, relating to a
        subletting of a portion of the
        Premises.
- -------------------------------------------------------------------------------
10.38   Agreement dated January 24, 1985,                                *
        between Marcade, as landlord, and
        Central Textile, Inc. as tenant,
        relating to a subletting of a
        portion of the Premises.
- -------------------------------------------------------------------------------
10.39   Assignment and Assumption of                                     *
        Service Contracts, dated March 2,
        1988, between Marcade, as assignor
        and Caven Point as assignee.
- -------------------------------------------------------------------------------
10.40   Letter dated April 8, 1988 from                                  *
        James G. and Alexander M. Goren to
        Marcade.
- -------------------------------------------------------------------------------
10.41   Employment Agreement dated                                       *
        February 1, 1988 between the
        Company and Robert K. Lifton.
- -------------------------------------------------------------------------------
10.42   Employment Agreement dated                                       *
        February 1, 1988 between the
        Company and Charles S. Ramat.
- -------------------------------------------------------------------------------
10.43   Employment Agreement dated                                       *
        February 1, 1988 between the
        Company and Howard L. Weingrow.
- -------------------------------------------------------------------------------
10.44   Letter dated March 14, 1988 from                                 *
        Heller Financial, Inc. to Marcade
        respecting a proposed $30,000,000
        five-year loan.
- -------------------------------------------------------------------------------
10.45   Amended and Restated Loan and                                    *
        Security Agreement dated as of
        January 30, 1990 by and between
        Marcade and Heller Financial, Inc.
- -------------------------------------------------------------------------------

===============================================================================
EXHIBIT                                                             SEQUENTIAL
  NO.              DESCRIPTION                                        PAGE NO.
- -------------------------------------------------------------------------------
10.46    Promissory Note dated as of August                               *
         2, 1988 of the Company.
- -------------------------------------------------------------------------------
10.47    Guaranty, dated as of August 2,                                  *
         1988, by Booth Bay, Ltd. in favor
         of Heller.
- -------------------------------------------------------------------------------
10.48    Guaranty, dated as of August 2,                                  *
         1988, by Marlene in favor of
         Heller.
- -------------------------------------------------------------------------------
10.49    Amending Agreement to the                                        *
         Factoring Agreement between
         Booth Bay Ltd. and Heller dated as
         of August 2, 1988 by and between
         Booth Bay Ltd. and Heller.
- -------------------------------------------------------------------------------
10.50    Amending Agreement to the                                        *
         Factoring Agreement between
         Marlene and Heller dated as of
         August 2, 1988 by and between
         Marlene and Heller.
- -------------------------------------------------------------------------------
10.51    Pledge Agreement dated as of                                     *
         August 2, 1988 between Marcade and
         Heller.
- -------------------------------------------------------------------------------
10.52    Stock Purchase Agreement, dated                                  *
         June 6, 1989, by and among The Marcade Group Inc. and Above the Belt, Inc., as amended under date of June 9, 1989 filed as Exhibit (2)(i) to the report of the Company on Form 8-K dated July 21, 1989 and incorporated herein by reference.
- -------------------------------------------------------------------------------
10.52(a) Amendment No. 1 to the report on
         Form 8-K dated July 21, 1989 on
         Form 8 filed September 13, 1989
         and incorporated herein by
         reference.
- -------------------------------------------------------------------------------
10.53    Acquisition Agreement for the RJMJ
         Group dated as of July 21, 1989 by
         and among The Marcade Group Inc.,
         MGX Acquisition Corp., MGX Holding
         Corp., RJMJ Properties Corp.,
         RJMJ, Incorporated, Shannon
         Manufacturing Company, Inc.,
         Renfield Manufacturing Company,
         Inc., Robert Shipman and
         375 Bridgeport Associates filed as
         Exhibit 2.1 to the report of the
         Company on Form 8-K dated July 31,
         1989 and incorporated herein by
         reference.
- -------------------------------------------------------------------------------

===============================================================================
EXHIBIT                                                             SEQUENTIAL
  NO.              DESCRIPTION                                        PAGE NO.
- -------------------------------------------------------------------------------
10.53(a) Amendment No. 1 to the report on                                 *
         Form 8-K dated July 31, 1989 on Form 8 filed October 13, 1989 and incorporated herein by reference.
- -------------------------------------------------------------------------------
10.53(b) Amendment No. 2 to the report on                                 *
         Form 8-K dated July 31, 1989 on Form 8 filed January 31, 1990 and incorporated herein by reference.
- -------------------------------------------------------------------------------
10.54    Extension Agreement, dated March                                 *
         28, 1991 by and between the
         Registrant and Heller Financial, Inc. ("Heller") with respect to the Amended and Restated Loan Agreement dated as of
         January 30, 1990, by and between the Registrant and Heller, the Inventory Loan and Security Agreement dated January 25,
         1991 between Marlene Industries Corporation, a wholly owned subsidiary of Registrant ("Marlene") and Heller, the
         Supplemental Inventory Loan and Security Agreement dated
         January 29, 1991 between Marlene and Heller, the Letter
         Agreement dated January 31, 1991 between Registrant and
         Heller, and the Factoring Agreements between Heller and
         Marlene and Booth Bay Ltd. (merged into Marlene).
- -------------------------------------------------------------------------------
10.54(a) Letter Agreement, dated                                          *
         January 31, 1990 by and between
         the Registrant and Heller
         Financial, Inc. with regard to the
         Amended and Restated Loan
         Agreement dated as of January 30,
         1990, by and between the
         Registrant and Heller Financial,
         Inc.
- -------------------------------------------------------------------------------
10.54(b) Inventory Loan and Security                                      *
         Agreement dated January 25, 1991
         between Marlene Industries
         Corporation and Heller Financial,
         Inc.
- -------------------------------------------------------------------------------
10.54(c) Supplemental Inventory Loan and                                  *
         Security Agreement dated
         January 31, 1991 between Marlene
         Industries Corporation and Heller
         Financial, Inc.
- -------------------------------------------------------------------------------

===============================================================================
EXHIBIT                                                             SEQUENTIAL
  NO.              DESCRIPTION                                        PAGE NO.
- -------------------------------------------------------------------------------
10.55   Letter of Intent dated March 27,                                 *
        1991 between Marlene Industries
        Corporation, a wholly-owned
        subsidiary of the Registrant
        ("Marlene"), and Mr. Blake
        Griffith and Mr. Barry Lakis,
        regarding the proposed sale of
        certain assets of Marlene to an
        acquiring corporation to be owned
        by Messrs. Griffith and Lakis.
- -------------------------------------------------------------------------------
10.56   Forbearance Agreement, dated May                                 *
        21, 1991 by and between the Registrant, Marlene Industries
        Corporation, a wholly owned subsidiary of Registrant
        ("Marlene") and Heller Financial, Inc. ("Heller") with
        respect to the Amended and Restated Loan Agreement dated as of January 30, 1990, by and between the Registrant and
        Heller, the Inventory Loan and Security Agreement dated
        January 25, 1991 between Marlene and Heller, the Supplemental
        Inventory Loan and Security Agreement dated January 29, 1991 between Marlene and Heller, the Letter Agreement dated
        January 31, 1991 between Registrant and Heller, and the
        Factoring Agreements between Heller and Marlene and Booth Bay
        Ltd. (merged into Marlene).
- -------------------------------------------------------------------------------
10.57   Second Amended and Restated Loan                                 **
        and Security Agreement dated
        August 29, 1991 by and among the Registrant, Marlene
        Industries Corporation, a wholly-owned subsidiary of
        Registrant ("Marlene") and Heller Financial,
        Inc. ("Heller").
- -------------------------------------------------------------------------------
10.58   Composition Agreement dated                                      **
        October 11, 1991 by and among Marcade, Marlene and the
        Creditors Committee of Marlene.
- -------------------------------------------------------------------------------
10.59   Forbearance Agreement dated                                      **
        October 9, 1991 between BNY
        Financial Corporation and The
        Marcade Group, Inc.
- -------------------------------------------------------------------------------
10.60   Amendment dated as of August 2,                                  **
        1991 to Executive Employment
        Agreement dated February 1, 1988
        Between the Registrant and Charles
        S. Ramat.
- -------------------------------------------------------------------------------

===============================================================================
EXHIBIT                                                             SEQUENTIAL
  NO.              DESCRIPTION                                        PAGE NO.
- -------------------------------------------------------------------------------
10.61   Amendment dated August 15, 1991 to                               **
        Executive Employment Agreement
        dated February 1, 1988, as
        previously amended on March 21,
        1991, between the Registrant and
        Mr. Robert K. Lifton.
- -------------------------------------------------------------------------------
 10.62  Amendment dated August 15, 1991 to                               **
        Executive Employment Agreement
        dated February 1, 1988, as
        previously amended on March 21,
        1991, between the Registrant and
        Mr. Howard L. Weingrow.
- -------------------------------------------------------------------------------
10.63   Amendment dated August 15, 1991 to                               **
        Consulting Agreement between the
        Registrant and Alexander M. Goren
        and James G. Goren, dated
        March 26, 1988, as assigned by the
        Gorens to JAG Consulting Co., Ltd.
        by letter dated April 28, 1989, as
        previously amended March 21, 1991.
- -------------------------------------------------------------------------------
10.64   Amendment dated August 15, 1991 to                               **
        Shareholder Agreement dated as of
        May 26, 1988 by and among the
        Registrant, James G. Goren,
        Alexander M. Goren, Robert K.
        Lifton, Howard L. Weingrow,
        Charles S. Ramat, David Schreiber
        and Ora Ramat as Trustees u/a
        dated December 18, 1986 by Charles
        S. Ramat, as Grantor, f/b/o Hannah
        Leah Ramat and David Schreiber and
        Ora Ramat as Trustees u/a dated
        December 18, 1986 by Charles S.
        Ramat, as Grantor f/b/o Abraham
        Gabriel Ramat.
- -------------------------------------------------------------------------------
10.65   Senior Secured Note Agreement                                   ***
        dated as of June 30, 1993 between
        Registrant and Heller Financial,
        Inc.
- -------------------------------------------------------------------------------
10.66   Senior Secured Note dated as of                                 ***
        June 30, 1993 issued by Registrant
        to Heller Financial, Inc.
- -------------------------------------------------------------------------------
10.67   Series A Junior Secured Note                                    ***
        Agreement dated as of June 30,
        1993 between Registrant and BNY
        Financial Corporation.
- -------------------------------------------------------------------------------
10.68   Series A Junior Secured Note dated                              ***
        as of June 30, 1993 issued by
        Registrant to BNY Financial
        Corporation.
- -------------------------------------------------------------------------------

===============================================================================
EXHIBIT                                                             SEQUENTIAL
  NO.              DESCRIPTION                                        PAGE NO.
- -------------------------------------------------------------------------------
10.69   Series B Junior Secured Note                                    ***
        Agreement dated as of June 30,
        1993 between Registrant and
        AIF II, L.P.
- -------------------------------------------------------------------------------
10.70   Series B Junior Secured Note dated                              ***
        June 30, 1993 issued by Registrant
        to AIF II, L.P.
- -------------------------------------------------------------------------------
10.71   Primary Pledge Agreement dated as                               ***
        of June 30, 1993 between
        Registrant and Heller Financial,
        Inc.
- -------------------------------------------------------------------------------
10.72   Secondary Pledge Agreement dated                                ***
        as of June 30, 1993 between Registrant,
        BNY Financial Corporation and AIF II, L.P.
- -------------------------------------------------------------------------------
10.73   Securities Purchase Agreement                                   ***
        dated as of June 30, 1993 between
        Registrant, Apollo Aris Partners,
        L.P. and AIF II, L.P.
- -------------------------------------------------------------------------------
10.74   Debt Registration Rights Agreement                              ***
        dated as of June 30, 1993 among
        Registrant and the Holders of
        Registrable Securities Referred to
        Therein.
- -------------------------------------------------------------------------------
10.75   Shareholders Agreement dated as of                              ***
        June 30, 1993 among Registrant and
        the Subject Shareholders Referred
        to Therein.
- -------------------------------------------------------------------------------
10.76   Equity Registration Rights                                      ***
        Agreement dated as of June 30, 1993
        among Registrant and the Holders of
        Registrable Shares Referred to Therein.
- -------------------------------------------------------------------------------
10.77   Intercreditor Agreement dated as                                ***
        of June 30, 1993 among Heller
        Financial, Inc., BNY Financial
        Corporation and AIF II, L.P.
- -------------------------------------------------------------------------------
10.78   Second Amendment dated May 6,                                   ***
        1992, Third Amendment dated March 25, 1993,
        and Fourth Amendment dated June 14, 1993 to
        Executive Employment Agreement dated
        February 1, 1988 between Registrant and
        Charles S. Ramat.
- -------------------------------------------------------------------------------
10.79   Severance Agreement dated April 3,                              ***
        1991 between Registrant and Paul
        Spector.
- -------------------------------------------------------------------------------
10.80   1993 Stock Incentive Plan of                                    ***
        Registrant, as amended by
        Amendment No. 1 thereto dated June
        24, 1993.
- -------------------------------------------------------------------------------

===============================================================================
EXHIBIT                                                             SEQUENTIAL
  NO.              DESCRIPTION                                        PAGE NO.
- -------------------------------------------------------------------------------
10.81   Form of Indemnification Agreement                               ***
        dated as of June 30, 1993 between
        Registrant and each member of
        Registrant's Board of Directors.
- -------------------------------------------------------------------------------
10.82   Letter Agreement dated February 8,                              ***
        1993 among James G. Goren,
        Alexander M. Goren, Charles S.
        Ramat, and David Schreiber and Ora
        Ramat as Trustees for the Benefit
        of Hana Leah Ramat and Abraham
        Ramat.
- -------------------------------------------------------------------------------
10.83   Addendum dated June 30, 1993 to                                 ***
        Shareholders Agreement dated May
        26, 1988 among The Marcade Group
        Inc. and the Shareholders referred
        to therein.
- -------------------------------------------------------------------------------
10.84   Stipulated Entry Liquidating                                    ***
        Claims dated March 10, 1993 among
        The Marcade Group Inc., Robert K.
        Lifton, Howard L. Weingrow, and
        JAG Consulting Co. Ltd.
- -------------------------------------------------------------------------------
10.85   Letter Agreement dated June 28,                                 ***
        1993 among AIF II, L.P., Apollo
        Aris Partners, L.P. and
        Registrant.
- -------------------------------------------------------------------------------
10.86   Letter Agreement dated October 29,                              ***
        1992 among The Marcade Group Inc.,
        Above The Belt, Inc., Europe Craft
        Imports, Inc., Perry Manufacturing
        Company, Apollo Investment Fund,
        L.P., AIF II, L.P., and Altus
        Finance.
- -------------------------------------------------------------------------------
10.87   Amendment dated December 12, 1994                               ****
        to Senior Secured Note Agreement
        dated as of June 30, 1993 between
        Registrant and Heller Financial,
        Inc.
- -------------------------------------------------------------------------------
10.88   Amendment dated June 12, 1995 to                               *****
        Senior Secured Note Agreement
        dated as of June 30, 1993 between
        Registrant and Heller Financial,
        Inc.
- -------------------------------------------------------------------------------
10.89   Amendment dated October 27, 1995                               ******
        to Senior Secured Note Agreement
        dated as of June 30, 1993 between
        Registrant and Heller Financial,
        Inc.
- -------------------------------------------------------------------------------
10.90   Amendment dated February 2, 1996                                 #
        to Series B Junior Secured Note
        Agreement dated as of June 30, 1993
        between Registrant and AIF-II, L.P.
- -------------------------------------------------------------------------------

===============================================================================
EXHIBIT                                                             SEQUENTIAL
  NO.              DESCRIPTION                                        PAGE NO.
- -------------------------------------------------------------------------------
10.91   Fifth Amendment dated October 3,                                 85
        1995 and Sixth Amendment dated
        March 20, 1996 to Executive
        Employment Agreement dated
        February 1, 1988 between
        Registrant and Charles S. Ramat
- -------------------------------------------------------------------------------
 21.    List of Subsidiaries                                             92
- -------------------------------------------------------------------------------
 23.    Consent of Deloitte & Touche LLP                                 94
- -------------------------------------------------------------------------------
 28.1   The Company's Proxy Statement
        dated July 15, 1991, filed with the
        SEC in July, 1991.
- -------------------------------------------------------------------------------
 28.2   The Company's Registration
        Statement filed on Form S-1 and
        amendments thereto filed with
        the SEC on November 7, 1988.
===============================================================================

     * Filed as the indicated Exhibit to the Annual Report of the Company on Form 10-K dated February 2, 1991 and incorporated herein by reference.

    ** Filed as the indicated Exhibit to the Report on Form 8-K dated August 29, 1991 and incorporated herein by reference.

   *** Filed as the indicated Exhibit to the Report on Form 8-K dated June 30, 1993 and incorporated herein by reference.

  **** Filed as the indicated Exhibit to the Report on Form 8-K dated December 12, 1994 and incorporated herein by reference.

 ***** Filed as the indicated Exhibit to the Report on Form 8-K dated June 12, 1995 and incorporated herein by reference.

****** Filed as the indicated Exhibit to the Report on Form 8-K dated October 27, 1995 and incorporated herein by reference.

     # Filed as the indicated Exhibit to the Report on Form 8-K dated February 2, 1996 and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ARIS INDUSTRIES, INC.

                                      By: /s/ PAUL SPECTOR
                                          --------------------------------------
                                          Paul Spector,
                                          Senior Vice President
                                          Chief Financial Officer


                                      By: /s/ VINCENT F. CAPUTO
                                          --------------------------------------
                                          Vincent F. Caputo,
                                          Vice President
                                          Assistant Secretary and
                                          Assistant Treasurer

Date:  May 10, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ JOHN HANNAN                                                May 10, 1996
- ---------------------------------------
John Hannan, Director

/s/ EDWARD M. YORKE                                            May 10, 1996
- ---------------------------------------
Edward M. Yorke, Director

/s/ ROBERT KATZ                                                May 10, 1996
- ---------------------------------------
Robert Katz, Director

/s/ CHARLES S. RAMAT                                           May 10, 1996
- ---------------------------------------
Charles S. Ramat, Chairman of
the Board, President, Chief
Executive Officer and Assistant
Secretary; Director

/s/ HERBERT I. WEXLER                                          May 10, 1996
- ---------------------------------------
Herbert I. Wexler, Director

/s/ DAVID N. SCHREIBER                                         May 10, 1996
- ---------------------------------------
David N. Schreiber, Director

DELOITTE &
TOUCHE LLP
- ----------         -------------------------------------------------------------
[LOGO]             Two Hilton Court                    Telephone: (201) 631-7000
                   P.O. Box 319                        Facsimile: (201) 631-7459
                   Parsippany, New Jersey 07054-0319

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Aris Industries, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Aris Industries, Inc. (formerly "The Marcade Group Inc.") and Subsidiaries as of February 3, 1996 and January 28, 1995, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three fiscal years in the period ended February 3, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Aris Industries, Inc. and Subsidiaries as of February 3, 1996 and January 28, 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 3, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for income taxes, effective January 31, 1993, to conform with Statement of Financial Accounting Standards No. 109.

DELOITTE & TOUCHE LLP

May 3, 1996

- ---------------
DELOITTE TOUCHE
TOHMATSU
INTERNATIONAL
- ---------------
                                       F-1

ARIS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
- -------------------------------------------------------------------------------

                                                                           February 3,    January 28,
ASSETS                                                                        1996           1995
                                                                          -----------     -----------
CURRENT ASSETS:
    Cash and cash equivalents .........................................   $ 2,318,000     $ 3,264,000
    Cash - restricted ..................................................          --           l0,000
    Receivables, net ..................................................    16,970,000      19,129,000
    Inventories, net ..................................................    35,272,000      35,280,000
    Prepaid expenses and other current assets .........................     1,312,000       1,672,000
                                                                          -----------     -----------
         Total current assets .........................................    55,872,000      59,355,000

PROPERTY, PLANT AND EQUIPMENT - NET ...................................    13,462,000      14,144,000
OTHER ASSETS ..........................................................       834,000         813,000
GOODWILL ..............................................................    23,760,000      24,620,000
                                                                          -----------     -----------
TOTAL ASSETS ..........................................................   $93,928,000     $98,932,000
                                                                          ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Trade acceptances payable ............................................   $ 2,007,000     $ 2,417,000
 Accounts payable - trade .............................................     8,592,000      10,286,000
 Accrued expenses and other current liabilities .......................     7,431,000       6,694,000
 Current portion of long-term debt ....................................     1,302,000       4,979,000
 Line of credit payable ...............................................     6,000,000            --
                                                                          -----------     -----------
        Total current liabilities......................................    25,332,000      24,376,000
OTHER LIABILITIES .....................................................     1,527,000       1,706,000
LONG-TERM DEBT ........................................................    66,505,000      64,239,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01: 50,000,000 shares authorized;
    issued and outstanding 11,925,400 shares ..........................       119,000         1l9,000
  Preferred stock, par value $.01: 10,000,000 shares authorized;
    none issued or outstanding ........................................          --              --
  Additional paid-in capital ..........................................    44,061,000      44,061,000
  Accumulated deficit .................................................   (42,387,000)    (34,330,000)
  Cumulative foreign currency translation adjustment ..................    (1,229,000)     (1,239,000)
                                                                          -----------     -----------
        Total stockholders' equity ....................................       564,000       8,611,000
                                                                          -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............................   $93,928,000     $98,932,000
                                                                          ===========     ===========

See notes to consolidated financial statements.


                                       F-2

ARIS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
- --------------------------------------------------------------------------------

                                                    53 WEEKS ENDED                52 WEEKS ENDED
                                                    --------------        ------------------------------
                                                      February 3,          January 28,       January 29,
                                                         1996                 1995              1994
                                                     ------------         ------------      ------------
NET REVENUES                                         $173,990,000         $188,143,000      $192,583,000
                                                     ------------         ------------      ------------
OPERATING COSTS:
Cost of sales                                         140,008,000          146,295,000       149,404,000
Selling and administrative                             32,030,000           31,677,000        33,853,000
Costs of restructuring                                    430,000                --                --
                                                     ------------         ------------      ------------
                                                      172,468,000          177,972,000       183,257,000
                                                     ------------         ------------      ------------
INCOME BEFORE INTEREST AND
 DEBT EXPENSE, REORGANIZATION
 ITEMS, INCOME TAXES, AND
 EXTRAORDINARY ITEM                                     1,522,000           10,171,000         9,326,000

INTEREST AND DEBT EXPENSE -- NET                        9,644,000            7,812,000         6,681,000
                                                     ------------         ------------      ------------
INCOME (LOSS) BEFORE REORGANIZATION
 ITEMS, INCOME TAXES AND
 EXTRAORDINARY ITEM                                    (8,122,000)           2,359,000         2,645,000

REORGANIZATION ITEMS:
 Professional fees and expenses                             --                   --              372,000
                                                     ------------         ------------      ------------
INCOME (LOSS) BEFORE INCOME
 TAXES AND EXTRAORDINARY ITEM                          (8,122,000)           2,359,000         2,273,000

INCOME TAX (BENEFIT) EXPENSE                              (65,000)             143,000           275,000
                                                     ------------         ------------      ------------
INCOME (LOSS) BEFORE EXTRAORDINARY
 ITEM                                                  (8,057,000)           2,216,000         1,998,000
EXTRAORDINARY ITEM--
 Gain on debt forgiveness                                   --                   --           29,208,000
                                                     ------------         ------------      ------------
NET INCOME (LOSS)                                    $ (8,057,000)        $  2,216,000      $ 31,206,000
                                                     ============         ============      ============
PER SHARE DATA:
 Income (loss) before extraordinary item             $      (0.68)        $       0.19      $       0.21
 Extraordinary item                                         --                   --                 3.08
                                                     ------------         ------------      ------------
NET INCOME (LOSS)                                    $      (0.68)        $       0.19      $       3.29
                                                     ============         ============      ============
WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON
 EQUIVALENT SHARES                                     11,925,400         $ 11,925,400         9,485,700
                                                     ============         ============      ============



See notes to consolidated financial statements.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
- --------------------------------------------------------------------------------


                                                                                        CLASS A      CLASS B
                                                   NEW           OLD        NEW      PARTICIPATING CONVERTIBLE
                                                  COMMON        COMMON    PREFERRED    PREFERRED    PREFERRED
                                                  STOCK         STOCK      STOCK         STOCK        STOCK
                                                 -------     -----------   ------     ----------   ----------
BALANCE, JANUARY 30,1993                         $   -       $ 2,818,000    $ -       $1,300,000   $1,553,000

  10 to 1 Reverse Split                            28,000     (2,798,000)     -            -            -
  Payment of O.1% of liquidation
    preference                                       -             -          -       (1,300,000)       -
  Conversion of Class B Convertible
    Preferred Stock                                10,000          -          -            -       (1,553,000)
  Conversion of Senior Convertible Notes           23,000          -          -            -            -
  Retirement of treasury stock                       -           (20,000)     -            -            -
  Issuance of stock to Apollo                      58,000          -          -            -            -
  Issuance of stock -- other                         -             -          -            -            -
  Foreign currency translation adjustment            -             -          -            -            -
  Net income                                         -             -          -            -            -
                                                  -------     -----------   ------     ----------   ----------


BALANCE, JANUARY 29, 1994                         119,000          -          -            -            -


  Foreign currency translation adjustment            -             -          -            -            -
  Net income                                         -             -          -            -            -
                                                 --------     -----------   ------     ----------   ----------

BALANCE, JANUARY 28, 1995                         119,000          -          -            -            -

  Foreign currency translation adjustment            -             -          -            -            -
  Net loss                                           -             -          -            -            -
                                                 --------     -----------   ------     ----------   ----------
BALANCE, FEBRUARY 3, 1996                        $119,000     $    -        $ -        $   -        $   -
                                                 ========     ===========   ======     ==========   ==========

See notes to consolidated financial statements.





ARIS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
- --------------------------------------------------------------------------------

                                                                                      CUMULATIVE
                                               ADDITIONAL                               FOREIGN
                                                PAID-IN     ACCUMULATED   TREASURY    TRANSLATION
                                                CAPITAL       DEFICIT      STOCK      ADJUSTMENT        TOTAL
                                              -----------  ------------  ---------   ------------   -----------
BALANCE, JANUARY 30, 1993                     $35,763,000  $(67,329,000) $(706,000)  $(1,011,000)  $(27,612,100)

  10 to 1 Reverse Split                         2,770,000         -           -             -              -
  Payment of O.1% of liquidation
    preference                                  1,298,000         -           -             -            (2,000)
  Conversion of Class B Convertible
    Preferred Stock                             1,543,000         -           -             -              -
  Conversion of Senior Convertible Notes        1,977,000         -           -             -         2,000,000
  Retirement of treasury stock                   (263,000)     (423,000)   706,000          -              -
  Issuance of stock to Apollo                     942,000         -           -             -         1,000,000
  Issuance of stock - other                        31,000         -           -             -            31,000
  Foreign currency translation adjustment            -            -           -          (79,000)       (79,000)
  Net income                                         -       31,206,000       -             -        31,206,000
                                              -----------  ------------  ---------   ------------   -----------

BALANCE, JANUARY 29, 1994                      44,061,000   (36,546,000)      -       (1,090,000)     6,544,000

  Foreign currency translation adjustment            -            -           -         (149,000)      (149,000)
  Net income                                         -        2,216,000       -             -         2,216,000
                                              -----------  ------------  ---------   ------------   -----------

BALANCE, JANUARY 28, 1995                      44,061,000   (34,330,000)      -       (1,239,000)     8,611,000

  Foreign currency translation adjustment           -             -           -           10,000         10,000
  Net loss                                          -        (8,057,000)      -             -        (8,057,000)
                                              -----------  ------------  ---------   ------------   -----------
BALANCE, FEBRUARY 3, 1996                     $44,061,000  $(42,387,000) $    -      $(1,229,000)   $   564,000
                                              ===========  ============  =========   ===========    ===========

See notes to consolidated financial statements.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------

                                                                                                      52 WEEKS ENDED
                                                                             53 WEEKS ENDED    -----------------------------
                                                                               FEBRUARY 3,       JANUARY 28,     JANUARY 29,
                                                                                 1996               1995            1994
                                                                             -----------       -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                          $(8,057,000)      $ 2,216,000     $ 31,206,000
  Adjustments to reconcile net (loss) income to net cash (used in)
  provided by operating activities:
   Gain on sale of property                                                     (350,000)         (82,000)           -
   Depreciation and amortization                                               3,320,000        3,278,000        3,241,100
   Gain on debt forgiveness                                                        -                 -         (29,208,000)
   Loss on abandonment of leasehold improvements                                   -                 -             287,000
   Deferred income tax benefit                                                  (102,000)        (335,000)        (202,000)
  Changes in assets and liabilities:
   Decrease in cash -- restricted                                                 10,000           25,000          995,000
   Decrease (increase) in receivables                                          2,159,000       (2,848,000)       3,614,000
   Decrease (increase) in inventories                                             11,000       (5,466,000)       1,049,000
   Decrease in prepaid expenses and other current assets                         204,000          120,000          427,000
   (Increase) decrease in other assets                                           (21,000)        (321,000)         839,000
   (Decrease) increase in trade acceptances payable                             (410,000)         923,000         (388,000)
   Decrease in accounts payable -- trade                                      (1,696,000)      (1,354,000)      (2,077,000)
   Increase (decrease) in accrued expenses and other current liabilities         863,000          899,000         (485,000)
   (Decrease) increase in other liabilities                                     (389,000)          75,000          822,000
                                                                             -----------      -----------     ------------
       Net cash (used in) provided by operating activities                    (4,458,000)      (2,870,000)      10,120,000
                                                                             -----------      -----------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                                   539,000          141,000          922,000
  Capital expenditures                                                        (1,501,000)      (4,582,000)      (2,450,000)
                                                                             -----------      -----------     ------------
       Net cash used in investing activities                                    (962,000)      (4,441,000)      (1,528,000)
                                                                             -----------      -----------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from bank line of credit                                        6,000,000             -
  Proceeds from issuance of long-term debt                                       400,000        2,509,000        1,063,000
  Principal payments of long-term debt, including capital leases              (2,266,000)      (2,931,000)      (4,858,000)
  Issuance of common stock                                                         -                -            1,000,000
  Proceeds from equipment financing agreement                                    343,000            -               -
                                                                             -----------      -----------     ------------
       Net cash provided by (used in) financing activities                     4,477,000         (422,000)      (2,795,000)
                                                                             -----------      -----------     ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                           (3,000)          (2,000)          (5,000)
                                                                             -----------      -----------     ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (946,000)      (7,735,000)       5,792,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 3,264,000       10,999,000        5,207,000
                                                                             -----------      -----------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $ 2,318,000      $ 3,264,000     $ 10,999,000
                                                                             ===========      ===========     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                                 $ 9,474,000      $ 7,649,000     $  3,835,000
                                                                             ===========      ===========     ============
    Income taxes                                                             $   226,000      $   466,000     $    330,000
                                                                             ===========      ===========     ============
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING AND INVESTING ACTIVITIES
 ARE MADE IN NOTE 17 TO THE CONSOLIDATED FINANCIAL STATEMENTS

See notes to consolidated financial statements.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS - Aris Industries, Inc., formerly the Marcade Group, Inc. (the "Company"), is a publicly held company that was incorporated in 1947 in the State of New York. The Company is engaged in the design, manufacture, importing and distribution of men's and young men's sportswear and outerwear and ladies' sportswear and other apparel. The Company's operations are conducted primarily through two wholly-owned subsidiaries, Europe Craft Imports, Inc. ("ECI") and Perry Manufacturing Company ("Perry"), which were acquired by Aris in 1987. In addition, there are four inactive wholly-owned subsidiaries: Above the Belt, Marlene Industries Corporation, RJMJ Inc., and Clarkins.

     ECI designs, imports and distributes men's sportswear, including cloth and leather jackets, primarily under the "Members Only" trade name. ECI has also been granted a license to distribute men's outerwear and raincoats under the "Perry Ellis" trade name. In addition, ECI acts as a sourcing agent for various national retail store chains and arranges for and oversees the production of merchandise for such companies. ECI also has licensing agreements with various licensees, granting them the right to operate under the "Members Only" trade name.

     ECI purchases a majority of its products from foreign manufacturers located in Hong Kong, China, Korea and Indonesia. The majority of the ECI's net revenues for the 53 weeks ended February 3, 1996 were accounted for in four business lines: Outerwear (60%), Sportswear (10%), Perry Ellis (15%) and Private Label (15%). ECI's products are marketed nationally in department stores, specialty stores and retail chains. In addition, ECI operates three outlet stores.

     Perry, primarily a supplier of private label goods to national chain stores, designs, manufactures and distributes ladies' and men's sportswear. Perry's manufacturing operations consist of designing, cutting, sewing and packaging with locations in North Carolina, Virginia, El Salvador, Costa Rica and Honduras. The Company also employs independent factories and contractors in the United States, Latin America and South America. The five largest customers of Perry account for approximately 96% of their total net revenues. See the discussion of certain risks and uncertainties in Item 7 of Form 10-K on pages 14 through 17.

     USE OF ESTIMATES - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures relating to contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. The most significant use of estimates in the Company's consolidated financial statements involves the ultimate realizability of goodwill.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements of Aris Industries, Inc. and Subsidiaries (the "Company") include the accounts of its subsidiaries, all of which are wholly owned. All material intercompany transactions and balances have been eliminated.

     CASH EQUIVALENTS - The Company considers all investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.

     INVENTORIES - All inventories, except for those of one subsidiary which accounts for its inventory at the lower of cost (weighted average basis) or market, are stated at the lower of cost (first-in, first-out basis) or market.

     PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives of the assets, the terms of the leases or the lives of the improvements, whichever are less:

       Building and improvements                          16 to 30 years
       Machinery and equipment                             3 to 7 years
       Furniture and fixtures                              3 to 5 years
       Leasehold improvements                              5 to 10 years

     INCOME TAXES - The provision for income taxes includes Federal and state taxes currently payable and deferred taxes arising from temporary differences in determining income for financial statement and tax purposes. The Company and its subsidiaries file a consolidated Federal income tax return on a calendar year basis.

     As of January 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109). Under SFAS No. 109, deferred tax liabilities or assets are recognized for the expected future tax consequences of events that have been recognized in the financial statements. The cumulative effect of adopting SFAS No. 109 was immaterial.

     GOODWILL- Goodwill represents the unamortized excess of the cost of acquiring a business over the fair values of the net assets received at the date of acquisition. Amortization expense is computed by use of the straight-line method over an estimated life of 40 years. The Company continuously evaluates goodwill for any potential impairment. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining fife can be recovered through expected undiscounted future results. Accumulated amortization at February 3, 1996 and January 28, 1995 was $8,362,000 and $7,502,000, respectively.

     FISCAL YEAR - The Company's fiscal year ends on that Saturday which is the closest to January 31. Accordingly, there are 53 weeks in the period ended February 3, 1996 and 52 weeks in the periods ended January 28, 1995 and January 29, 1994.

     PER SHARE DATA - Income (loss) per share was computed based upon the weighted average number of common shares outstanding during the applicable period. The 10 to 1 reverse stock split was accounted for retroactively to the beginning of the earliest period presented.

     NAME CHANGE - As discussed in Note 5, the corporate name of the Company was changed during the fiscal year ended January 29, 1994 from "The Marcade Group, Inc." to "Aris Industries, Inc."

     NEW ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board
     (FASB) has issued Statement No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The effect on the Company of implementing this new standard is not expected to be material.

     The FASB also issued Statement No. 123, Accounting for Stock-Based Compensation, which encourages, but does not require, employers to adopt a fair value method of accounting for employee stock-based compensation, and which requires increased stock-based compensation disclosures if expense recognition is not adopted. The Company has not yet determined the effect of adopting the new Statement on their consolidated financial statements.

     Reclassifications - Certain reclassifications have been made to the prior year's consolidated financial statements to conform them to the current year presentation.

2.   RECEIVABLES

                                                    FEBRUARY 3,     JANUARY 28,
                                                      1996             1995
                                                   -----------      -----------
     Due from factor                               $16,264,000      $17,420,000
     Other receivables                               1,378,000        2,205,000
     Less allowance for uncollectible
       accounts and sales discounts                    672,000          496,000
                                                   -----------      -----------
                                                   $16,970,000      $19,129,000
                                                   ===========      ===========

     As of February 3, 1996, two subsidiaries had agreements with commercial financial companies which provide for the factoring of certain trade receivables. The receivables were factored without recourse as to credit risk but with recourse for any claims by the customer for adjustments in the normal course of business relating to pricing errors, shortages, damaged goods, etc. One operating subsidiary had taken loans and advances of $7,940,000 and $16,809,000 against total factored receivables of $11,706,000 and $21,644,000 at February 3, 1996 and January 28, 1995,
     respectively. During the fiscal years ended February 3, 1996 and January 28, 1995, the weighted average interest rate on loans and advances was 10% and 8.4%, respectively. The subsidiary's factoring and short-term financing agreement provides up to 90% advances prior to collection of such accounts receivable, with interest at the greater of the prime rate or the Federal funds rate, plus 1%. Additional advances up to 100% may be available at the factor's discretion. Such additional advances involve interest at the greater of the prime rate or the Federal funds rate, plus 1-1/2%. All factored receivables and related proceeds of sales are the property of the respective commercial financial companies. The subsidiaries are charged a factoring commission ranging from .60% to 1% of factored sales. The prime interest rate in effect at February 3, 1996 and January 28, 1995, was 8-1/4% and 8-1/2%, respectively.

3.   INVENTORIES

                                                   FEBRUARY 3,     JANUARY 28,
                                                      1996             1995
                                                  ------------     ------------
     Finished goods                                $18,681,000      $18,818,000
     Work-in-process                                 7,493,000        8,304,000
     Raw materials                                   9,098,000        8,158,000
                                                  ------------     ------------
                                                  $ 35,272,000     $ 35,280,000
                                                  ============     ============

4.   PROPERTY, PLANT AND EQUIPMENT

                                                   February 3,       January 28,
                                                       1996             1995
                                                   -----------     ------------
     Land                                          $ 1,155,000     $ 1,183,000
     Building and improvements                       9,456,000       9,728,000
     Machinery and equipment                        12,554,000      11,450,000
     Furniture and fixtures                          2,667,000       2,174,000
     Leasehold improvements                          1,432,000       1,473,000
                                                   -----------     -----------
                                                    27,264,000      26,008,000

     Less accumulated depreciation                  13,802,000      11,864,000
                                                   -----------     -----------
                                                   $13,462,000     $14,144,000
                                                   ===========     ===========

5.   BANKRUPTCY PROCEEDINGS

     On June 30, 1993 ("Effective Date"), the Plan of Reorganization of Aris Industries Inc. (the "Company" or "Aris") and its wholly-owned subsidiary, Marlene Industries Corporation ("Marlene"), under Chapter 11 of the U.S. Bankruptcy Code (the "Plan") became effective following confirmation by the U.S. Bankruptcy Court for the Southern District of New York. On the Effective Date, the corporate name of the Company was changed from "The Marcade Group, Inc." to "Aris Industries, Inc."

     Pursuant to the Plan, (i) Apollo Aris Partners, L.P., a Delaware limited partnership ("Apollo Aris"), invested $1 million in the Company in exchange for 5,804,820 shares of the Company's New Common Stock issued to Apollo Aris, which shares constitute approximately 48.8% of the Company's capital stock issued and outstanding as of the Effective Date, (ii) its affiliate, AIF-II, L.P., a Delaware limited partnership ("AIF-II") and, together with Apollo Aris, "Apollo"), invested $6.5 million in the Company in exchange for a promissory note ("Apollo Note") in the principal amount of $7.5 million issued by the Company to AIF-II and (iii) the Company entered into the Senior Secured Note Agreement with Heller Financial, Inc. ("Heller"), the Series A Junior Secured Note Agreement with BNY Financial Corporation ("BNY") and the Series B Junior Secured Note Agreement with Apollo, as described in Note 6.

6.   LONG-TERM DEBT

     Long-term debt is comprised of:

                                                                             FEBRUARY 3,      JANUARY 28,
                                                                                1996              1995
                                                                            ------------     ------------
       ARIS-CORPORATE:
        Heller Note, interest at prime plus 2%.                             $ 49,857,000     $ 49,857,000

        BNY Note, interest at 7%.                                              7,000,000        7,000,000

        Apollo Note, interest at 13%. Net of unamortized original
         issue discount of $819,000 and $898,000 at
         February 3, 1996 and January 28, 1995, respectively                   6,681,000        6,602,000


        Promissory Note, semi-annual installments of $250,000, due
         from February 1994 through August 1995                                   -               500,000

       OPERATING SUBSIDIARIES:

        Secured notes:
         Note payable, interest at 11%, due in monthly installments of
          $42,000 through June 1999, plus interest at LIBOR plus
          4.125% (9.313% at February 3, 1996)                                  1,907,000        2,231,000

         Note payable due in quarterly installments of $25,000
          through January 1999, plus interest at prime plus 1/2%                 275,000          375,000

         Note payable to bank, interest at 10%, due in monthly
          installments of $21,000 through June 1995                                -              135,000

         Note payable to financing company, due in monthly
          installments varying from $1,200 to $18,400 (including
          principal and interest at 13% through 2000                              47,000           81,000

         Note payable, interest at a variable rate, quarterly
          principal payments of $40,500 through 1997                             203,000          365,000

         Note payable, interest at a variable rate, quarterly
          principal payments of $31,250 through 1997                             220,000          345,000

         Note payable, interest at prime plus 1%, quarterly
          principal payments of $18,750 through 1997                              55,000          130,000

        Industrial Revenue Bonds:
         Interest at 78% of prime (not to exceed 14-5/8%) due
         quarterly. Quarterly principal installments of $65,885
         due through April 1998                                                  593,000          857,000

        Other                                                                    969,000          740,000
                                                                            ------------     ------------
                                                                              67,807,000       69,218,000

        Less current portion                                                   1,302,000        4,979,000
                                                                            ------------     ------------
                                                                            $ 66,505,000     $ 64,239,000
                                                                            ============     ============

     On the Effective Date, the Company entered into a Senior Secured Note Agreement with Heller pursuant to which Heller received a note in the original principal amount of $50,857,000 to be repaid over seven years, with interest at 2% over prime. Heller retained a pledge of the Company's stock (but not the assets) in ECI and Perry. Heller's note, of which $49,857,000 is outstanding at February 3, 1996, is required to be paid in accordance with the schedule set forth below, which was amended on May 1, 1996 to be less restrictive to the Company. Heller has agreed to loan to the Company the amounts necessary to pay the quarterly interest payments under such note due for the period May 6, 1996 through November 4, 1996, inclusive, in which the additional loan principal will be due on February 3, 1997. Additionally, Aris must make annual prepayments equal to 50% of certain "excess cash flow" (as defined) for the preceding four fiscal quarters.

        CALENDAR
          YEAR                                                        AMOUNT
        --------                                                   -----------
          1997                                                     $11,000,000
          1998                                                      10,000,000
          1999                                                      10,000,000
          2000                                                      18,857,000

     Heller's note contains certain affirmative and negative covenants on the operation of the Company. The Senior Secured Note Agreement provides that the entire obligation under Heller's new note must be prepaid upon the occurrence of certain reductions of Apollo's interest in the Company defined as the existence at any one time of (1) Apollo Entities (as defined) ceasing to own at least 24.4% of the Constant Common Shares (as defined) of the Company and (2) certain levels of representation (as defined) on the Company's Board of Directors ceasing to be designated or approved by Apollo Entities.

     On the Effective Date, the Company entered into a Series B Junior Secured Note Agreement with Apollo pursuant to which Apollo received a $7.5 million note bearing interest at 13% per annum. Apollo shares with BNY a second lien on Heller's collateral. Apollo's note is required to be paid in two equal installments payable on November 3, 2001 and 2002. The Apollo Note contains certain affirmative and negative covenants on the operation of the Company. Pursuant to the Debt Registration Rights Agreement entered into on the Effective Date between the Company and Apollo, Apollo and one transferee are entitled to require the Company twice to register the offer and sale of the Apollo Note under Federal and applicable state securities laws, and at the request of Apollo or such transferee, to negotiate with such party in good faith to convert the Apollo Notes into registered notes issued pursuant to a trust indenture.

     On the Effective Date, the Company entered into a Series A Junior Secured Note Agreement with BNY pursuant to which BNY received a nine-year, $7 million note, bearing interest at a rate of 7% per annum. BNY shares with Apollo a second lien on Heller's collateral. BNY's note is required to be paid in six annual installments, payable on November 3 of each year commencing in 1997 as follows:

        CALENDAR
          YEAR                                                         AMOUNT
        --------                                                     ---------
          1997                                                       $ 300,000
          1998                                                         300,000
          1999                                                         500,000
          2000                                                         600,000
          2001                                                       1,100,000
          2002                                                       4,200,000

     The BNY note contains certain affirmative and negative covenants on the operation of the Company.

     Once the Heller obligations are paid in full, Apollo and BNY will share in mandatory prepayments based upon 50% of certain "excess cash flows" (as defined). With the consent of BNY and Apollo, as agreed to in May 1996, the quarterly interest payments under the Company's notes due to BNY and Apollo, respectively, for the period May 6, 1996 through February 3, 1997, inclusive, will not be made in cash and instead will be added to the principal of such notes.

     In fiscal year 1994, the Company realized an extraordinary gain of $26,025,000 relating to the debt restructuring as a result of the implementation of the Company's Plan of Reorganization; an extraordinary gain of $475,000 relating to a Composition Agreement of the Company's Marlene subsidiary and an extraordinary gain of $2,708,000 resulting from the implementation of the Plan of Reorganization of the Company's RJMJ subsidiary ("RJMJ").

     MATURITIES - Future maturities of long-term debt are as follows:

         FISCAL YEARS ENDING IN
         ----------------------
         1997                                                   $ 1,302,000
         1998                                                    12,554,000
         1999                                                    11,165,000
         2000                                                    11,030,000
         2001                                                    19,569,000
         Thereafter                                              13,006,000
                                                                -----------

                                                                $68,626,000
                                                                ===========

     In addition to the minimum ownership and Board of Directors representation by Apollo, as discussed earlier, the Heller Note also contains other affirmative and negative covenants, the most restrictive of which require the Company to maintain, on a consolidated and a separate operating subsidiary basis, certain levels of financial performance, including, among others, the maintenance of (a) certain levels of earnings before interest and taxes and certain levels of net worth (b) consolidated current assets to consolidated current liabilities of not less than 1.5 to 1 on the last day of each fiscal year and (c) certain limits on capital expenditures. If at any time the Heller Note is not outstanding then the above financial covenants would apply to the BNY Note and the Apollo Note.

     During the fiscal year ended February 3, 1996, the Company complied with its financial covenants related to the Heller Note. On May 1, 1996, the agreement was amended, as discussed above, to contain less restrictive affirmative and negative covenants.

     RESTRICTED NET ASSETS - ECI has an aggregate $40,000,000 line of credit which is secured by liens on certain assets of ECI, and was available at the prime rate of 8-1/4 % and 8-1/2% at February 3, 1996 and January 28, 1995, respectively. Under this agreement, net assets restricted to ECI's use at February 3, 1996 and January 28, 1995 were $14,802,000 and $21,154,000, respectively.

     In addition, Perry has net assets restricted to its use at February 3, 1996 and January 28, 1995 of $22,889,000 and $20,404,000, respectively, which arise from its Industrial Revenue Bond Agreements. At this time, the Company believes that management fee revenue from its principal operating subsidiaries will be sufficient to cover debt service requirements and corporate operating cash requirements for the fiscal year ending February 1, 1997.

7.   LINE OF CREDIT PAYABLE

     As discussed above, ECI has available a line of credit for the purposes of financing working capital requirements. The terms of the agreement allow Perry to draw up to $5,000,000 of the proceeds from borrowings. During the fiscal years ended February 3, 1996 and January 28, 1995, the weighted average interest rate on borrowings under this line of credit was 7.5% and 7.3%, respectively. Certain financial covenants under this agreement were not met as of February 3, 1996. On May 3, 1996, ECI received waivers of noncompliance. Additionally, on May 3, 1996, ECI negotiated a new line of credit with the bank. Under the new agreement, ECI has available a $30,000,000 line of credit which is secured by liens on certain assets of ECI with interest accruing at the bank's prime rate plus 1/4%. The new agreement no longer contains a clause that allows for additional borrowings by Perry, and contains various clauses which, among other things, limit payment of management fees to the Company and require the maintenance of certain levels of net worth (as defined) during the year.

8.   PREFERRED STOCK

     On the Effective Date, holders of Old Marcade Class A participating preferred stock received cash equal to 0.1% of liquidation preference (equivalent to $.13 per old Class A participating preferred share). Holders of Old Marcade Class B convertible preferred stock received 138.99596 shares of New Common Stock for each old Class B convertible preferred share.

     In addition, on the Effective Date, the Company filed a Restated Certificate of Incorporation which provided for the authorization for future issuance of 10 million shares of "blank check" preferred stock, par value $.01 per share. During the fiscal years ended February 3, 1996, January 28, 1995 and January 29, 1994, no such shares were issued or outstanding.

9.   1993 STOCK INCENTIVE PLAN

     Pursuant to the Company's Plan of Reorganization, on the Effective Date, a new 1993 Stock Incentive Plan was adopted by the Company (the "1993 Stock Incentive Plan"). The 1993 Stock Incentive Plan authorizes the Company's Board of Directors (or a committee thereof), to award to employees and directors of, and consultants to, the Company and its subsidiaries (i) options to acquire New Common Stock at prices determined when the options are granted, (ii) stock appreciation rights (entitling the holder to a payment equal to the appreciation in market value of a specified number of shares of New Common Stock over a specified period), (iii) restricted shares of New Common Stock whose vesting is subject to terms and conditions specified at the time of grant, and (iv) performance shares of New Common Stock that are granted upon achievement of specified performance goals. Options granted pursuant to the 1993 Stock Incentive Plan may be either "incentive stock options" within the meaning of Section 422A of the United States Internal Revenue Code of 1986, as amended, or non-qualified options. A maximum of 1.2 million shares of New Common Stock (subject to anti-dilution adjustments) can be covered by awards under the 1993 Stock Incentive Plan.

     The 1993 Stock Incentive Plan provides that any shares subject to an option under such plan which terminate, are cancelled or expire without being exercised may again be subjected to an option under the plan, subject to the earlier termination of that plan. All options provide for vesting in three equal annual installments from the date of grant. As of February 3, 1996, there were 30 eligible participants with options outstanding under the 1993 Stock Incentive Plan. During the fiscal year ended January 29, 1994, a total of 420,000 stock options were granted to Directors of the Company under the 1993 Stock Incentive Plan. On June 26, 1995, all outstanding stock options under the 1993 Stock Incentive Plan were repriced to have an exercise price of fifty cents (the market price on such date), rather than two dollars per share.

                                                 53 WEEKS ENDED  52 WEEKS ENDED
                                                    FEBRUARY 3,     JANUARY 28,
                                                       1996            1995
                                                    ---------       ---------
     Options outstanding, beginning of year         1,042,000       1,040,500

     Granted                                             -             12,000

     Exercised                                           -                -

     Cancelled                                         77,000          10,500
                                                    ---------       ---------

     Options outstanding, end of year                 965,000       1,042,000
                                                    =========       =========
     Exercise price per option (as determined
       by the Board of Directors)                   $     .50       $    2.00
                                                    =========       =========
     Option available for grant                       235,000         158,000
                                                    =========       =========
     Options exercisable, end of year                 643,366         137,300
                                                    =========       =========

10.  TRANSACTIONS WITH RELATED PARTIES

     During the fiscal year ended January 29, 1994, four persons who resigned as directors of the Company prior to the Effective Date received an aggregate of $210,000 fifty-three weeks after the Effective Date, in settlement of various pre-petition claims in connection with employment and consulting arrangements which were terminated pursuant to the Company's Plan of Reorganization.

     In each of the two fiscal years ended January 28, 1995, rent payments of $411,000 were paid by ECI to a general partnership controlled by then current and former officers of ECI. These officers of ECI were never officers or directors of the Company.

11.  RETIREMENT PLANS

     During the fiscal year ended January 28, 1995, the Company and its two subsidiaries established defined contribution plans pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate. Employer contributions are discretionary. Participants immediately vest in their own contributions and in employer contributions after six or seven years of service. During the fiscal year ended February 3, 1996, total matching contributions of $74,000 were made.

     In May 1991, a discontinued operating subsidiary of the Company terminated all of its remaining employees who participated in its pension plan, this resulted in the immediate vesting and a curtailment of the Plan. There was no gain or loss recognized from the curtailment. There was no net periodic pension benefit/cost for the years ended February 3, 1996, January 28, 1995 and January 29, 1994. Assets of the plan are invested in a U.S. government securities fund.

     The following table sets forth the funded status of the pension plan:

                                                       FEBRUARY 3,   JANUARY 28,
                                                          1996          1995
                                                       ---------      ---------
       Actuarial present value of accumulated
          benefit obligation (all vested)              $  95,000       $ 46,000
                                                       =========      =========
       Plan assets at fair value                       $ 222,000      $ 260,000
       Actuarial present value of projected benefit
          obligation                                      95,000         46,000
                                                       ---------      ---------
       Plan assets in excess of projected benefit
          obligation                                     127,000        214,000
       Contingent liability                              127,000        214,000
                                                       ---------      ---------
       Prepaid pension cost                            $   -           $   -
                                                       =========      =========

     The benefits paid are non-earnings related; thus the projected and accumulated benefit obligations are equal. The expected long-term rate of return on assets was 6% and 5% as of February 3, 1996 and January 28, 1995, respectively.

12.  INTEREST AND DEBT EXPENSE, NET

                                                            52 WEEKS ENDED
                                   53 WEEKS ENDED    ---------------------------
                                    FEBRUARY 3,       JANUARY 28,    JANUARY 29,
                                       1996             1995            1994
                                    ----------       ----------     ----------
     Interest income                $  (42,000)      $  (87,000)    $  (82,000)
     Interest on debt                9,686,000        7,899,000      6,645,000
     Amortization and write-off
       of debt issuance costs             -                -           118,000
                                    ----------       ----------     ----------
                                    $9,644,000       $7,812,000     $6,681,000
                                    ==========       ==========     ==========

13. INCOME TAXES

    The following tables present the components of the provision (benefit) for income taxes, a reconciliation of the expected statutory Federal income tax expense (benefit) to the actual expense (benefit) and the principal items of deferred taxes.

    The (benefit) provision for income taxes is as follows:

                                                    52 WEEKS ENDED
                            53 WEEKS ENDED    -------------------------
                              FEBRUARY 3,     JANUARY 28,   JANUARY 29,
                                1996             1995          1994
                              ----------      ----------    -----------
         Current
          Federal              $    -          $ 70,000      $124,000
          State                  37,000         408,000       353,000

         Deferred:
          Federal              (223,000)       (300,000)         -
          State                 121,000         (35,000)     (202,000)
                               --------       ---------      --------
                               $(65,000)       $143,000      $275,000
                               ========       =========      ========

     A reconciliation of the expected statutory Federal income tax expense (benefit) and the actual expense (benefit) is summarized as follows:

                                                            53 WEEKS             52 WEEKS ENDED
                                                             ENDED          -------------------------
                                                           FEBRUARY 3,      JANUARY 28,   JANUARY 29,
                                                              1996            1995            1994
                                                           ----------       -----------   -----------
       Expected income tax
         (benefit) expense                                   (34)%             34%             34%

       Increase (decrease) in taxes resulting from:
         Non-deductible goodwill                               6               20              21
         State and local income tax, net                       1               10               5
         Losses from foreign subsidiaries                      8                -
         Non-recognition of NOL benefit
          and deferred tax assets                             19              (61)            (49)
         Other                                                (1)               3               1
                                                            ----             ----            ----

       Actual income tax (benefit) expense                    (1)%              6%             12%
                                                            ====             ====            ====

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's deferred tax assets and liabilities are as follows:

                                                           1996         1995
                                                       -----------  -----------
       Deferred tax assets:
         Current:
          Book/tax inventory basis differences         $   812,000  $   760,000
          Customer allowances                              514,000         -
          Other                                            791,000      706,000
                                                       -----------  -----------
                                                         2,117,000    1,466,000

         Noncurrent:
          Operating loss carryforwards                  38,991,000   36,343,000
          Tax credit carryforwards                         242,000      268,000
          Alternative minimum tax credit carryforward      627,000      565,000
          Non-deductible accruals                             -          65,000
                                                       -----------  -----------
                                                        39,860,000   37,241,000
                                                       -----------  -----------
                                                        41,977,000   38,707,000
       Valuation allowance                             (40,817,000) (38,150,000)
                                                       -----------  -----------
       Net deferred tax assets                         $ 1,160,000  $   557,000
                                                       ===========  ===========
       Deferred tax liabilities:
         Intangible assets                             $   837,000  $   863,000
         Book/tax fixed asset basis differences            827,000      300,000
                                                       -----------  -----------
       Total noncurrent deferred tax liabilities       $ 1,664,000  $ 1,163,000
                                                       ===========  ===========

     A valuation allowance is recognized for those deferred tax assets that may not be realized. At this time, the Company has determined that such valuation allowance be equal to the net Federal deferred tax assets except for a portion of the alternative minimum tax credit carryforwards. During the year ended January 28, 1995, the valuation allowance was reversed by $280,000 related to alternative minimum tax credit carryforwards. The alternative minimum tax credit carryforwards do not expire, and in the Company's opinion, it is more likely than not that a portion of this credit carryforward will be realized. The valuation allowance was decreased by $1,104,000 in conjunction with the decrease in net operating loss carryforwards that were used to offset taxable income for the 52 weeks ended January 29, 1994.

     Net current deferred tax assets and noncurrent deferred tax liabilities are included in prepaid expenses and other current assets, and other liabilities. Net noncurrent deferred Federal tax assets are included in other assets.

14.  NET OPERATING LOSS CARRYFORWARDS

     The Company has taken the position that consummation of a prior restructuring in 1986 did not materially eliminate or reduce any portion of the net operating loss carryforwards. It is possible, however, that on audit the Internal Revenue Service could disagree with the positions taken by the Company, and should such a dispute arise, it would be difficult to predict the ultimate outcome since these issues involve many complex and technical questions under Section 382 of the Internal Revenue Code, as in effect prior to the Tax Reform Act of 1986, and other provisions of Federal tax law. Accordingly, no assurance can be given as to whether all or any part of such carryforwards from the 1986 restructuring will be available to the Company to offset future income.

     Section 382, as amended by the Tax Reform Act of 1986 ("New Section 382"), limits a corporation's use of carryforwards in the event of a "Change of Ownership", which is defined generally as a 50 percentage point change in stock ownership at any time during the relevant testing period.

     Any significant loss of, or restriction on the use of the Company's net operating loss carryforwards could have a material adverse effect upon the Company's future earnings and future cash flow and could limit the Company's future ability to service its debt obligations. The conclusions drawn by the Company in monitoring and calculating the requirements of New
     Section 382 for activity subsequent to the 1986 restructuring involve many complex and technical questions. The Company's Chapter 11 Plan of Reorganization qualifies under New Section 382 (1)(5) and therefore its ability to utilize a substantial portion of the net operating loss carryforwards of the Company should be preserved. The Internal Revenue Service could disagree with the Company's position, and should such a dispute arise, it would be difficult to predict the outcome.

     The amounts and expiration dates, if accepted, of the remaining tax net operating loss carryforwards are as follows:

         1998                                              $ 7,000,000
         1999                                               20,000,000
         2000                                                9,000,000
         2001                                                6,000,000
         2005                                               38,000,000
         2006                                               11,000,000
         2007                                                3,000,000
         2008                                                1,000,000
         2010                                                4,000,000
                                                           -----------
                                                           $99,000,000
                                                           ===========

     Approximately $242,000 of investment tax and job credits, expiring from 1996 to 2000, are available as a carryforward to reduce future Federal income tax payments.

15.  COMMITMENTS AND CONTINGENCIES

     LEASE COMMITMENTS -- Future minimum rental payments under capital leases and noncancellable operating leases that have initial or remaining lease terms in excess of one year as of February 3, 1996 are as follows:

                                                     OPERATING         CAPITAL
       FISCAL YEAR ENDING IN                          LEASES            LEASES
       ---------------------                        ----------       ---------
       1997                                         $2,263,000       $ 222,000
       1998                                          2,086,000         240,000
       1999                                          1,486,000         233,000
       2000                                          1,043,000         157,000
       2001                                            733,000         128,000
       Thereafter                                    1,968,000         226,000
                                                    ----------       ---------

       Total minimum lease payments                 $9,579,000       1,206,000
                                                    ==========

       Less amount representing interest                              (237,000)
                                                                     ---------
       Present value of minimum lease payments                       $ 969,000
                                                                     =========

     The Company has various operating leases in effect primarily for warehouse, selling and administrative facilities, and equipment. The leases expire at various dates through 2004. Certain leases contain escalation clauses based on increases in the Consumer Price Index, taxes or utilities. Minimum rent expense under all operating leases was $2,326,000, $1,853,000 and $2,022,000, for each of the three years in the period ended February 3, 1996.

     EQUIPMENT FINANCING AGREEMENT -- During the 53 weeks ended February 3, 1996, ECI entered into a financing agreement with a third party for the purposes of acquiring various computer hardware and software. In addition, ECI will receive future services from the third party for which additional financing will be provided. The terms of the agreement require ECI to make specified monthly payments over a three-year period with payments commencing on April 2, 1996. The third-party is secured by an interest in the computer hardware and software. As of February 3, 1996, the current obligation payable is $85,492 and is included in accrued expenses and other current liabilities. The noncurrent obligation payable is $257,160 and is included in other liabilities.

     The following is a schedule of future payments required under the entire financing agreement as of February 3, 1996.

       FISCAL YEAR ENDING IN
       ---------------------
       1997                                                           $116,000
       1998                                                            150,000
       1999                                                            164,000
       2000                                                             29,000
                                                                      --------
       Total future payments                                          $459,000
                                                                      ========

     EMPLOYMENT CONTRACTS -The Company and its subsidiaries have entered into various employment contracts with two of their senior executives for periods of one to three years, expiring no later than June 30, 1998. Under the agreements, the covered individuals are entitled to specified salaries over the contract periods. In addition, bonuses are payable contingent upon profitability and cash flow of the Company or applicable subsidiary for each period. The estimated future minimum obligation under these contracts as of February 3, 1996 is $1,837,000.

     CONTINGENCIES - The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions involving private interests. While the Company cannot quantify the outcome of any litigation, the Company is vigorously defending these claims and believes that any ultimate liability arising from these actions will not have a material adverse effect on its consolidated financial statements at February 3, 1996. Included in selling and administrative expenses for the 53 weeks ended February 3, 1996 are charges related to the settlement of a civil action. This settlement did not have a material impact on the consolidated financial statements.

16.  SEGMENTS OF BUSINESS - SIGNIFICANT CUSTOMERS

     The Company operates in the apparel design, manufacture, import and distribution industry.

     The percentage of net revenues from significant customers was as follows:

                                         53 WEEKS           52 WEEKS ENDED
                                          ENDED        -------------------------
                                        FEBRUARY 3,    JANUARY 28,   JANUARY 29,
                                          1996            1995         1994
                                        ----------     ----------    -----------
      Customer 1                           34%             33%          29%
      Customer 2                           17               9           14
      Customer 3                           11              16           15

17.  SUPPLEMENTAL CASH FLOW INFORMATION

     Information regarding investing and financing activities involving noncash transactions for the fiscal year ended January 29, 1994 is summarized as follows:

      Liabilities discharged pursuant to the Plan of Reorganization  $28,223,000

      Senior Subordinated Notes and Senior Convertible
       Debentures surrendered in partial exchange for
       amounts payable pursuant to the Apollo Note                     6,250,000

      Conversion of Senior Convertible promissory notes                2,000,000

      Accrued interest and expenses payable to Heller
       included in principal in the new Heller note                    4,250,000

      Liabilities discharged pursuant to the RJMJ
       Plan of Reorganization                                          2,708,000

18.  FOURTH QUARTER RESULTS

     During the fourth quarter of the year ended January 29, 1994, the Company recorded an extraordinary gain of $2,708,000 upon confirmation of the RJMJ Plan of Reorganization. Also during the fourth quarter of the year ended January 29, 1994, the Company recorded an aggregate of $1,329,000 of year-end adjustments relating to increased inventory reserves and bonuses charged to operations.

19.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company has estimated the fair value of its financial instruments, which are used for other than trading purposes, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company would realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

     In the opinion of management, the carrying value of floating rate notes payable and other floating rate borrowings approximates estimated fair value. Further, in the opinion of management, it is not practicable to reasonably estimate the fair value of the Company's fixed rate subordinated long-term debt since there are no quoted market prices for such financial instruments with similar risk, including those associated with the Company's emergence from bankruptcy proceedings in June 1993. Additionally, the cost of obtaining independent valuations or otherwise determining the fair value of the Company's fixed rate subordinated long-term debt in the circumstances, is considered excessive.

                                     ******

ARIS INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE I- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
- --------------------------------------------------------------------------------

                                                              FEBRUARY 3,       JANUARY 28,
                                                                 1996               1995
                                                             ------------       ------------
ASSETS:

CURRENT ASSETS:
 Cash and cash equivalents                                   $  1,690,000       $  2,481,000
 Prepaid expenses and other current assets                         58,000            158,000
                                                             ------------       ------------
        Total current assets                                    1,748,000          2,639,000

 INVESTMENTS IN/ADVANCES TO SUBSIDIARIES                       65,620,000         72,754,000

 PROPERTY AND EQUIPMENT - NET                                      12,000             13,000

 OTHER ASSETS                                                     288,000            295,000
                                                             ------------       ------------
 TOTAL ASSETS                                                $ 67,668,000       $ 75,701,000
                                                             ------------       ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accrued expenses and other current liabilities              $  2,719,000       $  2,076,000
 Current portion of long-term debt                                  -              3,500,000
                                                             ------------       ------------

        Total current liabilities                               2,719,000          5,576,000

OTHER LIABILITIES                                                 847,000          1,055,000

LONG-TERM DEBT (net of unamortized discount of $819,000
 and $898,000 at February 3, 1996 and January 28, 1995,
 respectively)                                                 63,538,000         60,459,000

STOCKHOLDERS' EQUITY:
 Common stock, par value $.01                                     119,000            119,000
 Preferred stock, par value $.01                                    -                  -
 Additional paid-in capital                                    44,061,000         44,061,000
 Accumulated deficit                                          (42,387,000)       (34,330,000)
 Cumulative translation adjustment                            ( 1,229,000)        (1,239,000)
                                                             ------------       ------------
        Total stockholders' equity                                564,000          8,611,000
                                                             ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 67,668,000       $ 75,701,000
                                                             ============       ============

                                                                                (Continued)

See notes to condensed financial statements.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS
- --------------------------------------------------------------------------------

                                                      53 WEEKS                   52 WEEKS ENDED
                                                        ENDED            -------------------------------
                                                      FEBRUARY 3,        JANUARY 28,         JANUARY 29,
                                                         1996                1995              1994
                                                    ------------         -----------         ------------
REVENUES:
 Management fees from subsidiaries                  $  7,741,000         $10,400,000         $  6,113,000
 Equity in (losses) earnings of subsidiaries          (5,756,000)          2,043,000            7,786,000
                                                    ------------         -----------         ------------
                                                       1,985,000          12,443,000           13,899,000
                                                    ------------         -----------         ------------
OPERATING COSTS:
 Selling and administrative expenses                   1,466,000           1,693,000            1,569,000
 Amortization and depeciation expenses                 1,412,000           1,538,000            1,625,000
 Reorganization items                                      -                   -                  372,000
                                                    ------------         -----------         ------------
                                                       2,878,000           3,231,000            3,566,000
                                                                         -----------         ------------
INCOME (LOSS) BEFORE INTEREST, INCOME
 TAXES AND EXTRAORDINARY ITEM                           (893,000)          9,212,000           10,333,000

INTEREST EXPENSE- NET                                  7,060,000           6,263,000            4,947,000
                                                    ------------         -----------         ------------
INCOME (LOSS) BEFORE INCOME TAXES
 AND EXTRAORDINARY ITEM                               (7,953,000)          2,949,000            5,386,000

INCOME TAXES                                             104,000             733,000              205,000
                                                    ------------         -----------         ------------
INCOME (LOSS) BEFORE EXTRAORDINARY
 ITEM                                                 (8,057,000)          2,216,000            5,181,000

EXTRAORDINARY ITEM:
 Gain on debt extinguishment                               -                   -               26,025,000
                                                    ------------         -----------         ------------
NET INCOME (LOSS)                                   $ (8,057,000)        $ 2,216,000         $ 31,206,000
                                                    ============         ===========         ============

                                                                                              (Continued)



ARIS INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------

                                                                 53 WEEKS               52 WEEKS ENDED
                                                                  ENDED         ------------------------------
                                                                 FEBRUARY 3,     JANUARY 28,       JANUARY 29,
                                                                   1996             1995              1994
                                                               ------------     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                             $ (8,057,000)    $  2,216,000      $ 31,206,000
  Adjustments to reconcile net (loss) income to net
  cash (used in) provided by operating activities:
  Depreciation and amortization                                   1,412,000        1,538,000         1,625,000
  Loss on abandonment of leasehold improvements                       -                -                17,000
  Interest in undistributed equity losses (earnings)
    of subsidiaries                                               5,756,000       (2,043,000)       (6,750,000)
  Gain on debt forgiveness                                            -                -           (26,025,000)
  Deferred income tax (benefit) expense                             (26,000)           -                 -
  Change in assets and liabilities                                  628,000          186,000           988,000
                                                               ------------     ------------      ------------

       Net cash (used in) provided by operating activities         (287,000)       1,897,000         1,061,000
                                                               ------------     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                (4,000)           -               (17,000)
 Proceeds from sale of property and equipment                         -                -                40,000
                                                               ------------     ------------      ------------

       Net cash provided by investing activities                     (4,000)           -                23,000
                                                               ------------     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from repayment of subsidiary note                           -                                510,000
 Principal payments of long-term debt                              (500,000)      (1,500,000)       (1,860,000)
 Proceeds from issuance of long-term debt                             -                -               250,000
 Issuance of common stock                                             -                -             1,000,000
                                                               ------------     ------------      ------------

       Net cash used in financing activities                       (500,000)      (1,500,000)         (100,000)
                                                               ------------     ------------      ------------

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                                                  (791,000)         397,000           984,000

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                              2,481,000        2,084,000         1,100,000
                                                               ------------     ------------      ------------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                                 $  1,690,000     $  2,481,000      $  2,084,000
                                                               ============     ============      ============

CASH PAID DURING THE YEAR FOR:
 Interest                                                      $  6,907,000     $  5,958,000      $  1,878,000
                                                               ============     ============      ============

 Income taxes                                                  $    110,000     $    166,000      $    124,000
                                                               ============     ============      ============

                                                                                                   (Continued)

See notes to condensed financial statements.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     INVESTMENT IN SUBSIDIARIES - Investments in subsidiaries are accounted for using the equity method under which Aris' 100% share of earnings or losses of these subsidiaries are reflected in operations as earned. Dividends, if any, are credited against the investment in subsidiaries when received. For the year ended January 29, 1994, dividends received from subsidiary were $1,041,000.

2.   DEBT MATURITIES

     Future maturities of long-term debt are as follows:

         FISCAL YEARS ENDING IN

         1997                                                 $     -
         1998                                                   11,300,000
         1999                                                   10,300,000
         2000                                                   10,500,000
         2001                                                   19,457,000
         Thereafter                                             12,800,000
                                                              ------------
                                                              $ 64,357,000
                                                              ============

ARIS INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

- ----------------------------------------------------------------------------------------------------------------
COLUMN A                                         COLUMN B       COLUMN C          COLUMN D            COLUMN E
- ----------------------------------------------------------------------------------------------------------------
                                                                ADDITIONS -
                                               BALANCE AT       CHARGED TO                             BALANCE
                                                BEGINNING        COSTS AND                            AT END OF
CLASSIFICATION                                  OF PERIOD        EXPENSES         DEDUCTIONS           PERIOD
                                              -----------      -----------       -----------         -----------
53 weeks ended February 3, 1996:
 Allowance for sales
  returns and discounts                       $   496,000      $ 8,894,000       $ 7,117,000(2)      $ 2,273,000

 Inventory reserve for obsolescence             1,041,000          515,000           617,000(3)          939,000

 Reserve for markdown allowances                    -              886,000             -                 886,000
                                              -----------      -----------       -----------         -----------
                                              $ 1,537,000      $10,295,000       $ 7,734,000         $ 4,098,000
                                              ===========      ===========       ===========         ===========
52 weeks ended January 28, 1995:
 Allowance for sales
  returns and discounts                        $  378,000      $ 2,920,000       $ 2,802,000(2)      $   496,000

 Inventory reserve
  for obsolescence                              1,237,000        2,214,000         2,410,000(3)        1,041,000
                                              -----------      -----------       -----------         -----------
                                              $ 1,615,000      $ 5,134,000       $ 5,212,000         $ 1,537,000
                                              ===========      ===========       ===========         ===========

52 weeks ended January 29, 1994:
 Allowance for
  doubtful accounts                           $  349,000       $     -           $   349,000(1)      $    -

 Allowance for sales
  returns and discounts                          533,000         5,017,000         5,172,000(2)(4)       378,000

 Inventory reserve
  for obsolescence                               848,000           574,000           185,000(3)        1,237,000
                                             -----------       -----------       -----------         -----------

                                             $ 1,730,000       $ 5,591,000       $ 5,706,000         $ 1,615,000
                                             ===========       ===========       ===========         ===========

- ---------------
(1) Doubtful accounts written off.
(2) Returns and discounts taken.
(3) Inventory written off.
(4) $428,000 reclassified to other current liabilities.

                                  EXHIBIT 10.91

                              ARIS INDUSTRIES, INC.
                                675 THIRD AVENUE
                            NEW YORK, NEW YORK 10017

                                                         October 3, 1995

Mr. Charles S. Ramat
1185 Park Avenue
Apartment No. 16A
New York, New York  10028

         Re:  Fifth Amendment to Executive Employment Agreement
              -------------------------------------------------

Dear Mr. Ramat:

     Reference is made to your Senior Executive Employment Agreement with Aris Industries, Inc. ("Aris") made as of February 1, 1988 and amended August 2, 1991, May 6, 1992, March 25, 1993 and June 14, 1993 (such Agreement, as amended, referred to as the "Employment Agreement"). Recognizing the need to provide continuity of senior executive management, Aris has agreed to continue and extend the term of your Employment Agreement for the period through June 30, 1998, on the same terms and conditions currently set forth in your Employment Agreement, with the following amendments provided herein:

     4. Aris hereby elects to extend the term of your Employment Agreement as Chairman, President and Chief Executive Officer of Aris for the period through June 30, 1998, and accordingly, Section 3 of the Employment Agreement is hereby amended to provide that the term of your employment shall extend through June 30, 1998 and all references in Section 3 of the Employment Agreement to "three
(3) years after the Effective Date" shall hereinafter read "June 30, 1998". During the extension of the term of your Employment Agreement, you will continue to be compensated pursuant to, and will continue to receive all benefits and perquisites provided in, your Employment Agreement. Without limiting the generality of the foregoing, the reference in Section 4(a) of the Employment Agreement to initial Base Salary shall be updated and amended to reflect your current Base Salary and shall read "$530,450 per annum."

     5. The last sentence of Section 2 of your Employment Agreement shall be amended to read as follows: "Executive shall devote to the affairs of Aris only such time as shall be reasonably necessary for the performance of his duties hereunder(which shall be not less than a majority of his business time), and such services shall not be required on a full time basis."

     3. Section 3(g)(F) of your Employment Agreement (as added by the First Amendment dated August 2, 1991 and describing certain events of change of control) is hereby amended to read as follows: "(F) if Aris does not pay Executive, when due, any component of compensation provided to Executive under this Agreement".

     4. The definition of "Excess Cash Flow" set forth in Section 4(b)(i) of your Employment Agreement is hereby amended by adding to the end thereof the following language: "provided however, that there shall be excluded from such computation for any fiscal year extraordinary items occurring or accruing from and after September 18, 1995, other then the sale of the stock, assets or business of Perry Manufacturing Company, a wholly-owned subsidiary of Aris (the "Perry Sale"), and the Perry Sale shall be included in such computation; and further provided, that the foregoing exclusion for extraordinary items shall not apply to the benefit of any net operating loss carryforwards or tax credits, which shall be included in such computation." The latter proviso clarifies that the existing Section 4(b)(i) which expressly includes "the benefit of any net operating loss carryforwards or tax credits" will not be changed by the exclusion for extraordinary items.

     5. Section 4(b)(ii)(B)(1) of your Employment Agreement referring to the time of payment of the Annual Bonus shall be amended by adding the following language to the end thereof: "Notwithstanding the foregoing, that portion of the Annual Bonus relating to the Perry Sale which would have been paid thirty-six months after the end of the fiscal year in which the Perry Sale occurs, shall instead be paid in thirty-six(36) equal consecutive monthly installments, each without interest, the first monthly installment to be paid to Executive not later than ten (10) days after Aris files with the U.S. Securities and Exchange Commission its Annual Report on Form 10-K or the then equivalent, for the fiscal year in which the Perry Sale occurs, provided however, that such installment payments with respect to the Perry Sale shall be accelerated and paid in full in a lump sum to Executive under any and all circumstances and events under which the portion of the Annual Bonus to be paid to Executive under this Section 4(b)(ii)(B) shall be so accelerated". Section 4(b)(ii)(B)(2), referring to adjustments in the deferred portion of the Annual Bonus for future values of Aris Stock, shall be amended by adding to the end thereof the following language: "provided however, that no such adjustment shall be applied to that portion of the Annual Bonus relating to the Perry Sale."

     6. The first sentence of Section 3(f) of your Employment Agreement referring to the calculation of the Severance Amount shall be amended by adding to the end thereof the following language: "provided however, that no portion of the Annual Bonus relating to the Perry Sale shall be included in the computation of

Executive's Average Annual Compensation under this Section 3(f)." The third sentence of Section 3(f) of your Employment Agreement shall be amended to read as follows: "An election by Executive to receive the lump sum payment under this
Section 3(f) shall be a waiver of any unpaid portions of Annual Bonuses under
Section 4(b)(ii)(B) and 4(b)(ii)(D) of this Agreement, including any future installments of the portion of the Annual Bonus relating to the Perry Sale."

     7. Section 4(b)(ii)(D) of your Employment Agreement referring to the acceleration of the deferred portion of the Annual Bonus on certain events shall be amended by adding a new clause (v) thereto which shall read as follows: "(v) the sale or liquidation of all or substantially all of the operating assets of Aris; provided however, that Aris' directly and indirectly owned Ohio real estate interests shall not be considered operating assets for this purpose". In addition, the reference in Section 4(b)(ii)D to acceleration of "any and all Annual Bonuses or portions thereof under Section 4(b)(ii)B" shall be modified by adding to the end of the reference the following language: "(including without limitation, any and all unpaid installments of the Annual Bonus resulting from the Perry Sale)." Furthermore, Section 4(b)(ii)(D) shall be amended by adding to the end thereof the following language, "provided however, that an election by Executive to receive the lump sum payment under Section 3(f) of this Agreement shall be a waiver of any unpaid portion of Annual Bonuses otherwise accelerated under this Section 4(b)(ii)(D), including any future installments of the portion of the Annual Bonus relating to the Perry Sale."

     8. Section 3(g)(G) of your Employment Agreement(as added by the Fourth Amendment dated June 14, 1993 and describing certain events of change in control relating to the Overhead Assumption Agreement) is hereby amended by adding to the end thereof the following language: "provided however, that a change in control will not be deemed to have occured due to the termination, amendment or modification of the Overhead Assumption Agreement (i) solely due to the sale or liquidation of the stock, assets or business of Marlene or Unishops, (ii) solely due to the sale or liquidation of the stock, assets or business of one of Perry or ECI, when the other of Perry or ECI remains a subsidiary of Aris, or (iii) solely due to the sale or liquidation of the stock, assets or business of both Perry and ECI, provided that on or prior thereto, Aris enters into a new agreement with a newly acquired operating subsidiary (with a net worth and net income not less than that of ECI) on terms substantially similar to the Overhead Assumption Agreement for the benefit of Charles S. Ramat and the other beneficiaries of the Overhead Assumption Agreement; and further provided, that Aris covenants to cause all newly acquired operating subsidiaries to enter into such a new agreement; and further provided that a sale or liquidation of the stock, assets or business of both Perry and ECI without such a new agreement with such a newly acquired subsidiary, shall be deemed to be a change in control for purposes of Section 3 of this Agreement, whether or not the Overhead Assumption Agreement is terminated, amended or modified."

     9. In all other respects your Employment Agreement (as previously amended) shall continue unchanged and remain in full force and effect. The amendments to your Employment Agreement set forth in this letter shall become effective immediately. Please indicate your concurrence with the foregoing by signing in the space provided below, whereby this letter shall become a legal and binding agreement between you and Aris.

AGREED AND ACCEPTED:                  Very truly yours,

                                      ARIS INDUSTRIES, INC.

                                      /s/ PAUL SPECTOR
                                          --------------------------------------
/s/ CHARLES S. RAMAT                      Paul Spector
- --------------------                      Senior Vice President
Charles S. Ramat                          and Chief Financial Officer

                              ARIS INDUSTRIES, INC.
                                475 FIFTH AVENUE
                            NEW YORK, NEW YORK 10017


                                 March 20, 1996


Mr. Charles S. Ramat
1185 Park Avenue
Apartment No. 16A
New York, New York  10028

         Re:  Sixth Amendment to Executive Employment Agreement
              -------------------------------------------------
Dear Mr. Ramat:

     Reference is made to your Senior Executive Employment Agreement with Aris Industries, Inc. ("Aris") made as of February 1, 1988 and amended August 2, 1991, May 6, 1992, March 25, 1993, June 14, 1993 and October 3, 1995 (such
Agreement, as amended, referred to as the "Employment Agreement"). Aris has agreed to the following additional amendments provided herein:

     6. Aris and its wholly owned subsidiary, Europe Craft Imports, Inc. ("ECI") each hereby agree that ECI shall establish an ECI Bonus Pool for key management of ECI (including Executive, who is Chairman, President and Chief Executive Officer of ECI as well as of Aris) for the fiscal year commencing February 4, 1996.

     The amount of the ECI Bonus Pool for such fiscal year shall be computed as the sum of (i) 10% of the Pre-Tax and Pre-Management Fee Net Income of ECI for such fiscal year up to the first $1,000,000; (ii) 15% of the Pre-Tax and Pre-Management Fee Net Income of ECI for such fiscal year in excess of $1,000,000 and up to $2,000,000; (iii) 35% of the Pre-Tax and Pre-Management Fee Net Income of ECI for such fiscal year in excess of $2,000,000 and up to $3,000,000; and (iv) 10% of the Pre-Tax and Pre-Management Fee Net Income of ECI for such fiscal year in excess of $3,000,000 and up to $4,000,000. The aggregate amount of the ECI Bonus Pool for such fiscal year shall be allocated among Executive and the most senior management of ECI as determined by Executive after review with the Compensation and Stock Option Committee of the Aris Board of Directors, provided however, that Executive shall receive 35% of the ECI Bonus Pool. The ECI Bonus Pool if earned, shall be paid at such times as Aris and ECI historically pay bonuses. "Pre-Tax and Pre-Management Fee Income" shall be calculated without deduction for payment or accrual of the ECI Bonus Pool. The ECI Bonus Pool is separate and apart from the annual bonuses budgeted to be paid to clerical and mid-level employees at ECI. All payments to Executive from the ECI Bonus Pool for such fiscal year shall be credited against the Annual Bonus provided by Aris to Executive in the Employment Agreement for the fiscal year commencing February 4, 1996 so that there is no duplication; provided however, there shall be no credit against or reduction of that portion of the Annual Bonus relating to a Perry Sale.

     7. In all other respects your Employment Agreement (as previously amended) shall continue unchanged and remain in full force and effect. The amendments to your Employment Agreement set forth in this letter shall become effective immediately. Please indicate your concurrence with the foregoing by signing in the space provided below, whereby this letter shall become a legal and binding agreement between you, Aris and ECI.

AGREED AND ACCEPTED:                       Very truly yours,

                                           ARIS INDUSTRIES, INC.

                                           By: /s/ PAUL SPECTOR
                                               ---------------------------------
/s/ CHARLES S. RAMAT                          Paul Spector
- --------------------------------              Senior Vice President
Charles S. Ramat                              and Chief Financial Officer



                                           EUROPE CRAFT IMPORTS, INC.

                                           By: /s/ PAUL SPECTOR
                                               ---------------------------------
                                               Paul Spector
                                               Vice President

                                   EXHIBIT 21

                              LIST OF SUBSIDIARIES

Name of Subsidiary                               Jurisdiction of Incorporation
- ------------------                               ------------------------------
Europe Craft Imports, Inc.                                New Jersey

Perry Manufacturing Company                               North Carolina

All other subsidiaries of the Registrant, considered in the aggregate as a single subsidiary, do not constitute a significant subsidiary as of the end of the year covered by this Annual Report, and, therefore, their names have been omitted.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ARIS INDUSTRIES, INC.

                                    By: /s/ PAUL SPECTOR
                                        ----------------------------------------
                                        Paul Spector,
                                        Senior Vice President
                                        Chief Financial Officer


                                    By: /s/ VINCENT F. CAPUTO
                                        ----------------------------------------
                                        Vincent F. Caputo,
                                        Vice President
                                        Assistant Secretary and
                                        Assistant Treasurer

Date:  May 10, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ JOHN HANNAN                                                   May 10, 1996
- ------------------------------------
John Hannan, Director

/s/ EDWARD M. YORKE                                               May 10, 1996
- ------------------------------------
Edward M. Yorke, Director

/s/ ROBERT KATZ                                                   May 10, 1996
- ------------------------------------
Robert Katz, Director

/s/ CHARLES S. RAMAT                                              May 10, 1996
- ------------------------------------
Charles S. Ramat, Chairman of
the Board, President, Chief
Executive Officer and Assistant
Secretary; Director

/s/ HERBERT I. WEXLER                                             May 10, 1996
- ------------------------------------
Herbert I. Wexler, Director

/s/ DAVID N. SCHREIBER                                            May 10, 1996
- ------------------------------------
David N. Schreiber, Director

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement
No. 33-80862 of Aris Industries, Inc. and Subsidiaries on Form S-8 of our report dated May 3, 1996, appearing in this Annual Report on Form 10-K of Aris Industries, Inc. and Subsidiaries for the fiscal year ended February 3, 1996.


DELOITTE & TOUCHE LLP

Parsippany, New Jersey
May 13, 1996