Form 10-Q
period 1996-05-04
ARIS INDUSTRIES INC
filed 1996-06-18
CIK 100979

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                  ------------

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter ended                          (Commission File Number):  1-4814
May 4, 1996                                                               ------


                              ARIS INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           New York                                              22-1715274
- -------------------------------                              -------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)


                   475 FIFTH AVENUE, NEW YORK, NEW YORK 10017
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

                                  YES X     NO
                                     ---      ---


Number of shares of Common Stock outstanding                          11,925,416
At May 4, 1996

================================================================================

                              ARIS INDUSTRIES, INC.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

         Item 1.    Financial Statements

              a.    Consolidated Balance Sheets as of May 4,
                    1996, February 3, 1996 and April 29,
                    1995 ................................................     3

              b.    Consolidated Statement of Operations for
                    the Thirteen Weeks Ended May 4, 1996 and
                    April 29, 1995 ......................................     4

              c.    Consolidated Statements of Cash Flows for
                    the Thirteen Weeks Ended May 4, 1996 and
                    April 29, 1995 ......................................     5

              d.    Condensed Notes to Consolidated Financial
                    Statements ..........................................     6

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations ..........................................    10


PART II. OTHER INFORMATION

         Item 1.    Legal Proceedings ...................................    17

         Item 2.    Changes in Securities ...............................    17

         Item 3.    Defaults upon Senior Securities .....................    17

         Item 4.    Submission of Matters to a Vote of
                    Security Holders ....................................    17

         Item 5.    Other Information ...................................    17

         Item 6.    Exhibits and Reports on Form 8-K ....................    17

SIGNATURES ..............................................................    18

                                            ARIS INDUSTRIES INC.
                                              AND SUBSIDIARIES

                                         CONSOLIDATED BALANCE SHEETS


                                                                    MAY 4,       FEBRUARY 3,      APRIL 29,
                                                                     1996           1996            1995
                                                                 (UNAUDITED)      (AUDITED)      (UNAUDITED)
                                                                  -----------     -----------     -----------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents .................................    $ 1,632,000     $ 2,318,000     $ 2,912,000
   Receivables ...............................................     10,765,000      16,970,000      13,261,000
   Inventories ...............................................     33,720,000      35,272,000      38,162,000
   Prepaid expenses and other current assets .................      2,013,000       1,312,000       1,975,000
                                                                  -----------     -----------     -----------
          Total current assets ...............................     48,130,000      55,872,000      56,310,000

PROPERTY, PLANT AND EQUIPMENT, NET ...........................     13,660,000      13,462,000      14,500,000

OTHER ASSETS .................................................        911,000         834,000         799,000

GOODWILL .....................................................     23,545,000      23,760,000      24,405,000
                                                                  -----------     -----------     -----------
                                                                  $86,246,000     $93,928,000     $96,014,000
                                                                  ===========     ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Trade acceptances payable .................................    $   131,000     $ 2,007,000     $   321,000
   Accounts payable -- trade ................................       9,799,000       8,592,000       8,998,000
   Accrued expenses and other current liabilities ............      4,378,000       7,431,000       5,154,000
   Current portion of long term debt .........................        971,000       1,302,000       4,431,000
   Line of credit payable ....................................      4,278,000       6,000,000       4,000,000
                                                                  -----------     -----------     -----------
          Total current liabilities ..........................     19,557,000      25,332,000      22,904,000

OTHER LIABILITIES ............................................      1,522,000       1,527,000       1,664,000

LONG TERM DEBT, LESS CURRENT PORTION .........................     67,021,000      66,505,000      64,175,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, par value $.01: 50,000,000 shares authorized;
      issued and outstanding 11,925,416 ......................        119,000         119,000         119,000
   Additional paid-in capital ................................     44,061,000      44,061,000      44,061,000
   Accumulated deficit .......................................    (44,836,000)    (42,387,000)    (35,659,000)
   Cumulative foreign currency translation adjustment ........     (1,198,000)     (1,229,000)     (1,250,000)
                                                                  -----------     -----------     -----------
          Total stockholders' equity .........................     (1,854,000)        564,000       7,271,000
                                                                  -----------     -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................    $86,246,000     $93,928,000     $96,014,000
                                                                  ===========     ===========     ===========


See condensed notes to consolidated financial statements

                              ARIS INDUSTRIES INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       THIRTEEN WEEKS ENDED
                                                   ----------------------------
                                                      MAY 4,          APRIL 29,
                                                       1996             1995
                                                   -----------      -----------
NET REVENUES .................................     $35,225,000      $37,387,000
                                                   -----------      -----------
OPERATING COSTS:
Cost of sales ................................      28,546,000       29,875,000
Selling and administrative ...................       7,024,000        6,763,000
                                                   -----------      -----------
TOTAL OPERATING COSTS ........................      35,570,000       36,638,000
                                                   -----------      -----------
INCOME (LOSS) BEFORE INTEREST AND
  DEBT EXPENSE, AND INCOME TAXES .............        (345,000)         749,000

INTEREST AND DEBT EXPENSE, NET ...............       2,194,000        2,168,000
                                                   -----------      -----------
LOSS BEFORE INCOME TAXES .....................      (2,539,000)      (1,419,000)

INCOME TAXES .................................         (90,000)         (90,000)
                                                   -----------      -----------
NET LOSS......................................    ($ 2,449,000)    ($ 1,329,000)
                                                   ===========      ===========
PER SHARE DATA:

  Net Loss....................................          ($0.21)          ($0.11)
                                                         =====            =====
Weighted average number of common shares .....      11,925,416       11,925,416


See condensed notes to consolidated financial statements

         ARIS INDUSTRIES INC.
         AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                                          THIRTEEN WEEKS ENDED
                                                                                     -------------------------------
                                                                                        MAY 4,           APRIL 29,
                                                                                         1996               1995
                                                                                     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss .....................................................................    ($2,449,000)      ($1,329,000)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization ...........................................        807,000           805,000
    Change in assets and liabilities :
         Decrease in cash--restricted ............................................            --             10,000
         Decrease in receivables .................................................      6,205,000         5,868,000
         (Increase)/decrease in inventories ......................................      1,552,000        (2,882,000)
         Increase in prepaid expenses and other current assets ...................       (702,000)         (303,000)
         (Increase)/decrease in other assets .....................................        (77,000)           14,000
         Decrease in trade acceptances payable ...................................     (1,876,000)       (2,096,000)
         Increase/(decrease) in accounts payable--trade ..........................      1,197,000        (1,110,000)
         Decrease in accrued expenses and other current liabilities ..............     (3,043,000)       (1,539,000)
         Increase/(decrease) in other liabilities ................................          2,000           (37,000)
                                                                                      ------------       -----------
              Total Adjustments ..................................................      4,065,000        (1,270,000)
                                                                                      ------------       -----------
                        Net cash provided by (used in) operating activities ......      1,616,000        (2,599,000)
                                                                                      ------------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures .........................................................       (775,000)         (934,000)
                                                                                      ------------       -----------
                        Net cash used in investing activities ....................       (775,000)         (934,000)
                                                                                      ------------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of long-term debt .........................................       (446,000)         (630,000)
    Net proceeds/(repayments) on bank line of credit .............................     (1,112,000)        4,000,000
                                                                                      ------------       -----------
                        Net cash provided by/(used in) financing activities ......     (1,558,000)        3,370,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH ..........................................         31,000           (11,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS ........................................       (686,000)         (174,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................................      2,318,000         3,086,000
                                                                                      ------------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD .........................................     $1,632,000        $2,912,000
                                                                                      ===========        ==========
CASH PAID DURING THE YEAR FOR:
   Interest ......................................................................     $1,984,000        $2,107,000
   Income Taxes ..................................................................         61,000            87,000

See condensed notes to consolidated financial statements

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated balance sheets as of May 4, 1996 and April 29, 1995, the consolidated statements of operations for the thirteen-week periods ended May 4, 1996 and April 29, 1995, and the consolidated statements of cash flows for the thirteen week periods ended May 4, 1996 and April 29, 1995 were all prepared by the Company without audit. In management's opinion, adjustments consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in cash flow for this period have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or abridged in this submission. It is suggested, therefore, that these consolidated statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1996. The operating results for the thirteen-week period ended May 4, 1996 are not necessarily indicative of the operating results for the full fiscal year ending February 1, 1997.

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

                    DATE                                 AMOUNT
                    ----                              -----------
               June 3, 1997 ...................       $ 4,000,000
               November 3, 1997 ...............         7,000,000
               November 3, 1998 ...............        10,000,000
               November 3, 1999 ...............        10,000,000
               November 3, 2000 ...............        18,857,000

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


                    DATE                                 AMOUNT
                    ----                               ----------
               1997 ...........................        $  300,000
               1998 ...........................           300,000
               1999 ...........................           500,000
               2000 ...........................           600,000
               2001 ...........................         1,100,000
               2002 ...........................         4,200,000

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

     The Company's agreements with Heller, BNY and AIF-II contain certain affirmative and negative covenants on the operation of the Company. The Company has in the past and recently sought and obtained amendments to certain of these covenants to adjust to seasonal and other performance factors and the Company may seek additional amendments in the future.

3. GOODWILL

     Goodwill represents the unamortized excess of the cost of acquiring a business over the fair values of the net assets received at the date of acquisition. Amortization expense is computed by use of the straight-line method over an estimated life of 40 years. The Company periodically evaluates goodwill for any potential impairment. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future results.

4. INVENTORIES

                                         MAY 4       FEBRUARY 3    APRIL 29
                                         1996           1996         1995
                                        -------      ---------     --------
                                                  (IN THOUSANDS)

     Finished goods .............       $17,613       $18,681       $23,447
     Work-in process ............         8,776         7,493         5,495
     Raw materials ..............         7,331         9,098         9,220
                                        -------       -------       -------
                                        $33,720       $35,272       $38,162
                                        =======       =======       =======


5. INCOME TAXES

     Due to a significant net operating loss carryforward, the Company does not anticipate paying any federal income taxes for the fiscal year ending February 1 1997, except for the alternative minimum income tax which was part of the 1986 Tax Reform Act. Approximately $101,000,000 of tax net operating loss carryforwards remain to offset future federal taxable income.

     A valuation allowance is required to be recognized for those deferred tax assets that may not be realized. At May 4, 1996, the Company had gross deferred tax assets of approximately $42,500,000. At this time, the Company has determined that such a valuation allowance be equal to the gross federal deferred tax asset, except for a portion of the alternative minimum tax credit carryforwards. The alternative minimum tax credit carryforwards do not expire, and in the Company's opinion, it is more likely than not that a portion of this credit carryforward will be realized. The valuation allowance was increased by $550,000 in connection with the increase in net operating loss carryforwards due to the loss incurred for the thirteen weeks ended May 4, 1996.

6. PER SHARE DATA

     Income per share for the thirteen week period ended May 4, 1996 was computed based upon the weighted average number of common shares outstanding during such period. Anti-dilutive common stock equivalents were not included in the computation.

7. CONTINGENCIES

     The Company and/or its subsidiaries, in the ordinary course of their business, from time to time may be the subject of, or a party to, various legal actions involving private interests. While the Company cannot guaranty the outcome of any litigation, the Company and/or its subsidiaries believe that any ultimate liability arising from any such actions which may be pending will not have a material adverse effect on its consolidated financial statements at May 4, 1996.

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
- ------------

     The following analysis of the financial condition and results of operations of Aris Industries, Inc. (the "Company") should be read in conjunction with the consolidated financial statements, including the notes thereto, included on pages 3 through 9 of this report.

FORWARD LOOKING STATEMENTS

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

     o The substantial portion of the Company's products are manufactured overseas, subjecting the Company to the generic risks of import and delivery from distant locations, delays due to U.S. or foreign government regulation and controls, and customs and transportation difficulties. For example, at the present time, the United States is proposing a 100% tariff on various categories of Chinese imports to the United States, including apparel. Should these tariffs go into effect and should they include outerwear, the Company could be materially adversely affected.

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


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     As of May 4, 1996, the Company had working capital of approximately $28,573,000 as compared to $30,540,000 at February 3, 1996 and $33,406,000 at
April 29, 1995. The decrease in working capital from February 3, 1996 to May 4, 1996 is attributable primarily to a reduction of receivables and inventory which was used to reduce borrowings at both Perry and ECI, accrual of liabilities at ECI relating to its repositioning program and funding of the Company's operating loss.

     During the thirteen weeks ended May 4, 1996, the Company financed its capital expenditures and debt repayments principally through internally generated funds and credit facilities. The Company believes that its current cash resources, together with available credit facilities and cash flow from operations, assuming the

Company's present business plans are met, will be sufficient for the Company's capital expenditure program and amended debt requirements, as well as ongoing working capital needs, for the fiscal year ending February 1, 1997.

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

                     DATE                                AMOUNT
                     ----                             -----------
               June 3, 1997 ...................       $ 4,000,000
               November 3, 1997 ...............         7,000,000
               November 3, 1998 ...............        10,000,000
               November 3, 1999 ...............        10,000,000
               November 3, 2000 ...............        18,857,000

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

               YEAR                                     AMOUNT
               ----                                   ----------
               1997 ...........................       $  300,000
               1998 ...........................          300,000
               1999 ...........................          500,000
               2000 ...........................          600,000
               2001 ...........................        1,100,000
               2002 ...........................        4,200,000

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

RESULTS OF OPERATIONS

     The Company reported a net loss of $2,449,000 for the thirteen weeks ended May 4, 1996, compared to a net loss of $1,329,000 for the comparable period in the prior year. Decreases in net income were experienced at both Perry and ECI, but Perry continued to report a positive net income for the quarter ended May 4, 1996.

     The decrease in net income at Perry was due to a decrease in revenue of $1,161,000 which caused a related decrease in gross profit. Margins were also adversely affected by the unusually adverse retail environment that caused customers to shift orders to future periods resulting in unfavorable manufacturing variances. In addition, interest costs increased by $49,000 due to increases in the prime rate from the prior year and additional borrowings from Perry's factor.

     At ECI, the decrease in net income was due to a general slowdown in the retail apparel environment resulting in a reduction in revenue of $1,001,000 which caused a related decrease in gross profit. Interest costs increased by $41,000 for the same reasons as at Perry described above.

     The Company's revenues decreased from $37,387,000 during the thirteen week period ended April 29, 1995 to $35,225,000 during the thirteen week period ended May 4, 1996. This revenue decrease of $2,162,000 resulted from the decrease in revenues at Perry of $1,161,000 and a decrease in revenues at ECI of $1,001,000 for the thirteen week period ended May 4, 1996 compared to the same period in the prior year. The revenue decrease at Perry was primarily attributable to shifting of customer orders into future periods due to the unusually adverse retail environment.

     The decrease in merchandise sales at ECI was primarily attributable to more private label customers desiring to order directly from Asian suppliers as well as the general slowdown of the retail apparel environment. ECI acts as a sourcing agent for certain private label customers and arranges for and oversees the production of merchandise for such customers; in these situations, ECI has no ownership or risk in the inventory.

     Costs of sales for the thirteen week period ended May 4, 1996 as a percentage of revenue was 81.0% compared to 79.9% of revenues for the thirteen week period ended April 29, 1995. This percentage increase was due to lower margins at Perry. At Perry, margins were adversely affected by the unusually adverse retail environment that caused customers to shift orders to future periods which in turn caused some unfavorable manufacturing variances. At ECI, margins continued to be affected by the general slowdown in the retail environment, sale of slow moving inventory and continued pressure to reduce margins by major retailers.

     Selling and administrative expenses as a percentage of revenues for the thirteen week period ended May 4, 1996 was 19.9% compared to 18.1% for the thirteen weeks ended April 29, 1995. This percentage increase was due to a decrease in sales that could not be offset by a corresponding decrease in expenses due to the fixed nature of the Company's expense structure.

     Selling and administrative expenses for the thirteen week period ended May 4, 1996 were $7,024,000 compared to $6,763,000 for the thirteen week period ended April 29, 1995, an increase of $261,000 or 3.9%. Selling and administrative expenses at Perry increased for the thirteen weeks ended May 4, 1996 over the comparable period last year due to the opening, during the second quarter of fiscal 1995, of a warehouse and distribution center in Miami, Florida, near Perry's Caribbean manufacturing base. This facility cost, although an increase in selling and administrative expenses, is translating into savings by reducing the cost of goods sold. In addition, Perry hired two new salesmen who have connections with major retailers which should improve sales. Selling and administrative expenses at ECI increased for the thirteen weeks ended May 4, 1996 over the comparable period last year due to costs relating to transporting equipment and inventory from ECI's former California warehouse to its new warehouse facility in New Jersey, along with additional advertising costs incurred with the intention of increasing sales.

     Interest and debt expense for the thirteen week period ended May 4, 1996 increased by $26,000 or 1.2% compared to the thirteen week period ended April 29, 1995. This increase is primarily due to an increase in the prime lending rate from the comparable period last year for both Aris' and Perry's variable rate debt. In addition, due to the softness in the retail environment, Perry and ECI had to borrow earlier and to a greater extent this year from their lenders than for the comparable period last year, resulting in higher average borrowing levels.

                          PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     NONE

ITEM 2 CHANGES IN SECURITIES

     NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

ITEM 5. OTHER INFORMATION

     NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits -- NONE
         --------

     (b) Reports on Form 8-K
         -------------------

     1. Current Report on Form 8-K dated February 2, 1996 with respect to amendment to the Company's Series B Junior Secured Note Agreement with AIF-II, L.P. to permit payment in kind of quarterly interest due February 5, 1996.

     2. Current Report on Form 8-K dated May 1, 1996 with respect to amendment to the Company's Senior Secured Note Agreement with Heller Financial, Inc., which amendment adjusted certain financial covenants and modified the amortization schedule so that they would be more advantageous to the Company and provided for Heller to loan to the Company (until February 3, 1997) the amounts necessary to pay scheduled quarterly interest for the period May 6, 1996 through November 4, 1996, and with respect to amendments to the Company's Series A Junior Secured Note Agreement with BNY Financial Corporation and Series B Junior Secured Note Agreement with AIF-II, L.P. to permit payment in kind of quarterly interest for the period May 6, 1996 through February 3, 1997 inclusive.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            ARIS INDUSTRIES, INC.
                                                 (Registrant)


Date: June 12, 1996                         By /s/ PAUL SPECTOR
                                               --------------------------------
                                                   Paul Spector,
                                                   Senior Vice President
                                                   Chief Financial Officer


                                            By /s/ VINCENT F. CAPUTO
                                               --------------------------------
                                                   Vincent F. Caputo,
                                                   Vice President
                                                   Assistant Secretary and
                                                   Assistant Treasurer