Form 10-Q
period 1996-08-03
ARIS INDUSTRIES INC
filed 1996-10-04
CIK 100979

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter ended                         (Commission File Number):  1-4814
August 3, 1996

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

                                 YES [X] NO [ ]

Number of shares of Common Stock outstanding                    11,925,416
At August 3, 1996

                              ARIS INDUSTRIES, INC.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          a.   Consolidated Balance Sheets as of August 3, 1996,
               February 3, 1996 and July 29, 1995                             3

          b.   Consolidated Statement of Operations for the
               Twenty-Six Weeks Ended August 3, 1996
               and July 29, 1995.                                             4

          c.   Consolidated Statement of Operations for the
               Thirteen Weeks Ended August 3, 1996
               and July 29, 1995                                              5

          d.   Consolidated Statements of Cash Flows for the
               Twenty-Six Weeks Ended August 3, 1996
               and July 29, 1995                                              6

          e.   Condensed Notes to Consolidated Financial Statements           7

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       11

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                               19

     Item 2. Changes in Securities                                           19

     Item 3. Defaults upon Senior Securities                                 19

     Item 4. Submission of Matters to a Vote of Security Holders             19

     Item 5. Other Information                                               19

     Item 6. Exhibits and Reports on Form 8-K                                20


SIGNATURES                                                                   21

        ARIS INDUSTRIES INC.
         AND SUBSIDIARIES

CONSOLIDATED  BALANCE  SHEETS

                                                                    August 3,      February 3,        July 29,
                                                                      1996            1996              1995
                                                                  (Unaudited)       (Audited)        (Unaudited)
ASSETS                                                           -------------    -------------    -------------
CURRENT ASSETS:
   Cash and cash equivalents                                      $    810,000     $  2,318,000     $  2,563,000
   Receivables                                                      11,496,000       16,970,000       14,329,000
   Inventories                                                      39,392,000       35,272,000       44,474,000
   Prepaid expenses and other current assets                         1,774,000        1,312,000        2,375,000
                                                                  ------------     ------------     ------------
            Total current assets                                    53,472,000       55,872,000       63,741,000

PROPERTY, PLANT AND EQUIPMENT, NET                                  13,381,000       13,462,000       14,114,000

OTHER ASSETS                                                           909,000          834,000          888,000


GOODWILL                                                            23,330,000       23,760,000       24,190,000
                                                                  ------------     ------------     ------------
                                                                  $ 91,092,000     $ 93,928,000     $102,933,000
                                                                  ============     ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES:
   Trade acceptances payable                                     $   2,106,000    $   2,007,000    $   3,842,000
   Accounts payable - trade                                          8,258,000        8,592,000        8,997,000
   Accrued expenses and other current liabilities                    3,557,000        7,431,000        4,976,000
   Current portion of long term debt                                   666,000        1,302,000        4,339,000
   Line of credit payable                                           12,617,000        6,000,000        9,000,000
                                                                  ------------     ------------     ------------
            Total current liabilities                               27,204,000       25,332,000       31,154,000

OTHER LIABILITIES                                                    1,506,000        1,527,000        1,586,000

LONG TERM DEBT,  LESS CURRENT PORTION                               67,342,000       66,505,000       64,248,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY /(DEFICIT)
   Common stock, par value $.01: 50,000,000 shares authorized;
      issued and outstanding 11,925,416                                119,000          119,000          119,000
   Additional paid-in capital                                       44,061,000       44,061,000       44,061,000
   Accumulated deficit                                             (48,002,000)     (42,387,000)     (36,987,000)
   Cumulative foreign currency translation adjustment               (1,138,000)      (1,229,000)      (1,248,000)
                                                                  ------------     ------------     ------------
             Total stockholders' equity/(deficit)                   (4,960,000)         564,000        5,945,000
                                                                  ------------     ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)              $ 91,092,000     $ 93,928,000     $102,933,000
                                                                  ============     ============     ============

See notes to consolidated financial statements

        ARIS INDUSTRIES INC.
         AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      Twenty Six Weeks Ended
                                                    ---------------------------
                                                      August 3,      July 29,
                                                        1996           1995
                                                    -----------    ------------
NET REVENUES                                        $69,133,000     $75,898,000
                                                    -----------     -----------
OPERATING COSTS:
Cost of sales                                        56,527,000      59,520,000
Selling and administrative                           13,911,000      13,918,000
Production facility shutdown costs                         --           531,000
                                                    -----------     -----------
TOTAL OPERATING COSTS                                70,438,000      73,969,000
                                                    -----------     -----------
INCOME/(LOSS) BEFORE INTEREST AND DEBT EXPENSE,
   AND INCOME TAXES                                  (1,305,000)      1,929,000

INTEREST AND DEBT EXPENSE, NET                        4,455,000       4,620,000
                                                    -----------     -----------
INCOME/(LOSS) BEFORE INCOME TAXES                    (5,760,000)     (2,691,000)

INCOME TAXES                                           (145,000)        (34,000)
                                                    -----------     -----------
NET INCOME/(LOSS)                                  ($ 5,615,000)    ($2,657,000)
                                                    ===========     ===========

PER SHARE DATA:

   Net Income/(Loss)                                     ($0.47)         ($0.22)

Weighted average number of common
   and common equivalent shares                      11,925,416      11,925,416

See notes to consolidated financial statements

        ARIS INDUSTRIES INC.
         AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       Thirteen Weeks Ended
                                                   -----------------------------
                                                     August 3,        July 29,
                                                       1996            1995
                                                   ------------    -------------

NET REVENUES                                       $ 33,908,000    $ 38,511,000
                                                   ------------    ------------
OPERATING COSTS:
Cost of sales                                        27,981,000      29,645,000
Selling and administrative                            6,887,000       7,155,000
Production facility shutdown costs                         --           531,000
                                                   ------------    ------------
TOTAL OPERATING COSTS                                34,868,000      37,331,000
                                                   ------------    ------------
INCOME/(LOSS) BEFORE INTEREST AND DEBT EXPENSE,
   AND INCOME TAXES                                    (960,000)      1,180,000

INTEREST AND DEBT EXPENSE, NET                        2,261,000       2,452,000
                                                   ------------    ------------
INCOME/(LOSS) BEFORE INCOME TAXES                    (3,221,000)     (1,272,000)

INCOME TAXES                                            (55,000)         56,000
                                                   ------------    ------------
NET INCOME/(LOSS)                                  ($ 3,166,000)   ($ 1,328,000)
                                                   ============    ============

PER SHARE DATA:

      Net Income/(Loss)                                  ($0.27)         ($0.11)

Weighted average number of common
   and common equivalent shares                      11,925,416      11,925,416

See notes to consolidated financial statements

       ARIS INDUSTRIES INC.
        AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                               Twenty Six Weeks Ended
                                                                                        ----------------------------------
                                                                                           August 3,              July 29,
                                                                                            1996                   1995
                                                                                        ------------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                             ($5,615,000)           ($2,657,000)

   Adjustments to reconcile net income/(loss) to net cash used in operating activities:
       Depreciation and amortization                                                      1,591,000              1,592,000
   Change in assets and liabilities:
       Decrease in restricted cash                                                             --                   10,000
       Decrease in receivables                                                            5,474,000              4,800,000
       (Increase) in inventories                                                         (4,120,000)            (9,194,000)
       (Increase) in prepaid expenses and
         other current assets                                                              (463,000)              (703,000)
       (Increase) in other assets                                                           (75,000)               (75,000)
       Increase in trade acceptances                                                         99,000              1,425,000
       Decrease in accounts payable - trade                                                (343,000)            (1,111,000)
       Decrease in accrued expenses and other current liabilities                        (3,863,000)            (1,718,000)
       Decrease in other liabilities                                                         (7,000)              (108,000)
                                                                                       ------------           ------------
            Total Adjustments                                                            (1,707,000)            (5,082,000)
                                                                                       ------------           ------------
                      Net cash used in operating activities                              (7,322,000)            (7,739,000)
                                                                                       ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                  (1,049,000)            (1,106,000)
                                                                                       ------------           ------------
                      Net cash used in investing activities                              (1,049,000)            (1,106,000)
                                                                                       ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                                                    (845,000)              (669,000)
   Net proceeds from bank line of credit                                                  7,617,000              9,000,000
                                                                                       ------------           ------------
                      Net cash provided by financing activities                           6,772,000              8,331,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                      91,000                 (9,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (1,508,000)              (523,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            2,318,000              3,086,000
                                                                                       ------------           ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $810,000             $2,563,000
                                                                                       ============           ============
CASH PAID DURING THE YEAR FOR:
   Interest                                                                              $2,513,000             $4,526,000
   Income Taxes                                                                             102,000                149,000

See notes to consolidated financial statements

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheets as of August 3, 1996 and July 29, 1995, the consolidated statements of operations for the twenty-six and thirteen-week periods ended August 3, 1996 and July 29, 1995, and the consolidated statements of cash flows for the twenty-six week periods ended August 3, 1996 and July 29, 1995 were all prepared by the Company without audit. In management's opinion, adjustments consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in cash flow for this period have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or abridged in this submission. It is suggested, therefore, that these consolidated statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1996. The operating results for the twenty-six and thirteen-week periods ended August 3, 1996 are not necessarily indicative of the operating results for the full fiscal year ending February 1, 1997; effective September 30, 1996, the Company sold 100% of the stock of an operating subsidiary, Perry Manufacturing Company ("Perry") for a total consideration of approximately $56,000,000, and reduced its indebtedness to Heller Financial, Inc. from approximately $53,000,000 to $1,000,000. Certain reclassifications have been made to the prior quarter financial statements to conform with the presentation in the current quarter.

2. DEBT SERVICE

The Company's long-term indebtedness consists of the debt obligations of the Company to Heller Financial, Inc. ("Heller"), BNY Financial Corporation ("BNY") and AIF-II, L.P., a Delaware limited partnership and an affiliate of Apollo Advisors, L.P. ("AIF II").

o Effective September 30, 1996, the Company sold 100% of the stock of a wholly-owned subsidiary, Perry Manufacturing Company ("Perry") to Page Holding Company, a company controlled by William K. Woltz, Jr., the CEO of Perry (the "Perry Sale"). The total consideration was approximately $56,000,000 consisting of approximately

     $40,000,000 paid by the purchaser, $12,000,000 in forgiveness of indebtedness, and assumption of $4,000,000 of Perry debt. The proceeds of this sale, (including forgiveness of indebtedness), were applied to reduce the Company's debt obligations to Heller from approximately $53,000,000 of principal and accrued interest to only $1,000,000. The Company retains ownership of Europe Craft Imports, Inc. ("ECI"), its sole remaining operating subsidiary.

     Effective September 30, 1996, the Company entered into an amendment and restatement of its Senior Secured Note Agreement with Heller ("Amended Heller Agreement"), pursuant to which Heller received a note in the principal amount of $1,000,000 ("New Heller Note"), with a maturity date of November 3, 2001, with interest at 10% per annum, such interest to accrue and be added to principal, on a quarterly basis in arrears and to be due and payable November 3, 2001. Pursuant to the Amended Heller Agreement, Heller forgave all other indebtedness of the Company to Heller remaining after application of the proceeds of the Perry Sale, and eliminated all financial covenants. Heller retained a pledge of the stock (but not the assets) of ECI, the Company's remaining operating subsidiary. The New Heller Note provides that no principal or interest be paid on the Company's indebtedness to both BNY and AIF-II until all principal and interest on the New Heller Note is paid in full.

o On June 30, 1993, the Company entered into a Series A Junior Secured Note Agreement with BNY, pursuant to which BNY received a nine-year, $7 million note, bearing interest at a rate of 7% per annum. BNY shares with AIF II a second lien on the stock of ECI. With the consent of BNY, the quarterly interest payments under such note due for the period May 6, 1996 through February 3, 1997 inclusive will not be made in cash and instead will be added to the principal of such note. BNY's note is required to be paid in six annual installments, payable on November 3 of each year commencing in 1997 as follows:

                      Year                            Amount
                      ----                            ------
                      1997                         $  300,000
                      1998                            300,000
                      1999                            500,000
                      2000                            600,000
                      2001                          1,100,000
                      2002                          4,200,000

o On June 30, 1993 the Company entered into a Series B Junior Secured Note Agreement with AIF II, pursuant to which AIF II received a $7.5 million note bearing interest at 13% per annum. AIF II shares with BNY a second lien on the stock of ECI. With the consent of AIF II, the quarterly interest payments under such note due for the period February 5, 1996 through February 3, 1997 inclusive will not be made in cash and instead will be added to the principal of such note. AIF II's note is required to be paid in two equal installments payable on November 3 in each of 2001 and 2002.

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

4. INVENTORIES

                              August 3           February 3           July 29
                               1996                1996                1995
                               ----                ----                ----
                                            (In Thousands)

Finished goods                $22,508             $18,681             $29,612

Work-in process                 9,480               7,493               6,030

Raw materials                   7,404               9,098               8,832
                              -------               -----               -----
                              $39,392             $35,272             $44,474
                              =======             =======             =======


5. INCOME TAXES

Due to a significant net operating loss carryforward, the Company does not anticipate paying any federal income taxes for the fiscal year ending February 1, 1997, except for the alternative minimum income tax which was part of the 1986 Tax Reform Act. Approximately $103,000,000 of tax net operating loss carryforwards remain to offset future federal taxable income; approximately $13,000,000 of such loss carryforwards are expected to be utilized as a result of the Perry Sale.

SFAS 109 requires a valuation allowance to be recognized for those deferred tax assets that may not be realized. At August 3, 1996, the Company had gross deferred tax assets of approximately $42,750,000. At this time, the Company has determined that such a valuation allowance be equal to the gross federal deferred tax asset, except for a portion of the alternative minimum tax credit carryforwards. The alternative minimum tax credit carryforwards do not expire, and in the Company's opinion, it is more likely than not that a portion of this credit carryforward will be realized. The valuation allowance was increased by $800,000 in connection with the increase in net operating loss carryforwards due to the loss incurred for the twenty-six weeks ended August 3, 1996.

6. PER SHARE DATA

Income per share for the thirteen week period ending August 3, 1996 was computed based upon the weighted average number of common shares outstanding during such period. Anti-dilutive common stock equivalents were not included in the computation.

7. CONTINGENCIES

The Company and/or its subsidiaries, in the ordinary course of their business, from time to time may be the subject of, or a party to, various legal actions involving private interests. While the Company cannot guaranty the outcome of any litigation, the Company and/or its subsidiaries believe that any ultimate liability arising from any such actions which may be pending will not have a material adverse effect on its consolidated financial position at August 3, 1996.

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following analysis of the financial condition and results of operations of Aris Industries, Inc. (the "Company") should be read in conjunction with the consolidated financial statements, including the notes thereto, included on pages 3 through 11 of this report.

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

     o The Company has only one remaining operating subsidiary, ECI and is dependent on the revenues and profitability of ECI within ECI's product lines. The Company does not have a diversified group of operating subsidiaries, either within the apparel industry or in other industries.

     o The Company's ECI subsidiary, which sells primarily outerwear, is particularly impacted by unusually warm weather or late arrival of cold weather.

     o Interest on the Company's subsidiary level debt obligations could increase substantially with changes in the prime lending rate.

     o Virtually all of the Company's corporate cash flow is required to service its principal long-term debt obligations.

     o While in the past two fiscal years, the Company has been able to obtain the necessary waivers and amendments, and the Company considers its relationship with its lenders to be good, there are no assurances that the Company will continue to obtain amendments to its secured debt obligations to adjust debt service schedules to offset the impact of the adverse retail apparel environment and other adverse factors affecting the Company's financial results.

     o Depending upon the performance of the Company's ECI operating subsidiary, which in turn is dependent on a number of factors, including the retail apparel industry environment, the Company may be required, in the future, to obtain additional waivers under its existing corporate-level secured debt obligations and/or its subsidiary working capital lines. There are no assurances that the Company will be able to obtain such reductions in its debt service requirements.

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

     o Although the Company's ECI subsidiary markets a wide variety of products, they must compete with other apparel suppliers which specialize in particular niche products which may have greater resources, reputation and efficiencies in such particular product areas.

     o The substantial portion of the Company's products are manufactured overseas, subjecting the Company to the generic risks of import and delivery from distant locations, delays due to U.S. or foreign government regulation and controls, and customs and transportation difficulties. From time to time, the United States has proposed a 100% tariff on various categories of Chinese imports to the United States, including some categories of apparel. Should these tariffs be applied to include outerwear or other apparel product lines of the Company, the Company could be materially adversely affected.

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

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

As of August 3, 1996, the Company had working capital of approximately $26,268,000 as compared to $30,540,000 at February 3, 1996 and $32,587,000 at
July 29, 1995. The decrease in working capital from February 3, 1996 to August 3, 1996 is attributable primarily to an increase in short term borrowings at the Company and ECI and funding of the Company's operating losses, partially offset by the reduction of liabilities at ECI relating to its repositioning program.

The Company's debt repayments previously scheduled for the twenty-six weeks ended August 3, 1996 were deferred or paid in kind pursuant to amendments to the Company's loan agreements. During this period, the Company financed its capital expenditures principally through internally generated funds.

As described below, effective September 30, 1996, the Company's debt obligations to its senior secured lender, Heller Financial, Inc. ("Heller") were reduced from approximately $53,000,000 of principal and accrued interest to only $1,000,000 ("New Heller Note"), with principal and interest on the New Heller Note not required to be paid until November 3, 2001. Furthermore, all financial covenants in the Company's note agreement with Heller were eliminated. The New Heller Note provides that no principal or interest be paid on the Company's indebtedness to both BNY and AIF-II until all principal and interest on the New Heller Note is paid in full.

On May 1, 1996, the Company entered into amendments of its note agreements with its junior secured lenders, BNY Financial Corporation ("BNY") and AIF-II, L.P. ("AIF-II"), whereby the quarterly interest payments under such notes due for the period May 6, 1996 through February 3, 1997 inclusive will not be made in cash and instead will be added to the principal of such notes. Accordingly, the Company's next required debt service payments are the quarterly interest payments to BNY and AIF-II due May 3, 1997. The Company believes that its current cash resources, together with available credit facilities and cash flow from operations, assuming the Company's present business plans are met, will be sufficient for the Company's ongoing working capital needs, for the fiscal year ending February 1, 1997 and for the period ending prior to May 3, 1997.

In addition to the interest payments due to BNY and AIF-II on May 3, 1997, the Company is also obligated to make scheduled payments of quarterly interest to BNY and AIF-II in future quarterly periods and to make scheduled annual payments of principal to BNY commencing November 3, 1997. The Company cannot make such payments to both BNY and AIF-II until the New Heller Note is paid in full. The Company is uncertain as to whether it would have sufficient cash resources to pay off the New Heller Note to permit such payments as well as to make all scheduled interest payments, and scheduled principal payments, if any, to AIF-II and BNY commencing May 3, 1997. The Company intends to discuss with its lenders the renegotiation of required payments so as to be in compliance with its agreements with such lenders. While such lenders have in the past granted consents to the payment of scheduled interest in kind rather than in cash, and/or the deferral of principal amortization, there are no assurances that the Company will be able to obtain such consents in the future. If the Company cannot obtain such consents or a renegotiation of payment schedules, the Company could, on quarterly payment dates from and after May 3, 1997, be in default of its obligations to such lenders.

DEBT SERVICE AND CAPITAL NEEDS

The Company's long-term indebtedness consists of the debt obligations of the Company to Heller Financial, Inc. ("Heller"), BNY Financial Corporation ("BNY") and AIF-II, L.P., a Delaware limited partnership and an affiliate of Apollo Advisors, L.P. ("AIF II").

     o Effective September 30, 1996, the Company sold 100% of the stock of a wholly-owned subsidiary, Perry Manufacturing Company ("Perry") to Page Holding Company, a company controlled by William K. Woltz, Jr., the CEO of Perry (the "Perry Sale"). The total consideration was approximately $56,000,000 consisting of approximately $40,000,000 paid by the purchaser, $12,000,000 in forgiveness of indebtedness, and assumption of $4,000,000 of Perry debt. The proceeds of this sale, (including forgiveness of indebtedness), were applied to reduce the Company's debt obligations to Heller from approximately $53,000,000 of principal and accrued interest to only $1,000,000. The Company retains ownership of Europe Craft Imports, Inc. ("ECI"), its sole remaining operating subsidiary.

          Effective September 30, 1996, the Company entered into an amendment and restatement of its Senior Secured Note Agreement with Heller ("Amended Heller Agreement"), pursuant to which Heller received a note in the principal amount of $1,000,000 ("New Heller Note"), with a maturity date of November 3, 2001, with interest at 10% per annum, such interest to accrue and be added to principal, on a quarterly basis in arrears and to be due and payable November 3, 2001. Pursuant to the Amended Heller Agreement, Heller forgave all other indebtedness of the Company to Heller remaining after application of the proceeds of the Perry Sale, and eliminated all financial covenants. Heller retained a pledge of the stock (but not the assets) of ECI, the Company's remaining operating subsidiary. The New Heller Note provides that no principal or interest be paid on the Company's indebtedness to both BNY and AIF-II until all principal and interest on the New Heller
          Note is paid in full.

     o On June 30, 1993, the Company entered into a Series A Junior Secured Note Agreement with BNY, pursuant to which BNY received a nine-year, $7 million note, bearing interest at a rate of 7% per annum. BNY shares with AIF II a second lien on the stock of ECI. With the consent of BNY, the quarterly interest payments under such note due for the period May 6, 1996 through February 3, 1997 inclusive will not be made in cash and instead will be added to the principal of such note. BNY's note is
          required to be paid in six annual installments, payable on November 3 of each year commencing in 1997 as follows:

                  YEAR                                 AMOUNT
                  ----                                 ------
                  1997                              $  300,000
                  1998                                 300,000
                  1999                                 500,000
                  2000                                 600,000
                  2001                               1,100,000
                  2002                               4,200,000

     o On June 30, 1993 the Company entered into a Series B Junior Secured Note Agreement with AIF II, pursuant to which AIF II received a $7.5 million note bearing interest at 13% per annum. AIF II shares with BNY a second lien on the stock of ECI. With the consent of AIF II, the quarterly interest payments under such note due for the period February 5, 1996 through February 3, 1997 inclusive will not be made in cash and instead will be added to the principal of such note. AIF II's note is required to be paid in two equal installments payable on November 3 in each of 2001 and 2002.

          Once the Heller obligations are paid in full, AIF II and BNY will share in mandatory prepayments based upon 50% of certain "excess cash flows".

RESULTS OF OPERATIONS

The Company reported net losses of $5,615,000 and $3,166,000 for the twenty-six and thirteen weeks ended August 3, 1996 respectively, compared to net losses of $2,657,000 and $1,328,000, respectively, for the comparable periods in the prior year. Decreases in net income were experienced at both Perry and ECI.

The decrease in net income at Perry was primarily due to gross margins being adversely affected by the difficulty in obtaining knit fabric which caused production and factory inefficiencies and price pressure from major retail customers.

At ECI, the decrease in net income was due to a general slowdown in the retail apparel environment which caused a decrease in revenue and liquidation of certain inventory which adversely impacted gross margins.

The Company's revenues decreased from $75,898,000 during the twenty-six week period ended July 29, 1995 to $69,133,000 during the twenty-six week period ended August 3, 1996. The Company's revenues decreased from $38,511,000 during the thirteen week period ended July 29, 1995 to $33,908,000 during the thirteen week period ended August 3, 1996. The revenue decrease of $6,765,000 for the twenty-six week period ended August 3, 1996 compared to the same period in the prior year resulted from a decrease in revenues at ECI of $7,035,000 offset by an increase in revenues at Perry of $270,000. The revenue decrease of $4,603,000 for the thirteen week period ended August 3, 1996 compared to the same period in the prior year resulted from a decrease in revenues at ECI of $6,034,000 offset by an increase in revenues at Perry of $1,431,000.

The revenue increase at Perry for the twenty-six weeks ended August 3, 1996 compared to the same period last year was primarily attributable to increases in sales to several new customers along with liquidation of certain inventory. The decrease in revenues at ECI for the twenty-six week period ended August 3, 1996 compared to the same period last year was primarily due to certain private label customers using ECI as only a sourcing agent rather than as a direct merchandise supplier where ECI would recognize full income.

The revenue increase at Perry for the thirteen weeks ended August 3, 1996 compared to the same period last year was primarily attributable to several new customers along with existing customers maintaining their overall sales and increases in sales of inventory to keep its inventory levels current. The decrease in revenues at ECI for the thirteen weeks ended August 3, 1996 compared to the same period last year was primarily due to certain private label customers using ECI only as a sourcing agent rather than as a direct merchandise supplier where ECI would recognize full revenue.

Costs of sales for the twenty-six week period ended August 3, 1996 as a percentage of revenue was 81.8% compared to 78.4% of revenues for the twenty-six week period ended July 29, 1995. This percentage increase was due to lower gross margins at Perry, which were adversely affected by the difficulty in obtaining knit fabric which caused production and factory inefficiencies and price pressure from major retail customers. At ECI, gross margin percentages increased slightly over the comparable period last year, but gross margin dollars dropped due to the decrease in its domestic sales.

Cost of sales for the thirteen week period ended August 3, 1996 as a percentage of revenue was 82.5% compared to 77.0% of revenue for the thirteen week period ended July 29, 1995. This percentage increase was due to lower gross margins at Perry due to the knit fabric problem described above and the unusually adverse retail environment. At ECI gross margin percentages increased slightly over the comparable period last year, but gross margin dollars dropped due to a decrease in its domestic sales.

Selling and administrative expenses as a percentage of revenues for the twenty-six and thirteen week periods ending August 3, 1996 was

20.1% and 20.3% compared to 18.3% and 18.6% for the twenty-six and thirteen weeks ended July 29, 1995. This percentage increase was due to a decrease in sales that could not be offset by a corresponding decrease in expenses at ECI due to the fixed nature of its expense structure.

Selling and administrative expenses for the twenty-six week period ended August 3, 1996 were $13,911,000 compared to $13,918,000 for the twenty-six week period ended July 29, 1995, a decrease of $7,000 or 0.1%. Selling and administrative expenses for the thirteen week period ended August 3, 1996 were $6,887,000 compared to $7,155,000 for the thirteen week period ended July 29, 1995, a decrease of $268,000 or 3.7%. Selling and administrative expenses at Perry increased for the twenty-six and thirteen weeks ended August 3, 1996 over the comparable period last year due to the opening, during the end of the second quarter of fiscal 1995, of a warehouse and distribution center in Miami, Florida, near Perry's Caribbean manufacturing base. Selling and administrative expenses at ECI decreased for the twenty-six and thirteen weeks ended August 3, 1996 over the comparable period last year due to the ongoing cost reduction program and the savings being realized from the 1995 fiscal year repositioning program and the completion of the move of ECI from its California warehouse to its new warehouse facility in New Jersey.

Interest and debt expense for the twenty-six and thirteen week periods ended August 3, 1996 decreased by $165,000 or 3.6% and $191,000 or 7.8% compared to the twenty-six and thirteen week periods ended July 29, 1995. This decrease is primarily due to a decrease in the prime lending rate from the comparable period last year for both Aris' and Perry's variable rate debt of 75 basis points.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 2 CHANGES IN SECURITIES

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

Effective September 30, 1996, the Company sold 100% of the stock of a wholly-owned subsidiary, Perry Manufacturing Company ("Perry") for a consideration of approximately $56,000,000, consisting of approximately $40,000,000 paid by the purchaser, $12,000,000 in forgiveness of indebtedness, and assumption of $4,000,000 of Perry debt (the "Perry Sale"). The proceeds of this sale (including forgiveness of indebtedness), were applied to reduce the Company's debt obligations to Heller from approximately $53,000,000 of principal and accrued interest to only $1,000,000. The Company retains ownership of Europe Craft Imports, Inc. ("ECI"), its sole remaining operating subsidiary.

The purchaser of Perry is Page Holding Company ("PHC"), which is substantially owned and controlled by William K. Woltz, Jr., the President and Chief Executive Officer of Perry. Certain other executives of Perry have interests in PHC. Aris had originally purchased Perry from Mr. Woltz and his affiliates in September, 1987. Heller provided to PHC substantially all of the financing necessary for PHC to purchase Perry. Neither the Company nor any of its officers, directors or affiliates have or retain any interest in Perry or PHC. The Company, Perry and PHC entered into a Stock Purchase Agreement with respect to the stock of Perry dated as of September 19, 1996, with an effective and closing date of September 30, 1996.

Effective September 30, 1996, the Company entered into an amendment and restatement of its Senior Secured Note Agreement with Heller ("Amended Heller Agreement"), pursuant to which Heller received a note in the principal amount of $1,000,000 ("New Heller Note"), with a maturity date of November 3, 2001, with interest at 10% per annum, such interest to accrue and be added to principal, on a quarterly basis in arrears and to be due and payable November 3, 2001. Pursuant to the Amended Heller Agreement, Heller forgave all other indebtedness of the Company to Heller remaining after application of the proceeds of the Perry Sale, and eliminated all financial covenants. Heller retained a pledge of the stock (but not the assets) of ECI, the Company's remaining operating subsidiary. The New Heller Note provides that no principal or interest be paid on the Company's indebtedness to both BNY and AIF-II until all principal and interest on the New Heller Note is paid in full.

In connection with the Amended Heller Agreement, Aris granted to Heller a warrant, exercisable for nominal consideraton until September 30, 2006, to obtain 584,345 shares of Aris Common Stock (equal to 4.9% of Aris' outstanding Common Stock on September 30, 1996).

The Intercreditor Agreement dated June 30, 1993 between Heller, BNY and AIF-II remains in effect.

The amendments dated May 1, 1996 between the Company and each of BNY and AIF-II remain in effect, pursuant to which scheduled quarterly interest payments to BNY and Apollo, respectively, for the period May 6, 1996 through February 3, 1997 inclusive would not be paid in cash but instead would be added to principal.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - NONE

(b) Reports on Form 8-K

     1. Current Report on Form 8-K dated May 1, 1996 with respect to amendment to the Company's Senior Secured Note Agreement with Heller Financial, Inc. ("Heller"), which amendment adjusted certain financial covenants and modified the amortization schedule so that they would be more advantageous to the Company and with respect to amendments to the Company's Series A Junior Secured Note Agreement with BNY Financial Corporation and Series B Junior Secured Note Agreement with AIF-II, L.P. to permit payment in kind of quarterly interest for the period May 6, 1996 through February 3, 1997 inclusive (Effective September 30, 1996, all of the Company's indebtedness to Heller was satisfied and/or forgiven, other than the $1,000,000 New Heller Note which is not due until November 3, 2001, and the Company's Senior Secured Note Agreement with Heller was amended and restated and all financial covenants eliminated).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ARIS INDUSTRIES, INC.
                                                    (Registrant)

Date: September 18, 1996                            By /s/ Paul Spector
                                                       ----------------------
                                                    Paul Spector,
                                                    Senior Vice President
                                                    Chief Financial Officer


                                           By /s/ Vincent F. Caputo
                                              -------------------------------
                                                Vincent F. Caputo,
                                                Vice President
                                                Assistant Secretary and
                                                Assistant Treasurer