Form 10-Q
period 1996-11-02
ARIS INDUSTRIES INC
filed 1996-12-19
CIK 100979

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter ended                      (Commission File Number):  1-4814
November 2, 1996

                              ARIS INDUSTRIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEW YORK                                      22-1715274
-------------------------------                  ---------------------------
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization                       Identification No.)

                   475 FIFTH AVENUE, NEW YORK, NEW YORK 10017
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                   YES  X                   NO
                       ----                    ----

Number of shares of Common Stock outstanding                        11,925,416
At November 2, 1996

                              ARIS INDUSTRIES, INC.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

         a.   Consolidated Balance Sheets as of
                November 2, 1996, February 3, 1996 and
                October 28, 1995                            3

         b.   Consolidated Statements of Operations for
                the Thirty-Nine Weeks Ended November 2,
                1996 and October 28, 1995.                  4

         c.   Consolidated Statements of Operations for
                the Thirteen Weeks Ended November 2, 1996
                and October 28, 1995                        5

         d.   Consolidated Statements of Cash Flows for
                the Thirty-Nine Weeks Ended November 2,
                1996 and October 28, 1995                   6

         e.   Condensed Notes to Consolidated Financial
                Statements                                  7

 Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                      11

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                            19

     Item 2.  Changes in Securities                        19

     Item 3.  Defaults upon Senior Securities              19

     Item 4.  Submission of Matters to a Vote of
                Security Holders                           19

     Item 5.  Other Information                            19

     Item 6.  Exhibits and Reports on Form 8-K             19

SIGNATURES                                                 20

                              ARIS INDUSTRIES INC.
                                AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS


                                                                            November 2,         February 3,           October 28,
                                                                               1996               1996                   1995
ASSETS                                                                      (Unaudited)          (Audited)             (Unaudited)
                                                                            -----------         ------------          -------------
CURRENT ASSETS:
   Cash and cash equivalents .........................................         $   224,000        $ 2,318,000        $  2,024,000
   Receivables .......................................................          38,917,000         16,970,000          38,684,000
   Inventories .......................................................           5,089,000         35,272,000          42,165,000
   Prepaid expenses and other current assets .........................           1,439,000          1,312,000           2,818,000
                                                                               -----------        -----------        ------------
     Total current assets ............................................          45,669,000         55,872,000          85,691,000

PROPERTY, PLANT AND EQUIPMENT, NET ...................................           1,176,000         13,462,000          13,502,000
OTHER ASSETS .........................................................             681,000            834,000             877,000
GOODWILL .............................................................          17,733,000         23,760,000          23,975,000
                                                                               -----------        -----------        ------------
                                                                               $65,259,000        $93,928,000        $124,045,000
                                                                               ===========        ===========        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
   Trade acceptances payable .........................................         $ 3,478,000        $ 2,007,000         $ 3,525,000
   Accounts payable - trade ..........................................           1,782,000          8,592,000          10,808,000
   Accrued expenses and other current liabilities ....................           4,028,000          7,431,000           6,143,000
   Current portion of long-term debt .................................             381,000          1,302,000             739,000
   Line of credit payable ............................................          21,000,000          6,000,000          27,500,000
                                                                               -----------         ----------          ----------
     Total current liabilities .......................................          30,669,000         25,332,000          48,715,000

OTHER LIABILITIES ....................................................           1,844,000          1,527,000           1,516,000

LONG-TERM DEBT, LESS CURRENT PORTION .................................          16,734,000         66,505,000          67,212,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, par value $.01: 50,000,000 shares authorized;
    issued and outstanding 11,925,416 ................................             119,000            119,000             119,000
   Additional paid-in capital ........................................          44,061,000         44,061,000          44,061,000
   Accumulated deficit ...............................................         (28,168,000)       (42,387,000)        (36,343,000)
   Cumulative foreign currency translation adjustment ................                 --          (1,229,000)         (1,235,000)
                                                                               -----------        -----------         -----------
     Total stockholders' equity ......................................          16,012,000            564,000           6,602,000
                                                                               -----------        -----------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................         $65,259,000        $93,928,000        $124,045,000
                                                                               ===========        ===========        ============

See condensed notes to consolidated financial statements

                              ARIS INDUSTRIES INC.
                                AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                            Thirty-Nine Weeks Ended
                                                       -----------------------------------
                                                       November 2,            October 28,
                                                          1996                   1995
                                                       ------------           ------------


NET REVENUES ....................................        $124,703,000         $130,016,000
                                                         ------------         ------------

OPERATING COSTS:
Cost of sales ...................................          99,482,000          101,805,000
Selling and administrative ......................          21,861,000           22,414,000
Production facility shutdown costs ..............                 --               531,000
                                                          -----------          -----------
TOTAL OPERATING COSTS ...........................         121,343,000          124,750,000
                                                          -----------          -----------

INCOME BEFORE INTEREST AND DEBT EXPENSE,
 SALE OF SUBSIDIARY, INCOME TAXES AND
 EXTRAORDINARY ITEM .............................           3,360,000            5,266,000
INTEREST AND DEBT EXPENSE, NET ..................           6,333,000            7,150,000
                                                          -----------          -----------

LOSS BEFORE SALE OF SUBSIDIARY, INCOME
 TAXES AND EXTRAORDINARY ITEM ...................          (2,973,000)          (1,884,000)

SALE OF SUBSIDIARY:
 Gain on sale of Perry Manufacturing Company ....           7,077,000                  --

INCOME TAXES ....................................             303,000              129,000
                                                           ----------          -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM .........           3,801,000           (2,013,000)

EXTRAORDINARY ITEM:
 Gain on debt forgiveness .......................          11,527,000                  --
                                                          -----------          -----------
NET INCOME (LOSS) ...............................         $15,328,000          ($2,013,000)
                                                          ===========          ===========

PER SHARE DATA:
 Income (loss) before extraordinary item ........               $0.32               ($0.17)
 Extraordinary item .............................                0.97                  --
                                                          -----------          -----------
NET INCOME (LOSS) ...............................               $1.29               ($0.17)
                                                          ===========          ===========

Weighted average number of common
 and common equivalent shares ...................          11,925,416           11,925,416

See condensed notes to consolidated financial statements

                      ARIS INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                               Thirteen Weeks Ended
                                                           ---------------------------
                                                           November 2,     October 28,
                                                              1996            1995
                                                           -----------     -----------
NET REVENUES ........................................      $55,570,000     $54,118,000
                                                           -----------     -----------
OPERATING COSTS:
Cost of sales .......................................       42,955,000      42,285,000
Selling and administrative ..........................        7,950,000       8,496,000
Production facility shutdowncosts ...................             --              --
TOTAL OPERATING COSTS ...............................       50,905,000      50,781,000
                                                           -----------     -----------
INCOME BEFORE INTEREST AND DEBT EXPENSE,
  SALE OF SUBSIDIARY, INCOME TAXES AND
  EXTRAORDINARY ITEM ................................        4,665,000       3,337,000

INTEREST AND DEBT EXPENSE, NET ......................        1,878,000       2,530,000
                                                           -----------     -----------

INCOME BEFORE SALE OF SUBSIDIARY, INCOME
  TAXES AND EXTRAORDINARY ITEM ......................        2,787,000         807,000

SALE OF SUIBSIDIARY:
  Gain on sale of Perry Manufacturing Company .......        7,077,000            --

INCOME TAXES ........................................          448,000         163,000
                                                           -----------     -----------
INCOME BEFORE EXTRAORDINARY ITEM ....................        9,416,000         644,000

EXTRAORDINARY ITEM:
  Gain on debt forgiveness ..........................       11,527,000            --
                                                           -----------     -----------
NET INCOME ..........................................      $20,943,000     $   644,000
                                                           ===========     ===========
PER SHARE DATA:
  Income before extraordinary item ..................            $0.79           $0.05
  Extraordir~ary item ...............................             0.97            --
                                                           -----------     -----------
NET INCOME ..........................................            $1.76           $0.05
                                                           ===========     ===========

Weighted average number of common
  and common equivalent shares ......................       11,925,416      11,925,416

See condensed notes to consolidated financial statements

                              ARIS INDUSTRIES INC.
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                  Thirty Nine Weeks Ended
                                                                               ------------------------------
                                                                                November 2,       October 28,
                                                                                   1996              1995
                                                                               ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ......................................................     $ 15,328,000      ($ 2,013,000)

  Adjustments to reconcile net income/(loss) to net cash
    used in operating activities:
    Depreciation and amortization ........................................        1,227,000         2,417,000
    Gain on sale of subsidiary ...........................................       (7,077,000)             --
    Gain on debt forgiveness .............................................      (11,527,000)             --
  Change in assets and liabilities:
    Decrease in restricted cash                                                        --              10,000
    (Increase) in receivables ............................................      (26,014,000)      (19,555,000)
    Decrease/(increase) in inventories ...................................        6,266,000        (6,885,000)
    (Increase) in prepaid expenses and other current assets ..............         (368,000)       (1,146,000)
    Decrease/(increase) in other assets ..................................           15,000           (64,000)
    Increase in trade acceptances ........................................        1,471,000         1,108,000
    (Decrease)/increase in accounts payable--trade .......................         (364,000)          700,000
    (Decrease) in accrued expenses and other current liabilities .........       (2,747,000)         (551,000)
    (Decrease) in other liabilities ......................................          (13,000)         (191,000)
                                                                               ------------      ------------
      Total Adjustments ..................................................      (39,131,000)      (24,157,000)
                                                                               ------------      ------------
        Net cash used in operating activities ............................      (23,803,000)      (26,170,000)
                                                                               ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...................................................         (217,000)       (1,260,000)
  Proceeds from sale of assets ...........................................             --             189,000
  Proceeds from sale of subsidiary .......................................       40,857,000              --
                                                                               ------------      ------------
        Net cash provided by/(used in) investing activities ..............       40,640,000        (1,071,000)
                                                                               ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of long-term debt ...................................      (40,857,000)       (1,325,000)
  Proceeds from issuance of long term debt ...............................        4,926,000              --
  Net proceeds from bank line of credit ..................................       17,000,000        27,500,000
                                                                               ------------      ------------
        Net cash (used in)Iprovided by financing activities ..............      (18,931,000)       26,175,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH ..................................             --               4,000

NET DECREASE IN CASH AND CASH EQUIVALENTS ................................       (2,094,000)       (1,062,000)

CASH AND CASH EQUIVALENTS1 BEGINNING OF PERIOD ...........................        2,318,000         3,086,000
                                                                               ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD .................................     $    224,000      $  2,024,000
                                                                               ============      ============

CASH PAID DURING THE YEAR FOR:
  Interest ...............................................................     $  3,106,000      $  7,084,000
  Income Taxes ...........................................................          106,000           184,000

See notes to consolidated financial statements

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheets as of November 2, 1996 and October 28, 1995, the consolidated statements of operations for the thirty-nine and thirteen-week periods ended November 2, 1996 and October 28, 1995, and the consolidated statements of cash flows for the thirty-nine week periods ended November 2, 1996 and October 28, 1995 were all prepared by the Company without audit. In management's opinion, adjustments consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in cash flow for this period have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or abridged in this submission. It is suggested, therefore, that these consolidated statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1996. The operating results for the thirty-nine and thirteen week periods ended November 2, 1996 are not necessarily indicative of the operating results for the fiscal year ending December 31, 1996 (changed from February 1, 1997 fiscal year end). Effective September 30, 1996, the Company sold 100% of the stock of an operating subsidiary, Perry Manufacturing Company ("Perry") for a total consideration of approximately $55,384,000, and reduced its indebtedness to Heller Financial, Inc. ("Heller") from approximately $53,000,000 to $1,000,000.

The operating results for the thirty-nine and thirteen week periods ended November 2, 1996 include Perry's operating results through September 30, 1996 and also include a gain of $18,604,000 resulting from the sale of Perry and the reduction of indebtedness to Heller. Certain reclassifications have been made to the prior quarter financial statements to conform with the presentation in the current quarter.

2.  DEBT SERVICE

The Company's long-term indebtedness consists of the debt obligations of the Company to Heller Financial, Inc. ("Heller"), BNY Financial Corporation ("BNY") and AIF-II, L.P., a Delaware limited partnership and an affiliate of Apollo Advisors, L.P. ("AIF II").

o Effective September 30, 1996, the Company sold 100% of the stock of a wholly-owned subsidiary, Perry Manufacturing Company ("Perry") to Page Holding Company, a company controlled by William K. Woltz, Jr., the CEO of Perry (the "Perry Sale"). The total consideration was approximately $55,384,000 consisting of $40,857,000 paid by the purchaser, $11,527,000 in forgiveness of indebtedness, and the assumption of approximately $3,000,000 of Perry debt by the purchaser. The proceeds of this sale (including forgiveness of indebtedness), were applied to reduce the Company's debt obligations to Heller from approximately $53,000,000 of principal and accrued interest to only $1,000,000. The Company retains ownership of Europe Craft Imports, Inc.("ECI"), its sole remaining operating subsidiary.

     Effective September 30, 1996, the Company entered into an amendment and restatement of its Senior Secured Note Agreement with Heller("Amended Heller Agreement"), pursuant to which Heller received a note in the principal amount of $1,000,000 ("New Heller Note"), with a maturity date of November 2, 2001, with interest at 10% per annum, such interest to accrue and be added to principal, on a quarterly basis in arrears and to be due and payable November 2, 2001. Pursuant to the Amended Heller Agreement, Heller forgave all other indebtedness of the Company to Heller remaining after application of the proceeds of the Perry Sale, and eliminated all financial covenants. Heller retained a pledge of the stock (but not the assets) of ECI, the Company's remaining operating subsidiary. The New Heller Note provides that no principal or interest be paid on the Company's indebtedness to both BNY and AIF-II until all principal and interest on the New Heller Note is paid in full.

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

                  Year              Amount
                  ----             ----------
                  1997 ....        $  300,000
                  1998 ....           300,000
                  1999 ....           500,000
                  2000 ....           600,000
                  2001 ....         1,100,000
                  2002 ....         4,200,000

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

4.  INVENTORIES

                              November 2     February 3       October 28
                                 1996            1996             1995
                              ----------     ----- ----       -----------
                                           (In Thousands)

 Finished goods ..........     $5,089          $18,681         $25,002
 Work-in process .........        -0-            7,493           8,314
 Raw materials ...........        -0-            9,098           8,849
                               ------          -------         -------
                               $5,089          $35,272         $42,165
                               ======          =======         =======

5. DISPOSITIONS

The Company completed a transaction on September 30, 1996 in which it sold 100% of the stock of its wholly owned subsidiary, Perry Manufacturing Company, to Page Holding Company.

The significant terms of the transaction called for the company to receive total consideration of approximately $55,384,000, consisting of $40,857,000 paid by the purchaser, $11,527,000 in forgiveness of indebtedness and the assumption of approximately $3,000,000 of Perry debt by the purchaser. The proceeds of this sale (including forgiveness of indebtedness) were applied to reduce the Company's debt obligations to Heller Financial Inc., from approximately $53,000,000 of principal and accrued interest to only $1,000,000.

The following pro forma information is presented assuming the sale of Perry had been completed at the beginning of the Company's current fiscal year. Pro forma adjustments have been made to exclude the operating results of Perry and to decrease interest expense for loans repaid from the proceeds of the transaction.

                                                  Historical       Pro Forma
                                                  ----------       ---------
(Unaudited, in thousands, except earnings per share)

Revenue .......................................    $124,703         $60,064
Gross profit ..................................      25,221          17,234
Selling, general and administrative
 expenses .....................................      21,861          14,896
Interest expense ..............................       6,333           1,812
(Loss) income before taxes ....................      (2,973)            526
Income tax expense ............................         303             332
(Loss) income from continuing operations ......      (3,276)            194
(Loss) income per share, continuing operations        (0.27)           0.02

6. INCOME TAXES

Due to a significant net operating loss carryforward, the Company does not anticipate paying any federal income taxes for the fiscal year ending December 31, 1996, except for the alternative minimum income tax which was part of the 1986 Tax Reform Act. As a result of the extraordinary gain recognized by the Company due to the sale of its Perry Manufacturing

Company subsidiary, the Company will utilize approximately $12,000,000 of net operating loss carryforwards. Approximately $88,000,000 of tax net operating loss carryforwards remain to offset future federal taxable income.

SFAS 109 requires a valuation allowance to be recognized for those deferred tax assets that may not be realized. At November 2, 1996, the Company had gross deferred tax assets of approximately $37,130,000. At this time, the Company has determined that such a valuation allowance be equal to the gross federal deferred tax asset, except for a portion of the alternative minimum tax credit carryforwards. The alternative minimum tax credit carryforwards do not expire, and in the Company's opinion, it is more likely than not that a portion of this credit carryforward will be realized. The valuation allowance was decreased by a net amount of $3,687,000 in connection with the extraordinary gain incurred on the Perry Sale and the reduction of indebtedness to Heller on September 30, 1996, partially offset by the losses from operations for the thirty-nine weeks ended November 2, 1996.

7. PER SHARE DATA

Income per share for the thirteen and thirty-nine week periods ended November 2, 1996 was computed based upon the weighted average number of common shares outstanding during such period. Anti-dilutive common stock equivalents were not included in the computation.

8. CONTINGENCIES

The Company and/or its subsidiaries, in the ordinary course of their business, from time to time may be the subject of, or a party to, various legal actions involving private interests. While the Company cannot guaranty the outcome of any litigation, the Company and/or its subsidiaries believe that any ultimate liability arising from any such actions which may be pending will not have a material adverse effect on its consolidated financial position at November 2, 1996.

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

     o The Company has only one remaining operating subsidiary, Europe Craft Imports, Inc. ("ECI") and is dependent on the revenues and profitability of ECI within ECI's product lines. The Company does not have a diversified group of operating subsidiaries, either within the apparel industry or in other industries.

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

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

As of November 2, 1996, the Company had working capital of approximately $15,000,000 as compared to $30,540,000 at February 3, 1996 and $36,976,000 at
October 28, 1995. The decrease in working capital from February 3, 1996 to November 2, 1996 is attributable to exclusion of the working capital of the Perry Manufacturing Company ("Perry") subsidiary, which was sold on September 30, 1996.

The Company's debt repayments previously scheduled for the thirty-nine weeks ended November 2, 1996 were deferred or paid in kind pursuant to amendments to the Company's loan agreements. During this period, the Company financed its capital expenditures principally through internally generated funds.

As described below, effective September 30, 1996, the Company's debt obligations to its senior secured lender, Heller Financial, Inc.("Heller") were reduced from approximately $53,000,000 of principal and accrued interest to only $1,000,000("New Heller Note"), with principal and interest on the New Heller Note not required to be paid until November 2, 2001. Furthermore, all financial covenants in the Company's note agreement with Heller were eliminated. The New Heller Note provides that no principal or interest be paid on the Company's indebtedness to both BNY and AIF-II until all principal and interest on the New Heller Note is paid in full.

On May 1, 1996, the Company entered into amendments of its note agreements with its junior secured lenders, BNY Financial Corporation("BNY") and AIF-II, L.P ("AIF-II"), whereby the quarterly interest payments under such notes due for the period May 6, 1996 through February 3, 1997 inclusive will not be made in cash and instead will be added to the principal of such notes. Accordingly, the Company's next required debt service payments are the quarterly interest payments to BNY and AIF-II due May 3, 1997. The Company believes that its current cash resources, together with available credit facilities and cash flow from operations, assuming the Company's present business plans are met, will be sufficient for the Company's ongoing working capital needs, for the fiscal year ending December 31, 1996 and for the period ending prior to May 3, 1997.

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

DEBT SERVICE AND CAPITAL NEEDS

The Company's long-term indebtedness consists of the debt obligations of the Company to Heller Financial, Inc. ("Heller"), BNY Financial Corporation ("BNY") and AIF-II, L.P., a Delaware limited partnership and an affiliate of Apollo Advisors, L.P. ("AIF-II").

     o Effective September 30, 1996, the Company sold 100% of the stock of a wholly-owned subsidiary, Perry Manufacturing Company ("Perry") to Page Holding Company, a company controlled by William K. Woltz, Jr., the CEO of Perry (the "Perry Sale"). The total consideration was approximately $55,384,000 consisting of approximately $40,857,000 paid by the purchaser, $11,527,000 in forgiveness of indebtedness, and the assumption of approximately $3,000,000 of Perry debt by the purchaser. The proceeds of this sale, (including forgiveness of indebtedness), were applied to reduce the Company's debt obligations to Heller from approximately $53,000,000 of principal and accrued interest to only $1,000,000. The Company retains ownership of Europe Craft Imports, Inc.("ECI"), its sole remaining operating subsidiary.

         Effective September 30, 1996, the Company entered into an amendment and restatement of its Senior Secured Note Agreement with Heller("Amended Heller Agreement"), pursuant to which Heller received a note in the principal amount of $1,000,000 ("New Heller Note"), with a maturity date of November 2, 2001, with interest at 10% per annum, such interest to accrue and be added to principal, on a quarterly basis in arrears and to be due and payable November 2, 2001. Pursuant to the Amended Heller Agreement, Heller forgave all other indebtedness of the Company to Heller remaining after application of the proceeds of the Perry Sale, and eliminated all financial covenants. Heller retained a pledge of the stock (but not the assets) of ECI, the Company's remaining operating subsidiary. The New Heller Note provides that no principal or interest be paid on the Company's indebtedness to both BNY and AIF-II until all principal and interest on the New Heller Note is paid in full.

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

                  Year              Amount
                  ----             ----------
                  1997 ........    $  300,000
                  1998 ........       300,000
                  1999 ........       500,000
                  2000 ........       600,000
                  2001 ........     1,100,000
                  2002 ........     4,200,000

     o On June 30, 1993 the Company entered into a Series B Junior Secured Note Agreement with AIF II, pursuant to which AIF-II received a $7.5 million note bearing interest at 13% per annum. AIF-II shares with BNY a second lien on the stock of ECI. With the consent of AIF-II, the quarterly interest payments under such note due for the period February 5, 1996 through February 3, 1997 inclusive will not be made in cash and instead will be added to the principal of such note. AIF-II's note is required to be paid in two equal installments payable on November 3 in each of 2001 and 2002.

         Once the Heller obligations are paid in full, AIF-II and BNY will share in mandatory prepayments based upon 50% of certain "excess cash flows".

RESULTS OF OPERATIONS

The Company reported net income of $20,943,000 and $15,328,000 for the thirteen and thirty-nine weeks ended November 2, 1996, inclusive of the gain on the Perry Sale and reduction of indebtedness to Heller implemented on September 30, 1996.

The Company reported net income (before the sale of Perry and the extraordinary gain on forgiveness of indebtedness) of $2,339,000 for the thirteen weeks ended November 2, 1996, compared to net income of $644,000 for the comparable period in the prior year. During the thirteen weeks ended November 2, 1996, ECI experienced an increase in net income, partially offset by losses at Perry, whose results are included through September 30, 1996.

The Company reported a net loss (before the sale of Perry and the extraordinary gain on forgiveness of indebtedness) of $3,276,000 for the thirty-nine weeks ended November 2, 1996, compared to a net loss of $2,013,000 for the comparable period in the prior year. During the thirty-nine weeks ended November 2, 1996, ECI experienced an increase in net income, partially offset by losses at Perry, whose results are included through September 30, 1996.

At ECI, the increase in net income for the thirteen week period was due to increased revenues which resulted from improved product, favorable cooler weather and improvement in the retail apparel environment, as well as due to initiatives introduced to reduce overhead and increased gross margins. The increased revenues resulted in increased margins. The decrease in net income at ECI for the thirty-nine week period was due to results in the first two quarters, which were impacted by a general slowdown in the retail apparel environment which caused a decrease in revenue, as well as the selling of certain inventory which adversely impacted gross margins during the first two quarters.

The decrease in net income at Perry for the thirteen and thirty-nine week periods was primarily due to gross margins being adversely affected by the difficulty in obtaining knit fabric which caused production and factory inefficiencies and price pressure from major retail customers.

The Company's revenues increased from $54,118,000 during the thirteen week period ended October 28, 1995 to $55,570,000 during the thirteen week period ended November 2, 1996. The Company's revenues decreased from $130,016,000 during the thirty-nine week period ended October 28, 1995 to $124,703,000 during the thirty-nine week period ended November 2, 1996. The revenue increase of $1,452,000 for the thirteen week period ended November 2, 1996 compared to the same period in the prior year was due to an increase in revenues at ECI of $8,425,000 offset by a decrease in revenues at Perry of $6,973,000 due to the exclusion of revenues of Perry from and after the date of the Perry Sale, September 30, 1996. The revenue decrease of $5,313,000 for the thirty-nine week period ended November 2, 1996 compared to the same period in the prior year was due to the decrease in Perry revenue contribution of $6,703,000, which revenue was excluded from and after the Perry Sale on September 30, 1996, partially offset by an increase in revenues at ECI of $1,390,000.

The increases in revenues at ECI for the thirteen and thirty-nine weeks ended November 2, 1996 compared to the same periods in the prior year were due to improved product together with favorable cooler weather and improvement in the retail apparel environment in the third quarter.

Costs of Sales for the thirteen week period ended November 2, 1996 as a percentage of revenue was 77.3% compared to 78.1% of revenues for the thirteen week period ended October 28, 1995. This reduction in this percentage was primarily due to gross margin percentages increasing at ECI over the comparable period in the prior year as a result of early sell throughs at the retail level aided by the favorable cool weather along with an increase in the proportion of branded product, compared to private label, sales of ECI. The increase in gross margin percentages at ECI was partially offset by lower gross margins at Perry, whose results were included through September 30, 1996, and which had been experiencing knit fabric problems due to its primary supplier of knit fabric closing down their knit facilities which created manufacturing inefficiencies.

Costs of Sales for the thirty-nine week period ended November 2, 1996 as a percentage of revenue was 79.8% compared to 78.3% of revenue for the thirty-nine week period ended October 28, 1995. At ECI, gross margins increased due to the cooler weather in the third quarter along with the increase in the proportion of branded product, compared with private label, sales at ECI. This percentage increase in gross margins was offset by lower gross margins at Perry, whose results were included through September 30, 1996, and which had been adversely affected by the difficulty in obtaining knit fabric which caused production and manufacturing inefficiencies.

Selling and Administrative expenses as a percentage of revenues for the thirteen and thirty-nine weeks ending November 2, 1996 were 14.3% and 17.5% compared to 15.7% and 17.2% for the thirteen and thirty-nine weeks ended October 28, 1995. The percentage decrease for the thirteen weeks ended November 2, 1996 from the comparable period in the prior year was due primarily to the overall reduction of expenses at ECI. The percentage increase for the thirty-nine week period from the comparable period in the prior year was due to Perry opening a warehouse and distribution center in Miami, Florida, near its Caribbean manufacturing base during the second quarter of fiscal 1995, offset by an overall reduction in expenses at ECI.

Selling and Administrative expenses for the thirteen week period ended November 2, 1996 were $7,950,000 compared to $8,496,000 for the thirteen week period ended October 28, 1995, a decrease of $546,000 or 6.4%. Selling and Administrative expenses for the thirty-nine week period ended November 2, 1996 were $21,861,000 compared to $22,414,000 for the thirty-nine week period ended October 28, 1995, a decrease of $553,000 or 2.5%. Selling and Administrative expenses decreased for the thirteen and thirty-nine week period ended November 2, 1996 over the comparable period in the prior year due to cost savings at ECI realized from its 1995 repositioning program and the completion of the move of ECI from its California warehouse to its new warehouse facility in New Jersey, along with the exclusion of Perry expenses from and after its sale on September 30, 1996.

Interest and debt expense for the thirteen and thirty-nine week periods ended November 2, 1996 decreased by $652,000 or 25.8% and $817,000 or 11.4% compared to the thirteen and thirty-nine week periods ended October 28, 1995. This decrease is primarily due to the sale of Perry on September 30, 1996 which reduced the Heller debt and corresponding interest after such date, as well as the exclusion of Perry debt expense after September 30, 1996. In addition, there was a reduction in the prime lending rate from the comparable periods last year for both Aris' and Perry's variable rate debt of approximately 50 basis points.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 2 CHANGES IN SECURITIES

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

On December 10, 1996, the Company determined to change its fiscal year to the calendar year ending December 31st rather than a 52-53 week year ending on the Saturday closest to January 31st. The Company's Annual Report on Form 10K for the fiscal year ending December 31, 1996 will cover the transition period. The Company determined to change its fiscal year end to the calendar year ending December 31 so its tax and financial accounting fiscal years would end on the same date and to better reflect the seasonal nature of the Company's apparel business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS - NONE

(b)  REPORTS ON FORM 8-K

     1. Current Report on Form 8-K dated September 30, 1996 with respect to the sale by the Company, effective September 30, 1996, of 100% of the stock of a wholly-owned subsidiary, Perry Manufacturing Company ("Perry"), and the application of the proceeds of this sale (including forgiveness of indebtedness), to reduce the Company's debt obligations to Heller Financial, Inc. from approximately $53,000,000 of principal and accrued interest to only $1,000,000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ARIS INDUSTRIES, INC.
                                               (Registrant)

Date: December 12, 1996                  By      /s/ PAUL SPECTOR
                                            ------------------------------
                                            Paul Spector,
                                            Senior Vice President
                                            Chief Financial Officer

                                        By     /s/ VINCENT F. CAPUTO
                                            -------------------------------
                                            Vincent F. Caputo,
                                            Vice President
                                            Assistant Secretary and
                                             Assistant Treasurer