Form 10-K
period 1996-12-31
ARIS INDUSTRIES INC
filed 1997-03-20
CIK 100979

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the fiscal year ended                        Commission File Number 1-4814
DECEMBER 31, 1996

                              ARIS INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            NEW YORK                                           22-1715274
-------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)



  475 FIFTH AVENUE, NEW YORK, NEW YORK                           10017
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code:  (212) 686-5050

Securities registered pursuant to Section 12(b) of the Act:  NONE.

Securities registered pursuant to Section 12(g) of the Act:

                COMMON STOCK, PAR VALUE ONE ($.01) CENT PER SHARE
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 3, 1997, 11,852,544 shares of the registrant's Common Stock were outstanding. The aggregate market value of the 2,665,201 shares of voting stock of the registrant held by non-affiliates of the registrant at March 3, 1997 was $999,450.

                              ARIS INDUSTRIES, INC.

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART I.....................................................................  4

      Item 1.     Business.................................................  4
      Item 2.     Properties...............................................  9
      Item 3.     Legal Proceedings........................................  9
      Item 4.     Submission of Matters to a Vote of Security
                  Holders.................................................. 10

PART II.................................................................... 10

      Item 5.     Market for Registrant's Common Equity
                  and Related Security Holder Matters...................... 10
      Item 6.     Selected Financial Data.................................. 11
      Item 7.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation............. 13
      Item 8.     Financial Statements and Supplementary Data.............. 27
      Item 9.     Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure................... 27

PART III................................................................... 27

      Item 10.    Directors and Executive Officers of the
                  Registrant............................................... 27
      Item 11.    Executive Compensation................................... 30
      Item 12.    Security Ownership of Certain Beneficial
                  Owners and Management.................................... 39
      Item 13.    Certain Relationships and Related
                  Transactions............................................. 42

PART IV.................................................................... 45

      Item 14.    Exhibits, Financial Statement, Schedules and
                  Reports on Form 8-K...................................... 45

SIGNATURES................................................................. 51

EXHIBIT 21        List of Subsidiaries..................................... 81

EXHIBIT 23        Consent of Deloitte & Touche LLP.........................E-1

                                    PART I


Item 1.     Business.

Aris Industries, Inc. (the "Company", the "Registrant" or "Aris") owns and operates Europe Craft Imports, Inc. ("ECI"), a designer and importer of "Members Only" and private label mens' outerwear and sportswear as well as "Perry Ellis" mens' and "Perry Ellis America" mens' and boys' outerwear. ECI is also the licensor of other fine "Members Only" products. ECI, a wholly-owned subsidiary, was acquired by the Company in 1987. The Company was incorporated in the State of New York in 1947.

On September 30, 1996, the Company sold 100% of the stock of another wholly-owned subsidiary, Perry Manufacturing Company ("Perry"), which is engaged in the manufacture and distribution of ladies' sportswear and which the Company had owned since 1987.

Narrative Description of Businesses

ECI designs, imports and distributes mens' outerwear, including cloth and leather jackets, and mens' sportswear, including knit shirts, under the "Members Only" and other tradenames.

ECI has been granted licenses to manufacture and distribute mens' outerwear under the "Perry Ellis" name and mens' and boys' outerwear under the "Perry Ellis America" name.

ECI also designs, develops, sources and imports mens' and boys' outerwear product lines as an agent for various national store chains selling such products under ECI's name or through their own private label divisions.

The products of ECI are marketed nationally in department stores, specialty stores and national retail chains, and through distributorships in other parts of North America and South America. ECI has also commenced selling some of its products in Europe. ECI also operates three stores located in factory outlet malls.

Members Only Licensing Program

ECI has granted licenses of the "Members Only" trademark to licensees for mens' woven shirts, mens' tailored suits and sportcoats, mens' and boys' hosiery and socks and eyeglasses, among others. During the 1996 fiscal year, ECI undertook an initiative to expand the Members Only licensing program and entered into a new license for fragrance, cosmetics and toiletry products, as well as an umbrella license for a variety of products in the People's Republic of China ("PRC"), Hong Kong and Macau. In the first quarter of 1997, ECI entered into a new "Members Only" license for mens' footwear.

Design, Manufacturing and Importation

Generally, products sold by the Company are manufactured to the designs and specifications (including fabric selections) of designers employed by the Company's ECI subsidiary.

All of the products of ECI are manufactured overseas by independent factories each selected by ECI or its agents. In order to qualify as a manufacturer for ECI's products, factories must satisfy strict quality and delivery standards required by ECI. ECI presently imports most of its products from Hong Kong, Korea, China, Guatemala, Philippines, Bangladesh, Sri Lanka and Indonesia. Foreign independent manufacturers contract with ECI to supply apparel made pursuant to design samples and specifications. To ensure quality, ECI supervises production at these factories at various stages throughout the production process with ECI's own or its agent's own quality control teams.

Customers, Marketing and Distribution

ECI sells its products primarily to department and specialty stores and national retail chains. ECI had only one customer which accounted for more than 10% of its total revenues for the eleven month period ended December 31, 1996; this customer represented 18.5% of ECI revenues for such period. Although ECI has traditionally had strong relationships with this customer, the loss of such customer could have a material adverse effect on the Company.

Competition

The products of ECI are sold to components of the consumer market which places a premium on identifiable brand names. ECI competes with other apparel manufacturers based on style, quality, value and brand recognition. Although ECI sells its products to retail customers, it also competes with such retailers' "private label" apparel lines. ECI's apparel products are sold on the main selling floor areas of its retail store customers and are facing increasing competition from such customer's expanded dedication of retail floor space to "designer collections".

The Apparel Industry

The apparel industry is volatile and unpredictable due to cyclical and seasonal swings caused, in part, by consumer buying patterns, weather conditions and other factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operation Forward Looking Statements" for a broader discussion of risks and factors affecting the apparel industry and the Company in particular.

Due to the lead time necessary for fabric delivery, product design, manufacture and distribution, apparel importers such as the Company must make commitments prior to the related selling season to purchase inventory sufficient to cover the volume of apparel they expect to sell. Increasingly, retail customers of the Company are ordering their products closer to the actual delivery date and selling season; in order for the Company to deliver such products on time, it must often commit to production in advance of obtaining hard orders from its retail customers.

ECI, which sells primarily outerwear, is particularly impacted by unusually warm weather or the late arrival of cold weather.

ECI utilizes lines of credit to finance inventory purchases and production costs. Most of ECI's sales are factored with terms of sales maturing in a period of 30-60 days. ECI factors on a maturity basis and pays interest and commission charges.

Materials and Supplies

The principal raw materials used by the Company's apparel manufacturing contractors are fabrics made from natural fibers, leather, synthetics and blends. In addition, such manufacturers use yarn, thread and accessories such as buttons, snaps, elastic and zippers which are purchased from many suppliers. The Company believes the raw materials currently used in its products are readily available at comparable prices and quality from sources other than those now being used.

Trademarks

The Company has registered a variety of trade names, service marks and trademarks ("Trademarks") with the United States Patent and Trademark Office renewable for as long as the use thereof continues, including "Members Only" Trademarks. The Company considers certain of its Trademarks to be of material importance to its business and actively defends and enforces such Trademarks.

The Company also holds licenses to manufacture and distribute certain apparel products under the "Perry Ellis" and "Perry Ellis America" Trademarks which it considers to be of material importance to its business.

Employees

As of December 31, 1996, the Company and its subsidiaries had approximately 134 full and part-time employees, none of whom are covered by collective bargaining agreements except for approximately 15 employees at ECI's New Jersey warehouse. The Company regards its employee relations as satisfactory.

Foreign Sales

Although ECI exports products to Canada, Mexico and South America, these do not comprise a significant portion of the Company's sales.

Segment Data

The Company is in the single industry of designing, manufacturing, importing and distributing apparel.

Financing

The Company's long-term indebtedness consists of the debt obligations of the Company to Heller Financial, Inc. ("Heller"),
BNY Financial Corporation ("BNY") and AIF-II, L.P., a Delaware limited partnership and an affiliate of Apollo Advisors, L.P. ("AIF II").

o Effective September 30, 1996, the Company sold 100% of the stock of a wholly-owned subsidiary, Perry Manufacturing Company ("Perry") to Page Holding Company, a company controlled by William K. Woltz, Jr., the CEO of Perry (the "Perry Sale"). The total consideration was $54,719,000 consisting of $40,857,000 paid by the purchaser, $10,862,000 in forgiveness of indebtedness, and assumption of approximately $3,000,000 of Perry debt. The proceeds of this sale (including forgiveness of indebtedness), were applied to reduce the Company's debt obligations to Heller from approximately $53,000,000 of principal and accrued interest to only $1,665,000, which includes principal of $1,000,000 and accrued interest of $665,000. The Company retains ownership of Europe Craft Imports, Inc.("ECI"), its sole remaining operating subsidiary.

      Effective September 30, 1996, the Company entered into an amendment and restatement of its Senior Secured Note Agreement with Heller ("Amended Heller Agreement"), pursuant to which Heller received a note in the principal amount of $1,000,000("New Heller Note"), with a maturity date of November 2, 2001, with interest at 10% per annum, and a warrant to purchase 584,345 shares of the Company's common stock at an exercise price of $.01 per share. Such transaction has been accounted for as a modification of terms to the original Heller debt. Accordingly, the Company recorded the New Heller Note at the total future cash payments to be made in accordance with the Amended Heller Agreement which is principal of $1,000,000 and accrued interest of $665,000. Pursuant to the Amended Heller Agreement, Heller forgave all other indebtedness of the Company to Heller remaining after application of the proceeds of the Perry Sale, and eliminated all financial covenants. Heller retained a pledge of the stock (but not the assets) of ECI, the Company's remaining operating subsidiary. The New Heller Note provides that no principal or interest be paid on the Company's indebtedness to AIF-II until all principal and interest on the New Heller Note is paid in full. In addition, the New Heller Note allows the Company to make regularly scheduled interest payments on its indebtedness to BNY (the "BNY Note") for interest accruing after February 3, 1997 and principal payments thereon. However, if the Company makes an interest payment on the BNY Note it shall immediately make an interest payment to Heller in an amount equal to the amount of interest which shall have accrued on the New Heller Note in accordance with its terms during the same period of time for which interest is being paid pursuant to the interest payment on the BNY Note, and, if the Company makes a principal payment on the BNY Note, it shall immediately on the same day prepay the New Heller Note in an amount equal to the lesser of the principal payment on the BNY Note or the then outstanding amount of the remaining obligation on the New Heller Note.

o On June 30, 1993, the Company entered into a Series A Junior Secured Note Agreement with BNY, pursuant to which BNY received a nine-year, $7 million note, bearing interest at a rate of 7% per annum. BNY shares with AIF II a second lien on the stock of ECI. With the consent of BNY, the quarterly interest payments under such note due on and for the period May 6, 1996 through February 3, 1997 inclusive were not made in cash and instead were added to the principal of such note. BNY's note is required to be paid in six annual installments, payable on November 3 of each year commencing in 1997 as follows:

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

     In addition, on November 3, 2002, the Company is obligated to pay BNY $460,000, representing the quarterly interest payments due on and for the period May 6, 1996 through February 3, 1997, which were not paid in cash and instead added to the principal of the Note to BNY.

o On June 30, 1993 the Company entered into a Series B Junior Secured Note Agreement with AIF II, pursuant to which AIF II received a $7.5 million note bearing interest at 13% per annum. AIF II shares with BNY a second lien on the stock of ECI. With the consent of AIF II, the quarterly interest payments under such note due for the period February 5, 1996 through February 3, 1997 inclusive were not made in cash and instead were added to the principal of such note. AIF II's note is required to be paid in two equal installments payable on November 3 in each of 2001 and 2002.

     In addition, on November 3, 2002, the Company is obligated to pay AIF II $1,208,000, representing the quarterly interest due for the period February 5, 1996 through February 3, 1997, which were not paid in cash and instead added to the principal of the Note to AIF II.

     Once the Heller obligations are paid in full, AIF II and BNY will share in mandatory prepayments based upon 50% of certain "excess cash flows" as defined in the Company's note agreements with AIF II and BNY.

Implementation of 1993 Plan of Reorganization

On June 30, 1993 ("Effective Date"), the Plan of Reorganization of the Company under Chapter 11 of the U.S. Bankruptcy Code (the "Plan") became effective following confirmation by the U.S. Bankruptcy Court for the Southern District of New York.

Pursuant to the Plan, (i) Apollo Aris Partners, L.P., a Delaware limited partnership, an affiliate of AIF II ("Apollo Aris"), invested $1 million in the Company in exchange for 5,804,820 shares of the Company's Common Stock, which shares constitute approximately 48.8% of the Company's capital stock issued and outstanding as of the Effective Date, (ii) AIF II invested $6.5 million in the Company in exchange for a promissory note in the principal amount of $7.5 million issued by the Company, and (iii) the Company entered into the Senior Secured Note Agreement with Heller, the Series A Junior Secured Note Agreement with BNY and the Series B Junior Secured Note Agreement with AIF II, as described above in "Financing".

Item 2. Properties.

ECI has approximately 17,400 square feet of leased space for its executive and sales offices and showrooms in New York, and also leases approximately 29,600 square feet of space in New Jersey which serves as its general business, accounting and management information service headquarters. In March, 1996, ECI leased an additional 120,000 square feet of warehouse space adjacent to its New Jersey offices. ECI then consolidated warehouse and distribution functions at this location, and substantially reduced use of a Los Angeles independent warehouse. ECI has three retail outlet stores in Ohio, Virginia, and Tennessee with an aggregate of approximately 5,200 square feet.

Aris' executive offices were co-located with ECI's executive offices in New York on December 1, 1995. Aris' former New York office lease of approximately 3,000 square feet was subleased on April 1, 1996 for the remainder of its term through January 31, 1998.

Until 1981 the Company operated a department store in Akron, Ohio, and since that time continued to sublease 115,000 square feet of space in a shopping center. On May 1, 1996, the Company sold this leasehold interest.


Item 3. Legal Proceedings.

The Company and/or its subsidiaries, in the ordinary course of their business, from time to time may be the subject of, or a party to, various legal actions involving private interests. While the

Company cannot guaranty the outcome of any litigation, the Company and/or its subsidiaries believe that any ultimate liability arising from any such actions which may be pending will not have a material adverse effect on its consolidated financial statements at December 31, 1996.

Item 4. Submission of Matters to a Vote of Security Holders.

None during the eleven month period ended December 31, 1996.


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


================================================================================
                                     High                       Low
--------------------------------------------------------------------------------
Twelve Months
Ending February 3, 1996
--------------------------------------------------------------------------------
First Quarter                        .75                       .50
Second Quarter                       .625                      .125
Third Quarter                        .25                       .0625
Fourth Quarter                       .125                      .01
--------------------------------------------------------------------------------
Eleven Months
Ending December 31, 1996
--------------------------------------------------------------------------------
First Quarter                        .12                       .0625
Second Quarter                       .08                       .0625
Third Quarter                        .08                       .0625
Fourth Quarter                       .41                       .0625
--------------------------------------------------------------------------------

================================================================================
                                     High                       Low
--------------------------------------------------------------------------------
Twelve Months
Ending December 31, 1997
--------------------------------------------------------------------------------
First Quarter
(through date of                     .50                       .375
March 3, 1997)
================================================================================

There were approximately 4,155 shareholders of record as of March 3, 1997 and the closing bid price of a share of the Common Stock was $.375 on March 3, 1997.

Item 6. Selected Financial Data.


          SELECTED CONSOLIDATED FINANCIAL DATA - ARIS INDUSTRIES, INC.

                    (In thousands except for per share data)

================================================================================
                            11                    52-53 Weeks Ended
                          Months
                          Ended
--------------------------------------------------------------------------------
                         12/31/96    2/3/96     1/28/95     1/29/94     1/30/93
--------------------------------------------------------------------------------
Net revenues             $131,802   $173,990    $188,143    $192,583    $193,241
--------------------------------------------------------------------------------
Income (loss) from
continuing operations
before discontinued
operations and
extraordinary items        2,104     (8,057)      2,216       1,998    ( 17,285)
--------------------------------------------------------------------------------
Net income (loss)         12,966     (8,057)      2,216      31,206    ( 16,629)
--------------------------------------------------------------------------------
Primary income (loss)
per share before
discontinued
operations and
extraordinary items
per common and common       .18       (.68)       0.19        0.21       (6.18)
equivalent share
--------------------------------------------------------------------------------
Primary net income
(loss) per share           1.09       (.68)       0.19        3.29       (5.94)
--------------------------------------------------------------------------------
Total assets              44,855     93,928      98,932      97,481     100,173
--------------------------------------------------------------------------------
Long-term obligations     16,702     66,505      64,239      66,973      51,112
--------------------------------------------------------------------------------

================================================================================
                            11                    52-53 Weeks Ended
                          Months
                          Ended
--------------------------------------------------------------------------------
                         12/31/96    2/3/96     1/28/95     1/29/94     1/30/93
--------------------------------------------------------------------------------
Working capital/
(deficiency)              13,042     30,540      34,979      37,128     (16,483)
--------------------------------------------------------------------------------
Stockholders'
equity/(deficiency)       14,755       564        8,611       6,544     (27,612)
================================================================================

1. On December 10, 1996, the Company determined to change its fiscal year to the calendar year ending December 31st, rather than a 52-53 week year ending on the Saturday closest to January 31st. The period ended December 31, 1996 is a transitional period of eleven months from February 4, 1996 to December 31, 1996.

2.   No common stock dividends were paid during any of the years presented.

3. For the eleven months ended December 31, 1996, the Company had net income of $12,966,000 or $1.09 per share, inclusive of the gain of $7,786,000 on the sale of the stock of its wholly owned subsidiary, Perry Manufacturing Company, on September 30, 1996 (reduced by the write off of the cumulative effect of foreign currency translation adjustments of $1,108,000 arising from the Perry Sale), and the extraordinary gain of $10,862,000 associated with the reduction in the Company's debt to its senior secured lender, Heller Financial, Inc., from $53,000,000 to $1,665,000, which includes principal of $1,000,000 and accrued interest of $665,000.

4. The January 30, 1993 period reflects a goodwill writeoff of $7,960,000 and reorganization expenses of $600,000 in the loss from continuing operations before discontinued operations and extraordinary items.

5. Working capital deficiency at January 30, 1993 included $53,100,000 of pre-petition liabilities subject to compromise that were classified as long-term liabilities on the Company's balance sheet as of January 30, 1993 (at which time the Company was in Chapter 11); such liabilities were previously classified as current liabilities.

6. All per share data have been restated for comparative purposes to reflect one-for-ten reverse stock split effective June 30, 1993.

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operation.

Introduction

The following analysis of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements, including the notes thereto, and the "Selected Financial Data" included on pages F-1 through F-27 and Page 11, respectively, of this Annual Report.

Forward Looking Statements

Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission ("SEC"):

o The apparel industry in general is volatile and unpredictable due to cyclical and seasonal swings caused in part by consumer buying patterns.

o During the past several fiscal years, an extremely adverse environment has predominated in the retail apparel industry. Although improvement in the retail apparel environment was experienced in the latter half of 1996, adverse trends may return at any time, may severely impact the Company and increase the risk of reduced orders, loss of particular customers or particular selling programs of customers, shorter production lead times, reduced margins and earlier and more extensive borrowing against working capital lines.

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

o Interest on the Company's subsidiary level debt obligations could increase with changes in the prime lending rate.

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

o Depending upon the performance of the Company's ECI operating subsidiary, which in turn is dependent on a number of factors, including the retail apparel industry environment, the Company may be required, in the future, to obtain additional waivers under its existing corporate- level secured debt obligations and/or its subsidiary working capital lines. There are no assurances that the Company will be able to obtain such reductions in its debt service requirements.

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

o Although the Company's ECI subsidiary markets a wide variety of products, it must compete with other apparel suppliers which specialize in particular niche products which may have greater resources, reputation and efficiencies in such particular product areas.

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

o ECI imports its products primarily from manufacturing plants which it does not own. While ECI, through its agents, exercises quality control over such factories, there are inherent risks in such manufacturing which can result in delivery delays and ultimately in cancellation of orders by ECI's customers.

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

FINANCIAL CONDITION

Working Capital and Liquidity

As of December 31, 1996, the Company had working capital of approximately $13,042,000 compared to $30,540,000 at February 3, 1996. The decrease in working capital from February 3, 1996 to December 31, 1996 is primarily attributable to exclusion of the working capital of the Perry Manufacturing Company ("Perry") subsidiary, which was sold on September 30, 1996. During the eleven months ended December 31, 1996, the Company financed its capital expenditures principally through internally generated funds and related working capital lines.

As described below, effective September 30, 1996, the Company's debt obligations to its senior secured lender, Heller Financial, Inc.("Heller") were reduced from approximately $53,000,000 of principal and accrued interest to only $1,665,000("New Heller Note"), which includes principal of $1,000,000 and accrued interest of $665,000. Furthermore, all financial covenants in the Company's note agreement with Heller were eliminated.

On May 1, 1996, the Company entered into amendments of its note agreements with its junior secured lenders, BNY Financial Corporation("BNY") and AIF-II, L.P("AIF-II"), whereby the quarterly interest payments under such notes due on and for the period May 6, 1996 through February 3, 1997 inclusive were not made in cash and instead were added to the principal of such notes. Accordingly, the Company's next required debt service payments are the quarterly interest payments to BNY and AIF-II due May 3, 1997.

In addition to the interest payments due to BNY and AIF-II on May 3, 1997, the Company is also obligated to make scheduled payments of quarterly interest to BNY and AIF-II in future quarterly periods and to make scheduled annual payments of principal to BNY commencing November 3, 1997. The New Heller Note provides that no principal or interest be paid on the Company's indebtedness to AIF-II until all principal and interest on the New Heller Note is paid in full. In addition, the New Heller Note allows the Company to make regularly scheduled interest payments on the BNY Note for interest accruing after February 3, 1997 and principal payments thereon. However, if the Company makes an interest payment on the BNY Note it shall immediately make an interest payment to Heller in an amount equal to the amount of interest which shall have accrued on the New Heller Note in accordance with its terms during the same period of time for which interest is being paid pursuant to the interest payment on the BNY Note, and, if the Company makes a principal payment on the BNY Note, it shall immediately on the same day prepay the New Heller Note in an amount equal to the lesser of the principal payment on the BNY Note or the then outstanding amount of the remaining obligation on the New Heller Note. The Company is uncertain as to whether it would have sufficient cash resources to pay off the New Heller Note to permit such payments as well as to make all required interest payments, and required principal payments, if any, to Heller, AIF-II and BNY commencing May 3, 1997. The Company intends to discuss with its lenders the renegotiation of required payments so as to be in compliance with its agreements with such lenders. While such lenders have in the past granted consents to the payment of scheduled interest in kind rather than in cash, and/or the deferral of principal amortization, there are no assurances that the Company will be able to obtain such consents in the future. If the Company cannot obtain such consents or a renegotiation of payment schedules, the Company could, on quarterly payment dates from and after May 3, 1997, be in default of its obligations to such lenders.

Cash provided by operating activities during the eleven month period ended December 31, 1996 ("fiscal 1996") was $9,556,000 as compared to $10,901,000 of cash used in operating activities during the eleven month period ended December 31, 1995 ("fiscal 1995"). The decrease in funds used in operating activities in fiscal 1996 was due primarily to the income generated by ECI, partially offset by operating losses at Perry, whose results are included through September 30, 1996.

Cash provided by investing activities during fiscal 1996 was $38,802,000 as compared to $913,000 of cash used in investing activities during fiscal 1995. The change is due to the proceeds from the Perry Sale which closed on September 30, 1996 and decreases in capital expenditures during the 1996 fiscal year compared to the 1995 fiscal year. The decrease in capital expenditures is due primarily to the exclusion of Perry, which historically had higher capital expenditures than ECI, after the sale of Perry on September 30, 1996. ECI's capital expenditures increased in fiscal 1996 in connection with improvements to its new warehouse in Secaucus, New Jersey.

Cash used in financing activities during fiscal 1996 was $44,394,000 as compared to $9,951,000 of funds provided by financing activities during fiscal 1995. The change is primarily due to payment of the Company's debt to Heller from the proceeds of the Perry Sale on September 30, 1996.

Debt Service and Capital Needs

The Company's long-term indebtedness consists of the debt obligations of the Company to Heller Financial, Inc. ("Heller"), BNY Financial Corporation ("BNY") and AIF-II, L.P., a Delaware limited partnership and an affiliate of Apollo Advisors, L.P.
("AIF II").

o Effective September 30, 1996, the Company sold 100% of the stock of a wholly-owned subsidiary, Perry Manufacturing Company ("Perry") to Page Holding Company, a company controlled by William K. Woltz, Jr., the CEO of Perry (the "Perry Sale"). The total consideration was $54,719,000, consisting of $40,857,000 paid by the purchaser, $10,862,000 in forgiveness of indebtedness, and assumption of approximately $3,000,000 of Perry debt. The proceeds of this sale (including forgiveness of indebtedness), were applied to reduce the Company's debt obligations to Heller from approximately $53,000,000 of principal and accrued interest to only $1,665,000, which includes principal of $1,000,000 and accrued interest of $665,000. The Company retains ownership of Europe Craft Imports, Inc.("ECI"), its sole remaining operating subsidiary.

     Effective September 30, 1996, the Company entered into an amendment and restatement of its Senior Secured Note Agreement with Heller("Amended Heller Agreement"), pursuant to which Heller received a note in the principal amount of $1,000,000 ("New Heller Note"), with a maturity date of November 2, 2001, with interest at 10% per annum, and a warrant to purchase 584,345 shares of the Company's common stock at an exercise price of $.01 per share. Such transaction has been accounted for as a modification of terms to the original Heller debt. Accordingly, the Company recorded the New Heller Note at the total future cash payments to be made in accordance with the Amended Heller Agreement which is principal of $1,000,000 and accrued interest of $665,000.

     Pursuant to the Amended Heller Agreement, Heller forgave all other indebtedness of the Company to Heller remaining after application of the proceeds of the Perry Sale, and eliminated all financial covenants. Heller retained a pledge of the stock (but not the assets) of ECI, the Company's remaining operating subsidiary. The New Heller Note provides that no principal or interest be paid on the Company's indebtedness to AIF-II until all principal and interest on the New Heller Note is paid in full. In addition, the New Heller Note allows the Company to make regularly scheduled interest payments on the BNY Note for interest accruing after February 3, 1997 and principal payments thereon. However, if the Company makes an interest payment on the BNY Note it shall immediately make an interest payment to Heller in an amount equal to the amount of interest which shall have accrued on the New Heller Note in accordance with its terms during the same period of time for which interest is being paid pursuant to the interest payment on the BNY Note, and, if the Company makes a principal payment on the BNY Note, it shall immediately on the same day prepay the New Heller Note in an amount equal to the lesser of the principal payment on the BNY Note or the then outstanding amount of the remaining obligation on the New Heller Note.

o On June 30, 1993, the Company entered into a Series A Junior Secured Note Agreement with BNY, pursuant to which BNY received a nine-year, $7 million note, bearing interest at a rate of 7% per annum. BNY shares with AIF II a second lien on the stock of ECI. With the consent of BNY, the quarterly interest payments under such note due on and for the period May 6, 1996 through February 3, 1997 inclusive were not made in cash and instead were added to the principal of such note. BNY's note is required to be paid in six annual installments, payable on November 3 of each year commencing in 1997 as follows:

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

     In addition, on November 3, 2002, the Company is obligated to pay BNY $460,000 representing quarterly interest due on and for the period May 6, 1996 through February 3, 1997 which were not paid in cash and instead added to the principal of the note to BNY.

o On June 30, 1993, the Company entered into a Series B Junior Secured Note Agreement with AIF II, pursuant to which AIF II received a $7.5 million note bearing interest at 13% per annum. AIF II shares with BNY a second lien on the stock of ECI. With the consent of AIF II, the quarterly interest payments under such note due for the period February 5, 1996 through February 3, 1997 inclusive were not made in cash and instead were added to the principal of such note. AIF II's note is required to be paid in two equal installments payable on November 3 in each of 2001 and 2002.

     In addition, on November 3, 2002, the Company is obligated to pay AIF II $1,208,000 representing quarterly interest payments due for the period February 5, 1996 through February 3, 1997 which were not paid in cash and instead added to the principal of the Note to AIF II.

     Once the Heller obligations are paid in full, AIF II and BNY will share in mandatory prepayments based upon 50% of certain "excess cash flows" as defined in the Company's note agreements with AIF II and BNY.

Capital Expenditures

Capital expenditures were $1,409,000 for the eleven month period ended December 31, 1996 compared to $913,000 in the eleven month period ended December 31, 1995.

ECI's capital expenditures increased in fiscal 1996 in connection with improvements to its new warehouse in Secaucus, New Jersey.

Results of Operation

The 1996 Fiscal Year: The operating results for the eleven month period ending December 31, 1996 include Perry's operating results through September 30, 1996, a gain of $7,786,000 resulting from the sale of Perry (reduced by the write off of the cumulative effect of foreign currency translation adjustments of $1,108,000 arising from the Perry Sale) and an extraordinary gain of $10,862,000 on the reduction of indebtedness to Heller.

On December 10, 1996, the Company determined to change its fiscal year to the calendar year ending December 31st rather than a 52-53 week year ending on the Saturday closest to January 31st. The Company determined to change its fiscal year end to the calendar year ending December 31 so its tax and financial accounting years would end on the same date and to better reflect the seasonal nature of the Company's apparel business. The period ended December 31, 1996 consists of the eleven months ended December 31, 1996 and results of operations for this period are compared to the eleven months ended December 31, 1995.

Net Income

The Company reported net income of $12,966,000 for the eleven months ended December 31, 1996, inclusive of the gain on the sale of Perry (reduced by the cumulative effect of foreign currency translation adjustments arising from the Perry Sale) and the extraordinary gain on the reduction of indebtedness to Heller implemented on September 30, 1996.

The Company reported net income (before extraordinary gain) of $2,104,000 for the eleven months ended December 31, 1996, compared to a net loss of $4,881,000 for the eleven months ended December 31, 1995. During the eleven months ended December 31, 1996, ECI experienced an increase in net income, partially offset by losses at Perry, whose results are included through September 30, 1996.

At ECI, the increase in net income was due to an improved product, favorable cooler weather, improvement in the retail apparel environment, and initiatives introduced to reduce overhead and increase gross margins.

The decrease in net income at Perry through September 30, 1996 was primarily due to gross margins being adversely affected by the difficulty in obtaining knit fabric which caused production and factory inefficiencies and price pressure from major retail customers.

The Company's revenues decreased from $159,264,000 during the eleven month period ended December 31, 1995 to $131,802,000 during the eleven month period ended December 31, 1996. The revenue decrease of $27,462,000 for the eleven month period ended December 31, 1996 compared to the same period in the prior year was due to the decrease in Perry revenue contribution of $25,568,000, which revenue was excluded from and after the Perry Sale on September 30, 1996, along with a decrease in revenues at ECI of $1,894,000.

The decrease in revenues at ECI for the eleven months ended December 31, 1996 compared to the same period in the prior year were due to a large reduction in sales to certain private label customers, who used ECI as a direct merchandise supplier, partially offset by an increase in branded business along with improved product together with favorable cooler weather and improvement in the retail apparel environment in the second half of the year.

Costs of Sales

Costs of Sales for the eleven month period ended December 31, 1996 as a percentage of revenue was 79.4% compared to 79.8% of revenues for the eleven month period ended December 31, 1995. The reduction in this percentage was primarily due to gross margin percentages increasing at ECI over the comparable period in the prior year as a result of early sell throughs at the retail level aided by the favorable cool weather along with an increase in the proportion of branded product, compared to private label, sales of ECI. The increase in gross margin percentages at ECI was partially offset by lower gross margins at Perry, whose results were included through September 30, 1996, and which had been experiencing knit fabric problems due to its primary supplier of knit fabric closing down their knit facilities which created manufacturing inefficiencies.

Selling and Administrative Expenses

Selling and Administrative expenses as a percentage of revenues for the eleven months ended December 31, 1996 were 19.3% compared to 17.4% for the eleven months ended December 31, 1995. The percentage increase for the eleven months ended December 31, 1996 from the comparable period in the prior year was due primarily to the exclusion of Perry, which historically had a much lower Selling and Administrative expense structure, after the Perry Sale on September 30, 1996.

Selling and Administrative expenses for the eleven month period ended December 31, 1996 were $25,422,000 compared to $27,751,000 for the eleven month period ended December 31, 1995, a decrease of $2,329,000 or 8.4%. Selling and Administrative expenses decreased for the eleven month period ended December 31, 1996 over the comparable period in the prior year due to cost savings at ECI realized from its 1995 repositioning program and the completion of the move of ECI from its California warehouse to its new warehouse facility in New Jersey, along with the exclusion of Perry expenses from and after its sale on September 30, 1996.

Interest and Debt Expense

Interest and debt expense for the eleven month period ended December 31, 1996 decreased by $2,000,000 or 22.7% compared to the eleven month period ended December 31, 1995. This decrease is primarily due to the sale of Perry on September 30, 1996 which reduced the Heller debt and corresponding interest after such date, as well as the exclusion of Perry debt expense after September 30, 1996. In addition, there was a reduction in the prime lending rate from the comparable periods last year for both Aris' and Perry's variable rate debt of approximately 50 basis points.

The 1995 Fiscal Year: The Company reported a net loss of $8,057,000 for the 1995 fiscal year (twelve months ending February 3, 1996) as compared to net income of $2,216,000 for the 1994 fiscal year (twelve months ending January 28, 1995). Decreases in net income were experienced at both Perry and ECI.

The decrease in net income at Perry was due to a decrease in sales of $4,102,000 which caused a related decrease in gross profit. In addition, margins were adversely affected due to a restructuring charge of $430,000 as a result of transferring sewing capacity from Perry's Costa Rica subsidiary to its subsidiaries located in El Salvador and Honduras as well as additional interest costs of $585,000 due to increases in the prime rate from the prior year and additional borrowing from Perry's factors.

At ECI, the decrease in net income was due to a general slowdown in the retail apparel environment resulting in a reduction in sales of $10,051,000 which caused a related decrease in gross profit. In addition, during the 1995 fiscal year, ECI was impacted by approximately $3,100,000 of costs incurred as part of a repositioning program. Interest costs increased by $450,000 for the same reasons as at Perry described above. ECI was further negatively impacted by a California public warehouse utilized by ECI having encountered severe financial difficulties which required ECI to find alternative warehousing which increased warehousing costs.

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

Cost of Sales

The cost of sales of the Company represented 77.8% and 80.5% of revenues for the fiscal years 1994 and 1995 respectively. This percentage increase was due to lower margins at both Perry and ECI. At Perry, margins were adversely affected by the unusually adverse retail environment that caused customers to shift orders to future periods which in turn caused some unfavorable manufacturing variances, in addition to the loss of a customer which accounted for $10,390,000 of sales during fiscal 1994 at a significant gross margin percentage. The wind-down of Perry's Costa Rican subsidiary and subsequent transfer of sewing operations to El Salvador and Honduras resulted in closure and startup costs that impacted cost of sales. At ECI, margins were affected by the general slowdown in the retail environment, sale of slow moving inventory and continued pressure to reduce margins by major retailers.

Selling and Administrative Expenses

Selling and administrative expenses increased $353,000 or 1.1% from fiscal 1994 to 1995. Selling and administrative expenses as a percentage of revenue were 18.4% in fiscal 1995 as compared to 16.8% for fiscal 1994. The percentage increase for the 1995 fiscal year as compared to the same period in fiscal 1994 was due to a significant decrease in sales that could not be offset by a corresponding decrease in expenses due to the fixed nature of much of the Company's expense structure.

Perry's selling and administrative expenses increased due to Perry, whose manufacturing base is in the Caribbean basin, opening a warehouse and distribution center in Miami during fiscal 1995. This facility cost increase has been offset by the gain on the sale by Perry of a manufacturing facility in North Carolina.

ECI's selling and administrative expense increased during fiscal 1995, as compared to the same period in fiscal 1994 due to the public warehouse being used by ECI in California having encountered financial difficulties, which required ECI simultaneously to utilize a second warehouse while it shipped and removed goods from the troubled warehouse. This increased warehouse expenses along with legal and professional fees necessary to terminate ECI's relationship with the original warehouse. In addition, ECI settled a lawsuit, which incurred legal fees and other expenses.

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

Availability of Net Operating Loss Carryforwards

The Company has approximately $76,000,000 of net operating loss carryforwards at December 31, 1996. Any significant loss or restriction on the use of the Company's net operating loss carryforwards could have a material adverse effect upon the Company's future earnings and resulting cash flows and could limit the Company's ability to service its debt obligations. The conclusions drawn by the Company in monitoring and calculating the requirements of Section 382 of the Internal Revenue Code for activity subsequent to the Company's 1986 restructuring involve many complex and technical questions. The Internal Revenue Service could disagree with the Company's position and should such a dispute arise, it would be difficult to predict the outcome.

The Company's 1993 Plan of Reorganization should qualify under Section 382(l)(5) of the Internal Revenue Code and therefore should preserve a substantial portion of the net operating loss carryforwards of the Company.

In addition, for the eleven month period ended December 31, 1996, the Company expects to utilize approximately $11,000,000 of its net operating loss carryforward to offset taxable income, assuming that the purchaser in the Perry Sale exercises its election under Section 338(h)(10) of the Internal Revenue Code, which for tax purposes would classify the Perry Sale as a sale of the assets of Perry. Also, the Company expects to reduce the net operating loss carryforward by approximately $11,527,000 related to the exclusion of the gain on debt forgiveness from taxable income.

Reduction of Indebtedness and Effect on NOL Carryforwards

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

Ownership Changes and Effect on NOL Carryforwards

The Company believes that it and its consolidated group currently have substantial NOL carryforwards. (See Note 14 to the financial statements included in this Annual Report). Sections 382 and 383 of the Internal Revenue Code of 1986, as amended ("Code"), and Temporary and Proposed Treasury regulations implementing those sections, severely limit the amount of income each year that a loss corporation may offset with its NOL and credit carryforwards after certain changes in ownership of its stock. The Company experienced an "ownership change" for purposes of Sections 382 and 383 of the Code on June 30, 1993, the Effective Date of its Plan of Reorganization. However, the Section 382 and
Section 383 limitations should not apply to the Company's reorganization pursuant to the Plan because immediately after the Effective Date at least 50% of the Company's Common Stock was held by pre-reorganization stockholders of the Company and creditors of the Company that had held their claims for at least 18 months prior to the filing date of the Chapter 11 proceeding, by virtue of their status as shareholders or creditors, respectively.

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

New Accounting Pronouncements

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share and Disclosure of Information about Capital Structure", effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Statement establishes standards for computing and presenting earnings per share
(EPS) as well as disclosing information about an entity's capital structure. The Statement eliminates the presentation of primary EPS and requires presentation of basic EPS. Also, dual presentation of basic and diluted EPS is required on the face of the income statement and would require a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Item 8. Financial Statements and Supplementary Data.

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

================================================================================
Name                    Age     Position
--------------------------------------------------------------------------------
Charles S. Ramat        45      Director, Chairman of the Board, President,
                                Chief Executive Officer and Assistant Secretary
                                of the Company and of its wholly owned
                                subsidiary Europe Craft Imports, Inc. ("ECI")
--------------------------------------------------------------------------------
John J. Hannan          44      Director
--------------------------------------------------------------------------------
Edward M. Yorke         38      Director
--------------------------------------------------------------------------------
Robert A. Katz          30      Director
--------------------------------------------------------------------------------
David N. Schreiber      53      Director
--------------------------------------------------------------------------------
Herbert I. Wexler       80      Director (until February 28, 1997)
--------------------------------------------------------------------------------
Paul Spector            55      Senior Vice President, Chief Financial
                                Officer, Treasurer and Secretary
--------------------------------------------------------------------------------
Vincent F. Caputo       43      Vice President, Assistant Treasurer and
                                Assistant Secretary
================================================================================

CHARLES S. RAMAT, 45, has been a Director and President of the Company since December 1986, Chairman of the Board of Directors and Chief Executive Officer since August 1991 and Assistant

Secretary since January 1988. Mr. Ramat has also been Chairman of the Board, President and Chief Executive Officer of ECI since December, 1995. Mr. Ramat has also engaged in private real estate activity from prior to 1990. Mr. Ramat has been a director of Empire Kosher Poultry, Inc. Since 1995. Mr. Ramat is the brother-in-law of David N. Schreiber.

JOHN J. HANNAN, 44, has been a Director of the Company since June 1993. Mr. Hannan is one of the founding principals of Apollo Advisors, L.P. which acts as managing general partner of Apollo Investment Fund, L.P., AIF II, L.P. and Apollo Investment Fund III, L.P., private securities investment funds, of Apollo Real Estate Advisors, L.P. which acts as managing general partner of the Apollo Real Estate Investment Funds, and of Lion Advisors, L.P., which acts as financial advisor to and representative for certain institutional investors with respect to securities investments. Mr. Hannan is also a director of Converse, Inc., Florsheim Group, Inc., Furniture Brands International, Inc. and of United Auto Group, Inc.

EDWARD M. YORKE, 38, has been a Director of the Company since June 1993. Mr. Yorke is an officer of Apollo Advisors, L.P. and of Lion Advisors, L.P., with which he has been associated since 1992. From 1990 to 1992, Mr. Yorke was a vice president in the high yield capital markets group of BT Securities Corp. Mr. Yorke is also a director of Big Flower Press, Inc., Salant Corporation and Telemundo Group, Inc.

ROBERT A. KATZ, 30, has been a Director of the Company since June 1993. Mr. Katz is an officer of Apollo Advisors, L.P. and of Lion Advisors, L.P., with which he has been associated with since 1990. Mr. Katz is also a director of Salant Corporation and Vail Resorts, Inc.

DAVID N. SCHREIBER, 53, has been a Director of the Company since December 1986. Mr. Schreiber is currently the Vice President of A.H. Schreiber Co. Inc., a manufacturer of womens' and children's swim wear and intimate apparel, a position he has held since prior to 1988. Mr. Schreiber served as Chairman of the Board of Directors of Servtex from May 1991 to November 1992 and as Vice President from 1987 to 1991. Mr. Schreiber is Mr. Ramat's brother-in-law.

HERBERT I. WEXLER, 80, was a Director of the Company from 1973 until February 28, 1997. Mr. Wexler was a consultant to the Company from December 1986 until December 1991.

PAUL SPECTOR, 55, has been Senior Vice President and Chief Financial Officer of the Company since May 1992 and Treasurer and Secretary of the Company since August 1991. From 1986 until May 1992, Mr. Spector was Vice President of the Company and from

1983 until August 1991 Mr. Spector was Controller of the Company.

VINCENT F. CAPUTO, 43, has been Vice President, Assistant Treasurer and Assistant Secretary of the Company since May 1992. From April 1988 until May 1992, Mr. Caputo was Director of Taxes for the Company. From January 1986 until March 1988, Mr. Caputo was the Corporate Tax Manager for Automatic Data Processing, Inc.

Pursuant to the Company's Plan of Reorganization, on June 30, 1993, a New Shareholders Agreement was entered into among Apollo and the previous management shareholders of the Company (consisting of Alexander M. Goren, James G. Goren, certain entities affiliated with the Gorens, Robert K. Lifton, Charles S. Ramat, Howard L. Weingrow and the trustees of certain trusts for the benefit of Mr. Ramat's children) providing that from and after June 30, 1993 (the Effective Date of the Plan), the shareholder parties thereto agree to vote their shares such that the prior management shareholders will be entitled to elect one member of the Board of Directors, who shall be Charles S. Ramat, as long as Mr. Ramat's Executive Employment Agreement with the Company (entitling him to be elected a Director of the Company) is in effect. On the Effective Date and pursuant to the Plan, the Board of Directors of Aris was established as Charles S. Ramat, David
N. Schreiber, Herbert I. Wexler, and three additional Directors designated by Apollo Aris (John J. Hannan, Edward M. Yorke and Robert Katz). Mr. Wexler ceased to be a Director of the Company on March 1, 1997.

Board Meetings and Committees

The Board held two meetings during the fiscal year ended December 31, 1996.

The Board's Audit Committee consists of Messrs. Katz and Schreiber. The Audit Committee is charged with reviewing matters relating to the annual consolidated financial statements prepared by the Company's management and audited by the independent auditors, reviewing interim financial statements and evaluating internal controls and systems established by the Company.

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

                        SUMMARY COMPENSATION TABLE

============================================================================================
                                    Annual Compensation      Long-Term         All Other
                                                            Compensation     Compensation
--------------------------------------------------------------------------------------------
                                                             Securities
                                                             Underlying
 Name and Principal     Fiscal     Salary                      Stock
      Position         Year (1)     ($)       Bonus ($)     Options (#)
--------------------------------------------------------------------------------------------
Charles S. Ramat,        1996      $500,207   $759,949(2)   152,500  (3)     $ 1,500 (6)
President,               1995       531,093      -0-        400,000  (4)     136,919 (7)(8)
Chairman and Chief       1994       515,000    82,484 (5)     -0-            325,000 (7)
Executive Officer
of the Company and
Europe Craft
Imports, Inc.
--------------------------------------------------------------------------------------------
Paul Spector,            1996      $125,000     $-0-        15,000   (3)      $1,500 (6)
Senior Vice              1995       125,000      -0-        50,000   (4)       1,500 (8)
President and Chief      1994       115,769    10,000         -0-                -0-
Financial Officer
--------------------------------------------------------------------------------------------
Vincent Caputo,          1996       $72,500      $-0-        5,000   (3)        $753 (6)
Vice President,          1995        72,500      -0-         5,000   (4)         675 (8)
Assistant Treasurer      1994        70,654     2,000         -0-                -0-
& Assistant Secy.
============================================================================================

(1) In this Summary Compensation Table, the 1996 fiscal year consists of the eleven months ended December 31, 1996. The 1995 fiscal year consists of the twelve months ended January 28, 1995. The 1994 fiscal year consists of the twelve months ended January 29, 1994.

(2) Includes one-time non-recurring success bonus earned for the 1996 fiscal year with respect to the sale of Aris' Perry Manufacturing Co. subsidiary on September 30, 1996, 50% of which is to be paid in cash upon completion of such fiscal year, with the other 50% to be paid in 36 equal monthly installments, commencing after completion of the 1996 fiscal year. Also includes Mr. Ramat's bonus for services on behalf of ECI for the twelve month period February 4, 1996 through January 31, 1997.

(3) These options were granted in December, 1996 under the Company's 1993 Stock Incentive Plan with respect to shares of the Company's Common Stock and vest in three equal annual installments.

(4) These options were granted on August 2, 1993 under the Company's 1993 Stock Incentive Plan with respect to shares of the Company's Common Stock, and have vested in three equal annual installments. On June 26, 1995, all options outstanding on such date under the Company's 1993 Stock Incentive Plan (including these options) were repriced to have an exercise price of fifty cents (the market price on such date), rather than two dollars, per share. Pursuant to SEC regulations, the repriced options are required to be reported as a grant in fiscal year 1995 (during which they were repriced) for purposes of this Summary Compensation Table, even though they are the same options granted in fiscal year 1993. The total number of such options originally granted on August 2, 1993 held by Charles S. Ramat is 400,000, by Paul Spector is 50,000, and by Vincent Caputo is 5,000.

(5) Represents portion of bonus (50%) earned for the 1994 fiscal year to be paid in cash upon completion of such fiscal year. Pursuant to Mr. Ramat's Executive Employment Agreement with the Company, the additional portion of the bonus (50%) earned for the 1994 fiscal year will be paid three years after completion of such fiscal year contingent on the market value of the Company's Common Stock at such later time. The amount of such additional portion of the bonus which will actually be paid is not calculable at the present time. See "Employment Agreements".

(6) Includes amounts paid as matching contributions by the Company under its 401(k) Plan.

(7) Includes amounts paid in the applicable fiscal year to Mr. Ramat with respect to performance compensation in connection with the effectiveness of the Company's 1993 Plan of Reorganization, which Mr. Ramat received in 24 equal monthly installments, without interest, commencing on June 30, 1993. Such amount was $135,419 in fiscal 1995.

(8) Includes amounts paid as matching contributions by the Company under its 401(k) Plan, which were $1,500 for Mr. Ramat, $1,500 for Mr. Spector and $675 for Mr. Caputo in fiscal 1995.

Stock Option Plan and Stock Options

1993 Stock Incentive Plan

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

The 1993 Stock Incentive Plan provides that any shares subject to an option under the Plan which terminate, are canceled or expire without being exercised may again be subjected to an option under that plan, subject to the earlier termination of that plan. Effective on September 30, 1996, the date of the Perry Sale, all 305,000 options held by Perry employees were terminated. On December 18, 1996, these 305,000 options were granted to employees of the Company and its remaining wholly-owned subsidiary, ECI.

As at December 31, 1996, 962,500 options (excluding expired options) had been granted under 1993 Stock Incentive Plan; none of such options had been exercised and all of such options were outstanding. All of such options provide for vesting in three equal annual installments from the date of grant; as at December 31, 1996, a total of 657,500 options were exercisable. At such date, there were 25 eligible participants with options outstanding under the 1993 Stock Incentive Plan. During the eleven month period ended December 31, 1996, the only options granted to Directors of the Company were those granted to Charles S. Ramat, the Chairman, President and Chief Executive Office of the Company and ECI, on the terms set forth below under "Option Grants". No options held by Directors were exercised during the fiscal year ended December 31, 1996.

Option Grants

In December, 1996, the Company granted to employees of the Company and its remaining wholly-owned operating subsidiary, ECI, 305,000 options under the 1993 Stock Incentive Plan, corresponding to the same number of options formerly held by employees of the Perry subsidiary which terminated on the date of the Perry sale, September 30, 1996. The Chief Executive Officer and the other executive officers of the Company received a portion of these options as set forth below.

                           OPTION GRANTS IN LAST FISCAL YEAR

                          % of                                        Potential
                          Total                                       Realizable Value
                          Options                                     at Assumed Annual
             Number of    Granted                                     Rates of Stock
             Securities   to         Exercise   Market                Price Appreciation
             Underlying   Employees  or Base    Price on              For Option Term
             Options      in Fiscal  Price      Date of   Expiration  -------------------
Name         Granted (#)  Year       ($/SH)     Grant     Date         5% ($)     10% ($)
----------   -----------  ---------  ---------  --------  ----------  ---------  --------
Charles S.   152,500      50.0%      $0.10      $0.10     12/18/2006  $9,592     $24,307
Ramat

Paul          15,000       4.9%      $0.10      $0.10     12/18/2006  $  943     $ 2,391
Spector

Vincent        5,000       1.6%      $0.10      $0.10     12/18/2006  $  314     $   797
Caputo

Exercised/Unexercised Stock Options

The following table sets forth the December 31, 1996 fiscal year-end value of unexercised options held by the executive officers of the Company on an aggregated basis. There were no exercises of stock options by any of the executive officers of the Company during the eleven months ended December 31, 1996. All options referred to below were granted under the 1993 Stock Incentive Plan.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

             Shares                 Number of Securities      Value of Unexercised
             Acquired    Value      Underlying Unexercised    In-the-Money Options
             on Exercise Realized   Options at FY-End (#)     at FY-End ($)
Name         (#)         ($)        Exercisable/Unexercisable Exercisable/Unexercisable
--------     ----------- --------   ------------------------- -------------------------
Charles S.       0          0             400,000/152,500            $0/$46,711
Ramat

Paul             0          0              50,000/ 15,000             0/ $4,595
Spector

Vincent          0          0               5,000/  5,000             0/ $1,532
Caputo

Compensation of Directors

During the eleven months ended December 31, 1996, each Director (other than Mr. Ramat) received director's fees at the rate of $18,000 per annum. Each of these directors are also entitled to receive reimbursement for expenses incurred in attending meetings of the Board or committees thereof on which they serve. In addition, outside directors (Messrs. Wexler and Schreiber) are entitled to receive $500 per meeting of the Committees of the Board to which they are assigned (Mr. Schreiber is a member of the Audit Committee). Mr. Ramat receives no additional compensation for service as a Director.

On August 2, 1993, Mr. Schreiber and Mr. Wexler were each granted options to purchase 10,000 shares of Common Stock pursuant to the Company's 1993 Stock Incentive Plan. Such options vested in three equal annual installments.

Employment Agreements

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

Commencing June 30, 1993, Mr. Ramat is entitled to receive a base salary of $500,000 per year (subject to an annual increase in an amount equal to the proportionate annual increase in the Consumer Price Index - All Items), which annual increases resulted in a base salary at the rate of $545,680 per annum during the eleven months ended December 31, 1996. In addition, Mr. Ramat is entitled to receive an annual bonus in an amount ("Annual Bonus Amount") not to exceed 125% of his base salary for the year of the bonus ("Bonus Year"), equal to 3-1/3% of "Excess Cash Flow" for such Bonus Year. "Excess Cash Flow" is defined as the Company's net after-tax consolidated income, including the benefit of any net operating loss carryforwards or tax credits, but subject to adjustments to add back certain non-cash charges, in excess of $700,000. On October 3, 1995, the Excess Cash Flow definition was amended, in favor of the Company, to exclude from such computation extraordinary items occurring or accruing after September 18, 1995, other than any sale of the stock, assets or business of Aris' wholly-owned subsidiary, Perry Manufacturing Company ("Perry"), which sale of Perry ("Perry Sale") would be included in the computation. The exclusion for extraordinary items does not apply to the benefit of any net operating loss carryforwards or tax credits, which shall be included in such Excess Cash Flow computation.

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

On September 30, 1996, the Company sold 100% of the stock of Perry, which Perry Sale is included in the computation of Mr. Ramat's bonus for the fiscal year ended December 31, 1996. One half of such bonus is payable following completion of such fiscal year, and as provided in the October 3, 1995 amendment to the Ramat Agreement, the balance of such bonus relating to the Perry Sale shall be paid in 36 equal consecutive monthly installments, without interest, commencing ten days following the Company's filing of its Annual Report on Form 10-K with the SEC for the fiscal year ended December 31, 1996 in which the Perry Sale occurred, and is not subject to adjustment for price changes in the Company's Common Stock.

If (a) the Company fails to extend the term of the Ramat Agreement, (b) Mr. Ramat, after reaching the age of 65, retires or resigns, (c) Mr. Ramat dies or becomes totally disabled, (d) the Ramat Agreement is terminated by the Company without cause or (e) there is a sale or liquidation of all or substantially all of the operating assets of the Company (the Company's Ohio real estate interests are not considered operating assets for this purpose), then all Annual Bonus Amounts that would otherwise have been deferred as above described for Bonus Years prior to the year in which such event occurs, accelerate and become due and payable to Mr. Ramat in the same manner as if the applicable third anniversary had fallen on the date of such occurrence; the entire remaining amount of all bonus payments relating to the Perry Sale shall be accelerated and paid in full in a lump sum to Mr. Ramat; and the Company remains obligated to pay Mr. Ramat any previously earned unpaid bonuses for prior years and a pro rata portion of the initial one half bonus amount for the year in which such event occurs.

Recognizing that Mr. Ramat assumed the duties of Chairman, President and Chief Executive Officer of ECI on December 5, 1995, in addition to his duties in such positions with the Company, the Company amended the Ramat Agreement on March 20, 1996 to provide that Mr. Ramat would be paid a bonus for his services on behalf of ECI for the twelve month period commencing February 4, 1996. The amount of the ECI bonus is calculated as the sum of the following percentages of net income of ECI computed prior to provisions for taxes, for payment of management fees to the Company, or for payment of any bonuses to ECI executives: 3.5% of such income up to the first $1,000,000; 5.25% of such income in excess of $1,000,000 and up to $2,000,000; 12.25% of such income in excess of $2,000,000 and up to $3,000,000; and 3.5% of such income in excess of $3,000,000 and up to $4,000,000. Such ECI bonus would be paid to Mr. Ramat following completion of such twelve month period and the ECI bonus paid to Mr. Ramat for such period shall be credited against the Annual Bonus Amount (as described above) provided to Mr. Ramat by the Company for the Company's fiscal year ended December 31, 1996, so that there is no duplication, but there is no credit or reduction of that portion of the annual bonus relating to the Perry Sale.

On December 18, 1996, the Company determined that for the fiscal year commencing January 1, 1997, Mr. Ramat would be paid a bonus for his services on behalf of ECI calculated as the sum of the following percentages of net income of ECI computed prior to the provisions for taxes, for payment of management fees to the Company, or for payment of any bonuses to ECI executives: 5.25% of such income in excess of $1,000,000 and up to $2,000,000; 10.5% of such income in excess of $2,000,000 and up to $3,000,000; 7% of such income in excess of $3,000,000 and up to $4,000,000; and 8.75% of such income in excess of $4,000,000 and up to $5,000,000. Such ECI bonus would be paid to Mr. Ramat following completion of the 1997 fiscal year, and the ECI bonus paid to Mr. Ramat for the 1997 fiscal year shall be credited against the Annual Bonus Amount (as described above) provided to Mr. Ramat by the Company for the 1997 fiscal year, so that there is no duplication.

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

On December 18, 1996, the Company entered into an agreement with Mr. Ramat, providing that with respect to 152,500 options granted to him in December, 1996 under the Company's 1993 Stock Incentive Plan, in the event that the Ramat Agreement is not renewed upon any expiration of its term, or if Mr. Ramat is terminated by the Company without cause (as defined in the Ramat Agreement), then all of such options would immediately vest and become exercisable, and the term for exercise of such options shall be one year after the date of such non-renewal or termination.

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

Compensation Committee Interlocks and Insider Participation

The members of the Company's Compensation and Stock Option Committee are Messrs. Hannan, Yorke and Katz, none of whom were (i) during the eleven months ended December 31, 1996, an officer of the Company or any of its subsidiaries or (ii) formerly an officer of the Company or any of its subsidiaries.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

The table below sets forth the beneficial ownership of the Company's Common Stock on March 3, 1997, by certain holders. Those holders are persons who either
(i) are beneficial owners of 5% or more of the Company's Common Stock, or (ii) are officers or directors of the Company. This information is based on the Company's current information concerning the ownership of its securities.

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

================================================================================
             Name and Address                  Shares of Common        Percent
         of Beneficial Owner (1)                    Stock              of Class
--------------------------------------------------------------------------------
Apollo Aris Partners, L.P.                    5,804,820   (2)(3)        48.9%
 c/o  Apollo Advisors, L.P.
 Two Manhattanville Road
 Purchase, New York 10577
--------------------------------------------------------------------------------
Chase Manhattan Bank                            833,973                  7.0%
 350 Fifth Avenue
 New York, New York 10018
--------------------------------------------------------------------------------
Robert K. Lifton                                702,355      (2)         5.9%
 805 Third Avenue
 New York, New York 10022
--------------------------------------------------------------------------------
Howard L. Weingrow                              702,469      (2)         5.9%
 805 Third Avenue
 New York, New York 10022
--------------------------------------------------------------------------------
Charles S. Ramat                                996,632   (2)(4)         8.4%
 475 Fifth Avenue                                            (6)
 New York, New York  10017
--------------------------------------------------------------------------------
James G. and Alexander M. Goren               1,199,627   (2)(5)        10.1%
 805 Third Avenue
 New York, New York 10022
--------------------------------------------------------------------------------
David N. Schreiber                              115,135   (4)(6)         1.0%
 c/o A.H. Schreiber & Co, Inc.
 460 West 34th Street, 10th Floor
 New York, New York 10001
--------------------------------------------------------------------------------
Herbert I. Wexler                                86,296   (6)(7)         0.7%
 26 Burr Farm Road
 Westport, Connecticut 06880
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Paul Spector                                     50,000      (6)         0.4%
 475 Fifth Avenue
 New York, New York  10017
--------------------------------------------------------------------------------
Vincent Caputo                                    5,000      (6)         0.1%
 475 Fifth Avenue
 New York, New York 10017
--------------------------------------------------------------------------------
All persons who are officers                  1,253,063      (8)        10.6%
 or directors of the Company,
 as a group (eight persons)
================================================================================

(1) Except as noted in these footnotes or as otherwise stated above, each person has sole voting and investment power.

(2) These and certain related persons are parties to the New Shareholders Agreement, described below.

(3) This table does not reflect any beneficial ownership by Messrs. Yorke, Katz or Hannan, directors of the Company associated with Apollo Aris. Such persons do not directly own any shares of Common Stock, and such persons disclaim beneficial ownership of all shares held by Apollo Aris Partners, L.P.

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

(6) Includes options to purchase the following numbers of shares of Common Stock of the Company under the 1993 Stock Incentive Plan which became exercisable on or prior to December 31, 1996: Charles S. Ramat (400,000), David N.

     Schreiber (10,000), Herbert I. Wexler (10,000), Paul Spector (50,000) and Vincent Caputo (5,000).

(7)  Mr. Wexler was a Director of the Company until February 28, 1997.

(8) These shares are attributed to Messrs. Ramat, Schreiber, Wexler, Spector and Caputo.

In connection with the Amended Heller Agreement entered into on September 30, 1996, the Company issued to Heller a warrant, exercisable for nominal consideration until September 30, 2006, to obtain 584,345 shares of the Company's Common Stock (equal to approximately 4.9% of the Company's outstanding Common Stock on September 30, 1996 and March 3, 1997).

Item 13. Certain Relationships and Related Transactions.

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

New Shareholders Agreement

Pursuant to the New Shareholders Agreement, Apollo Aris and the Non-Apollo Subject Shareholders have agreed that, if any such party shall have nominated any individual for election as a director of the Registrant pursuant to such shareholder's rights under the Registrant's Certificate of Incorporation and/or ByLaws, each of Apollo Aris and the Non-Apollo Subject Shareholders will vote in favor of the election of each such nominee (or, if there are no such nominees, in favor of the candidates nominated by a majority of the Board of Directors) all shares of Common Stock over which such person has voting power; provided, that each of Apollo Aris and the Non-Apollo Subject Shareholders have agreed to vote in favor of the election of Charles S. Ramat (the Chairman of the Board, President and Chief Executive Officer of the Company) as a director at such times as Mr. Ramat is nominated as a director and entitled to be so nominated pursuant to any agreement between the Company and Mr. Ramat. Pursuant to the Company's Restated Certificate of Incorporation and By-Laws, only a shareholder that owns, or together with its affiliates owns, shares of Common Stock possessing a majority of the voting power of the outstanding Common Stock is entitled to nominate candidates for election as directors.

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

Pursuant to a letter agreement dated October 29, 1992, the Company, ECI and Above the Belt, Inc. (a discontinued operating subsidiary), have agreed, subject to certain exceptions, to indemnify each of Apollo Advisors, its partners and certain other related persons from and against all losses, claims, liabilities, damages, costs and expenses or actions in respect thereof arising out of any actual or threatened claim against such party by a person other than the Company related to or arising out of or in connection with, among other things, the Plan or any actions taken by any indemnified party pursuant thereto or the transactions contemplated thereby.

Director's Indemnification Agreements

On the June 30, 1993 Effective Date, the Company entered into separate Indemnification Agreements with each new and continuing member of its Board of Directors which provide such Directors with contractual indemnification to the fullest extent permitted by law, and for the advancement of legal fees and other expenses, and require the Company to use its best efforts to maintain designated director and officer liability insurance coverage.

Agreements with Affiliates of Prior ECI Management

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

                                  PART IV


Item 14. Exhibits, Financial Statement, Schedules and Reports on Form 8-K.

(a)   The following documents are filed as part of this report:

      1.    Financial Statements and Independent Auditors' Report
                                                                       Page
                                                                       ----

            Independent Auditors' Report................................F-l

            Financial Statements:

            Consolidated Balance Sheets as of
            December 31, 1996 and February 3, 1996......................F-2

            Consolidated Statements of Operations for the period from February 4, 1996 through December 31, 1996, for the 53 Weeks Ended February 3, 1996 and the 52 Weeks Ended January 28,
            1995........................................................F-3

            Consolidated Statements of Stockholders' Equity for the
            period from February 4, 1996 through December 31, 1996,
            for the 53 Weeks Ended February 3, 1996 and the
            52 Weeks Ended January 28, 1995.............................F-4

            Consolidated Statements of Cash Flows for the period from February 4, 1996 through December 31, 1996, for the 53
            Weeks Ended February 3, 1996 and for the 52 Weeks Ended
            January 28, 1995............................................F-5

            Notes to Consolidated Financial Statements..................F-6

      2.    Financial Statement Schedules

            The following financial statement schedules should be read in conjunction with the consolidated financial statements in Item 8 of this Annual Report on Form 10-K:

            Schedule I   -    Condensed Financial Information
                              of Registrant............................F-22

            Schedule II  -    Valuation and Qualifying
                              Accounts.................................F-27

            All other schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

      3.    Exhibits

            Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index included in Item 14(c) below, numbered in accordance with Item 601 of Regulation S-K.

(b)   Reports on Form 8-K

Current Report on Form 8-K dated September 30, 1996 with respect to the sale by the Company, effective September 30, 1996, of 100% of the stock of a wholly-owned subsidiary, Perry Manufacturing Company ("Perry") and the application of the proceeds of this sale (including forgiveness of indebtedness), to reduce the Company's debt obligations to Heller Financial, Inc. from approximately $53,000,000 of principal and accrued interest to only $1,665,000, which includes principal of $1,000,000 and accrued interest of $665,000.

(c)   INDEX TO EXHIBITS

======================================================================
  Exhibit                                              Sequential
    No.                   Description                   Page No.
----------------------------------------------------------------------
    2.      Second Amended Joint Plan of                  ***
            Reorganization dated March 26, 1993,
            as amended May 11 and June 9, 1993
            (Note:  Annexes omitted)
----------------------------------------------------------------------
    3.3     Restated Certificate of Incorporation         ***
            filed on June 30, 1993
----------------------------------------------------------------------
    3.4     Amended and Restated By-Laws                  ***
            effective June 30, 1993
----------------------------------------------------------------------
    4.1     Specimen Certificate Evidencing                *
            Common Stock.
----------------------------------------------------------------------
   10.42    Employment Agreement dated February            *
            1, 1988 between the Company and
            Charles S. Ramat.
----------------------------------------------------------------------
   10.60    Amendment dated as of August 2, 1991           **
            to Executive Employment Agreement
            dated February 1, 1988 Between the
            Registrant and Charles S. Ramat.
----------------------------------------------------------------------
   10.65    Senior Secured Note Agreement dated           ***
            as of June 30, 1993 between
            Registrant and Heller Financial, Inc.
----------------------------------------------------------------------
   10.66    Senior Secured Note dated as of June          ***
            30, 1993 issued by Registrant to
            Heller Financial, Inc.
----------------------------------------------------------------------

======================================================================
  Exhibit                                              Sequential
    No.                   Description                   Page No.
----------------------------------------------------------------------
   10.67    Series A Junior Secured Note                  ***
            Agreement dated as of June 30, 1993
            between Registrant and BNY Financial
            Corporation.
----------------------------------------------------------------------
   10.68    Series A Junior Secured Note dated as         ***
            of June 30, 1993 issued by
            Registrant to BNY Financial Corporation.
----------------------------------------------------------------------
   10.69    Series B Junior Secured Note                  ***
            Agreement dated as of June 30, 1993
            between Registrant and AIF II, L.P.
----------------------------------------------------------------------
   10.70    Series B Junior Secured Note dated            ***
            June 30, 1993 issued by
            Registrant to AIF II, L.P.
----------------------------------------------------------------------
   10.71    Primary Pledge Agreement dated as of          ***
            June 30, 1993 between Registrant and
            Heller Financial, Inc.
----------------------------------------------------------------------
   10.72    Secondary Pledge Agreement dated as           ***
            of June 30, 1993 between
            Registrant, BNY Financial Corporation and
            AIF II, L.P.
----------------------------------------------------------------------
   10.73    Securities Purchase Agreement dated           ***
            as of June 30, 1993 between
            Registrant, Apollo Aris Partners,
            L.P. and AIF II, L.P.
----------------------------------------------------------------------
   10.74    Debt Registration Rights Agreement            ***
            dated as of June 30, 1993 among
            Registrant and the Holders of
            Registrable Securities Referred to
            Therein.
----------------------------------------------------------------------
   10.75    Shareholders Agreement dated as of            ***
            June 30, 1993 among Registrant and
            the Subject Shareholders Referred to
            Therein.
----------------------------------------------------------------------
   10.76    Equity Registration Rights Agreement          ***
            dated as of June 30, 1993 among
            Registrant and the Holders of
            Registrable Shares Referred to
            Therein.
----------------------------------------------------------------------
   10.77    Intercreditor Agreement dated as of           ***
            June 30, 1993 among Heller Financial,
            Inc., BNY Financial Corporation and
            AIF II, L.P.
----------------------------------------------------------------------

======================================================================
  Exhibit                                              Sequential
    No.                   Description                   Page No.
----------------------------------------------------------------------
   10.78    Second Amendment dated May 6, 1992,           ***
            Third Amendment dated March 25, 1993,
            and Fourth Amendment dated June 14,
            1993 to Executive Employment Agreement
            dated February 1, 1988 between
            Registrant and Charles S. Ramat.
----------------------------------------------------------------------
   10.79    Severance Agreement dated April 3,            ***
            1991 between Registrant and Paul
            Spector.
----------------------------------------------------------------------
   10.80    1993 Stock Incentive Plan of                  ***
            Registrant, as amended by Amendment
            No. 1 thereto dated June 24, 1993.
----------------------------------------------------------------------
   10.81    Form of Indemnification Agreement             ***
            dated as of June 30, 1993 between
            Registrant and each member of
            Registrant's Board of Directors.
----------------------------------------------------------------------
   10.82    Letter Agreement dated February 8,            ***
            1993 among James G. Goren, Alexander
            M. Goren, Charles S. Ramat, and David
            Schreiber and Ora Ramat as Trustees
            for the Benefit of Hana Leah Ramat
            and Abraham Ramat.
----------------------------------------------------------------------
   10.83    Addendum dated June 30, 1993 to               ***
            Shareholders Agreement dated May 26,
            1988 among The Marcade Group Inc. and
            the Shareholders referred to therein.
----------------------------------------------------------------------
   10.84    Stipulated Entry Liquidating Claims           ***
            dated March 10, 1993 among The
            Marcade Group Inc., Robert K. Lifton,
            Howard L. Weingrow, and JAG
            Consulting Co. Ltd.
----------------------------------------------------------------------
   10.85    Letter Agreement dated June 28, 1993          ***
            among AIF II, L.P., Apollo Aris
            Partners, L.P. and Registrant.
----------------------------------------------------------------------
   10.86    Letter Agreement dated October 29,            ***
            1992 among The Marcade Group Inc.,
            Above The Belt, Inc., Europe Craft
            Imports, Inc., Perry Manufacturing
            Company, Apollo Investment Fund,
            L.P., AIF II, L.P., and Altus
            Finance.
----------------------------------------------------------------------
   10.87    Amendment dated December 12, 1994 to          ****
            Senior Secured Note Agreement dated as
            of June 30, 1993 between Registrant and
            Heller Financial, Inc.
----------------------------------------------------------------------

======================================================================
  Exhibit                                              Sequential
    No.                   Description                   Page No.
----------------------------------------------------------------------
   10.88    Amendment dated June 12, 1995 to             *****
            Senior Secured Note Agreement dated
            as of June 30, 1993 between
            Registrant and Heller Financial, Inc.
----------------------------------------------------------------------
   10.89    Amendment dated October 27, 1995 to          ******
            Senior Secured Note Agreement dated
            as of June 30, 1993 between
            Registrant and Heller Financial, Inc.
----------------------------------------------------------------------
   10.90    Amendment dated February 2, 1996 to            #
            Series B Junior Secured Note
            Agreement dated as of June 30, 1993
            between Registrant and AIF-II, L.P.
----------------------------------------------------------------------
   10.91    Fifth Amendment dated October 3, 1995          ##
            and Sixth Amendment dated March 20,
            1996 to Executive Employment
            Agreement dated February 1, 1988
            between Registrant and Charles S.
            Ramat
----------------------------------------------------------------------
   10.92    Fifth Amendment dated May 1, 1996 to          ###
            Senior Secured Note Agreement dated
            as of June 30, 1993 between
            Registrant and Heller Financial, Inc.
----------------------------------------------------------------------
   10.93    Consent dated May 1, 1996 to Series A         ###
            Junior Secured Note Agreement dated
            as of June 30, 1993 between
            Registrant and BNY Financial
            Corporation.
----------------------------------------------------------------------
   10.94    Consent dated May 1, 1996 to Series B         ###
            Junior Secured Note Agreement dated
            as of June 30, 1993 between
            Registrant and AIF-II, L.P.
----------------------------------------------------------------------
   10.95    Stock Purchase Agreement dated as of          ####
            September 19, 1996 between Aris
            Industries, Inc., as Seller,  Page
            Holding Company, as Buyer, and Perry
            Manufacturing Company, with respect
            to the stock of Perry Manufacturing
            Company.
----------------------------------------------------------------------
   10.96    Amended and Restated Senior Secured           ####
            Note Agreement dated September 30,
            1996, between Aris Industries, Inc.
            as Borrower, and Heller Financial,
            Inc.
----------------------------------------------------------------------
   10.97    Interest Note (Principal Amount               ####
            $1,000,000) dated September 30, 1996
            from Aris Industries, Inc. payable to
            Heller Financial, Inc.
----------------------------------------------------------------------

======================================================================
  Exhibit                                              Sequential
    No.                   Description                   Page No.
----------------------------------------------------------------------
   10.98    Amended and Restated Pledge Agreement         ####
            dated September 30, 1996 between Aris
            Industries, Inc., as Pledgor, and
            Heller Financial, Inc., as Pledgee.
----------------------------------------------------------------------
   10.99    Warrant dated September 30, 1996              ####
            issued by Aris Industries, Inc. to
            Heller Financial, Inc.
----------------------------------------------------------------------
  10.100    Letter dated December 18, 1996 from
            the Registrant to Charles S. Ramat,
            filed herewith.                                79
----------------------------------------------------------------------
    21.     List of Subsidiaries                           81
----------------------------------------------------------------------
    23.     Consent of Deloitte & Touche LLP              E-1
======================================================================

* Filed as the indicated Exhibit to the Annual Report of the Company on Form 10-K for the fiscal year ended February 2, 1991 and incorporated herein by reference.

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

## Filed as the indicated Exhibit to the Annual Report of the Company on Form 10-K for the fiscal year ended February 3, 1996 and incorporated herein by reference.

### Filed as the indicated Exhibit to the Report on Form 8-K dated May 1, 1996 and incorporated herein by reference.

#### Filed as the indicated Exhibit to the Report on Form 8-K dated September 30, 1996 and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ARIS INDUSTRIES, INC.


                                        By: /S/Paul Spector
                                            ------------------------
                                            Paul Spector,
                                            Senior Vice President
                                            Chief Financial Officer

                                        By: /S/Vincent F. Caputo
                                            ------------------------
                                            Vincent F. Caputo,
                                            Vice President
                                            Assistant Secretary and
                                            Assistant Treasurer

Date:  March 7, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/S/John Hannan                                                   March 7, 1997
--------------------------------
John Hannan, Director


/S/Edward M. Yorke                                               March 7, 1997
--------------------------------
Edward M. Yorke, Director


/S/Robert Katz                                                   March 7, 1997
--------------------------------
Robert Katz, Director


/S/Charles S. Ramat                                              March 7, 1997
--------------------------------
Charles S. Ramat, Chairman of
the Board, President, Chief
Executive Officer and Assistant
Secretary; Director


/S/David N. Schreiber                                            March 7, 1997
--------------------------------
David N. Schreiber, Director

Deloitte & Touche LLP
                     -----------------------------------------------------------
                     Two Hilton Court                  Telephone: (201) 683-7000
                     P.O. Box 319                      Facsimile: (201) 683-7459
                     Parsippany, New Jersey 07054-0319


INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Aris Industries, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Aris Industries, Inc. and Subsidiaries as of December 31, 1996 and February 3, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from February 4, 1996 through December 31, 1996, and for each of the two fiscal years in the period ended February 3, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a) 2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Aris Industries, Inc. and Subsidiaries as of December 31, 1996 and February 3, 1996, and the results of their operations and their cash flows for the period from February 4, 1996 through December 31, 1996 and for each of the two fiscal years in the period ended February 3, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

March 7, 1997


---------------
Deloitte Touche
Tohmatsu
International
---------------

ARIS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                    DECEMBER 31,     FEBRUARY 3,
ASSETS                                                                  1996            1996
                                                                    ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                                         $  6,278,000    $  2,318,000
  Receivables, net                                                     7,324,000      16,970,000
  Inventories, net                                                     9,234,000      35,272,000
  Prepaid expenses and other current assets                            1,976,000       1,312,000
                                                                    ------------    ------------
           Total current assets                                       24,812,000      55,872,000

PROPERTY, PLANT AND EQUIPMENT - NET                                    1,233,000      13,462,000

OTHER ASSETS                                                           1,188,000         834,000

GOODWILL                                                              17,622,000      23,760,000
                                                                    ------------    ------------
TOTAL ASSETS                                                        $ 44,855,000    $ 93,928,000
                                                                    ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade acceptances payable                                         $  5,602,000    $  2,007,000
  Accounts payable - trade                                               922,000       8,592,000
  Accrued expenses and other current liabilities                       4,497,000       7,431,000
  Current portion of long-term debt                                      749,000       1,302,000
  Line of credit payable                                                    --         6,000,000
                                                                    ------------    ------------
           Total current liabilities                                  11,770,000      25,332,000

OTHER LIABILITIES                                                      1,628,000       1,527,000

LONG-TERM DEBT                                                        16,702,000      66,505,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01:  50,000,000 shares authorized;
    issued and outstanding 11,852,544 and 11,925,400 shares
    at December 31, 1996 and February 3, 1996, respectively              119,000         119,000
  Preferred stock, par value $.01:  10,000,000 shares authorized;
    none issued or outstanding                                              --              --
  Additional paid-in capital                                          44,057,000      44,061,000
  Accumulated deficit                                                (29,421,000)    (42,387,000)
  Cumulative foreign currency translation adjustment                        --        (1,229,000)
                                                                    ------------    ------------
           Total stockholders' equity                                 14,755,000         564,000
                                                                    ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 44,855,000    $ 93,928,000
                                                                    ============    ============
See notes to consolidated financial statements.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                             PERIOD FROM
                                                           FEBRUARY 4, 1996     53 WEEKS        52 WEEKS
                                                               THROUGH            ENDED           ENDED
                                                             DECEMBER 31,      FEBRUARY 3,     JANUARY 28,
                                                                1996              1996            1995
                                                           -------------    -------------    -------------
NET REVENUES                                               $ 131,802,000    $ 173,990,000    $ 188,143,000
                                                           -------------    -------------    -------------
OPERATING COSTS:
  Cost of sales                                              104,649,000      140,008,000      146,295,000
  Selling and administrative                                  25,422,000       32,030,000       31,677,000
  Costs of restructuring                                            --            430,000             --
                                                           -------------    -------------    -------------
                                                             130,071,000      172,468,000      177,972,000
                                                           -------------    -------------    -------------
INCOME BEFORE  INTEREST AND
  DEBT EXPENSE, SALE OF SUBSIDIARY,
  INCOME TAXES, AND EXTRAORDINARY
  ITEM                                                         1,731,000        1,522,000       10,171,000

INTEREST AND DEBT EXPENSE - NET                               (6,821,000)      (9,644,000)      (7,812,000)
                                                           -------------    -------------    -------------
(LOSS) INCOME BEFORE SALE OF
  SUBSIDIARY, INCOME TAXES AND
  EXTRAORDINARY ITEM                                          (5,090,000)      (8,122,000)       2,359,000

SALE OF SUBSIDIARY:
  Gain on sale of Perry Manufacturing Company                  7,786,000             --               --
  Realization of cumulative foreign currency translation      (1,108,000)            --               --
                                                           -------------    -------------    -------------
INCOME (LOSS) BEFORE INCOME
  TAXES AND EXTRAORDINARY ITEM                                 1,588,000       (8,122,000)       2,359,000

INCOME TAX (BENEFIT) EXPENSE                                    (516,000)         (65,000)         143,000
                                                           -------------    -------------    -------------
INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEM                                                         2,104,000       (8,057,000)       2,216,000

EXTRAORDINARY ITEM -
  Gain on debt forgiveness                                    10,862,000             --               --
                                                           -------------    -------------    -------------
NET INCOME (LOSS)                                          $  12,966,000    $  (8,057,000)   $   2,216,000
                                                           =============    =============    =============
PER SHARE DATA:
  Income (loss)  before extraordinary item                 $        0.18    $       (0.68)   $        0.19
  Extraordinary item                                                0.91             --               --
                                                           -------------    -------------    -------------
NET INCOME (LOSS)                                          $        1.09    $       (0.68)   $        0.19
                                                           =============    =============    =============
WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES                                11,905,000       11,925,400       11,925,400
                                                           =============    =============    =============

See notes to consolidated financial statements.


ARIS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                                        CUMULATIVE
                                                                                                          FOREIGN
                                                                         ADDITIONAL                      CURRENCY
                                              COMMON      PREFERRED       PAID-IN       ACCUMULATED     TRANSLATION
                                               STOCK        STOCK         CAPITAL         DEFICIT        ADJUSTMENT        TOTAL
                                            ----------   ----------    ------------    ------------    ------------    ------------
BALANCE, JANUARY 29, 1994                   $  119,000   $     --      $ 44,061,000    $(36,546,000)   $ (1,090,000)   $  6,544,000
                                            ----------   ----------    ------------    ------------    ------------    ------------

  Foreign currency translation adjustment         --           --              --              --          (149,000)       (149,000)
  Net income                                      --           --              --         2,216,000            --         2,216,000
                                            ----------   ----------    ------------    ------------    ------------    ------------

BALANCE, JANUARY 28, 1995                      119,000         --        44,061,000     (34,330,000)     (1,239,000)      8,611,000

  Foreign currency translation adjustment         --           --              --              --            10,000          10,000
  Net loss                                        --           --              --        (8,057,000)           --        (8,057,000)
                                            ----------   ----------    ------------    ------------    ------------    ------------

BALANCE, FEBRUARY 3, 1996                      119,000         --        44,061,000     (42,387,000)     (1,229,000)        564,000

  Net income                                      --           --              --        12,966,000            --        12,966,000
  Foreign currency translation adjustment         --           --              --              --           121,000         121,000
  Retirement of stock                             --         (4,000)           --              --              --            (4,000)
  Realization of cumulative foreign
    currency translation                          --           --              --              --         1,108,000       1,108,000
                                            ----------   ----------    ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 1996                  $  119,000   $     --      $ 44,057,000    $(29,421,000)   $       --      $ 14,755,000
                                            ==========   ==========    ============    ============    ============    ============

See notes to consolidated financial statements.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                  PERIOD FROM
                                                                FEBRUARY 4, 1996    53 WEEKS        52 WEEKS
                                                                    THROUGH           ENDED           ENDED
                                                                  DECEMBER 31,      FEBRUARY 3,     JANUARY 28,
                                                                      1996            1996            1995
                                                                 ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $ 12,966,000    $ (8,057,000)   $  2,216,000
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Gain (loss) on sale of property                                    39,000        (350,000)        (82,000)
    Depreciation and amortization                                   2,594,000       3,320,000       3,278,000
    Gain on sale of Perry                                          (7,786,000)           --              --
    Gain on debt forgiveness                                      (10,862,000)           --              --
    Deferred income tax benefit                                      (580,000)       (102,000)       (335,000)
    Cumulative translation adjustment                               1,108,000            --              --
    Capitalized interest                                            1,424,000            --              --
  Changes in assets and liabilities:
    Decrease in cash  - restricted                                       --            10,000          25,000
    Decrease (increase) in receivables                              8,120,000       2,159,000      (2,848,000)
    Decrease (increase) in inventories                                 36,000          11,000      (5,466,000)
    (Increase) decrease in prepaid expenses and
      other current assets                                           (942,000)        204,000         120,000
    Increase in other assets                                           (8,000)        (21,000)       (321,000)
    Increase (decrease) in trade acceptances payable                3,595,000        (410,000)        923,000
    Increase (decrease) in accounts payable - trade                 2,084,000      (1,696,000)     (1,354,000)
    (Decrease) increase in accrued expenses and other
      current liabilities                                          (2,230,000)        863,000         899,000
    (Decrease) increase in other liabilities                           (2,000)       (389,000)         75,000
                                                                 ------------    ------------    ------------
           Net cash provided by (used in) operating activities      9,556,000      (4,458,000)     (2,870,000)
                                                                 ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                         66,000         539,000         141,000
  Net proceeds from sale of Perry                                  40,145,000            --              --
  Capital expenditures                                             (1,409,000)     (1,501,000)     (4,582,000)
                                                                 ------------    ------------    ------------
           Net cash provided by (used in) investing activities     38,802,000        (962,000)     (4,441,000)
                                                                 ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of Heller debt                                          (40,857,000)           --              --
  Net (payments) proceeds from bank line of credit                 (6,000,000)      6,000,000            --
  Proceeds from issuance of long-term debt                          3,528,000         400,000       2,509,000
  Principal payments of long-term debt, including
    capital leases                                                 (1,073,000)     (2,266,000)     (2,931,000)
  Purchase of common stock                                             (4,000)           --              --
  Proceeds from equipment financing agreement                          12,000         343,000            --
                                                                 ------------    ------------    ------------
           Net cash (used in) provided by financing activities    (44,394,000)      4,477,000        (422,000)
                                                                 ------------    ------------    ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                (4,000)         (3,000)         (2,000)
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                  3,960,000        (946,000)     (7,735,000)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                               2,318,000       3,264,000      10,999,000
                                                                 ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  6,278,000    $  2,318,000    $  3,264,000
                                                                 ============    ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the year for:
    Interest                                                     $  3,307,000    $  9,474,000    $  7,649,000
                                                                 ============    ============    ============
    Income taxes                                                 $    106,000    $    226,000    $    466,000
                                                                 ============    ============    ============

See notes to consolidated financial statements.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      NATURE OF OPERATIONS - Aris Industries, Inc., formerly the Marcade Group, Inc. (the "Company"), is a publicly held company that was incorporated in 1947 in the State of New York. The Company is engaged in the design, manufacture, importing and distribution of men's and young men's sportswear and outerwear and ladies' sportswear and other apparel. The Company's operations are conducted primarily through two wholly-owned subsidiaries, Europe Craft Imports, Inc. ("ECI") and Perry Manufacturing Company ("Perry"), which were acquired by Aris in 1987. As described in
      Note 5, effective September 30, 1996, the Company sold 100% of the stock of Perry for a total consideration of approximately $54,719,000, and reduced its indebtedness to Heller Financial, Inc. ("Heller") from approximately $53,384,000 to $1,665,000. Perry's operating results are included in the consolidated statements of operations through September 30, 1996. In addition, there are four inactive wholly-owned subsidiaries:
      Above the Belt, Marlene Industries Corporation, RJMJ Inc., and Clarkins.

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

      ECI purchases a majority of its products from foreign manufacturers located in Hong Kong, China, Korea and Indonesia. The majority of ECI's net revenues for the period from February 4, 1996 through December 31, 1996 were accounted for in four business lines: Outerwear (65%), Perry Ellis (30%) and Private Label and Sportswear (5%). ECI's products are marketed nationally in department stores, specialty stores and retail chains. In addition, ECI operates three outlet stores. ECI's largest customer accounts for approximately 18% of its total net revenues.

      Perry, primarily a supplier of private label goods to national chain stores, designed, manufactured and distributed ladies' and men's sportswear. Perry's manufacturing operations consisted of designing, cutting, sewing and packaging with locations in North Carolina, Virginia, El Salvador, Costa Rica and Honduras. The Company also employed independent factories and contractors in the United States, Latin America and South America. The five largest customers of Perry accounted for approximately 98% of their total net revenues.

      The Company is subject to certain risks and uncertainties. The apparel industry, in general, is volatile and unpredictable due to cyclical and seasonal swings caused, in part, by customer buying patterns. There is an extremely adverse environment in the retail apparel industry which is likely to continue to impact the Company and increase the risk of reduced orders, loss of particular customers or particular selling programs of customers, shorter production lead times, reduced margins and earlier and more extensive borrowings against working capital lines. There has been a substantial consolidation of formerly independent major department store chains, such that the consolidated customers exert greater influence on suppliers such as the Company which result in greater demands for price reductions, advertising support, returns and markdowns of apparel products. In addition, the Company is particularly impacted by unusually warm weather or late arrival of cold weather. A substantial portion of the Company's products are manufactured overseas, subjecting the Company to generic risks of import and delivery from distant locations, delays due to foreign government regulation and controls, and customs and transportation difficulties. In particular, the Company imports its products from manufacturing plants which it does not own.

      USE OF ESTIMATES - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures relating to contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. The most significant use of estimates in the Company's consolidated financial statements involves the ultimate recoverability of goodwill.

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

      INVENTORIES - All inventories, except for those of one subsidiary which accounts for its inventory, at the lower of cost (weighted average basis) or market, are stated at the lower of cost (first in, first out basis) or market.

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

      GOODWILL - Goodwill represents the unamortized excess of the cost of acquiring a business over the fair values of the net assets received at the date of acquisition. Amortization expense is computed by use of the straight-line method over an estimated life of 40 years. The Company continuously evaluates goodwill for any potential impairment. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through expected undiscounted future results. Accumulated amortization at December 31, 1996 and February 3, 1996 was $ 7,395,000 and $8,362,000, respectively.

      FISCAL YEAR - On December 10, 1996, the Company changed its fiscal year to the calendar year ending December 31 rather than a fiscal year ending on the Saturday closest to January 31, effective for the period from February 4, 1996 through December 31, 1996.

      The following sets forth unaudited financial data for the period from January 29, 1995 through December 31, 1995, the comparable 1995 period to the period from February 4, 1996 through December 31, 1996:

         Net revenues                                      $ 159,264,000
         Operating income                                      3,840,000
         Loss before income taxes                             (4,981,000)
         Income tax benefit                                     (100,000)
         Net loss                                             (4,881,000)

      There are 53 weeks in the period ended February 3, 1996 and 52 weeks in the period ended January 28, 1995.

      PER SHARE DATA - Income (loss) per share was computed based upon the weighted average number of common shares outstanding during the applicable period. Stock options are excluded from per share calculations because they are anti dilutive.

2.    RECEIVABLES

                                              DECEMBER 31,  FEBRUARY 3,
                                                  1996          1996
                                              -----------   -----------

      Due from factor                         $ 7,051,000   $16,264,000
      Other receivables                         1,450,000     1,378,000
      Less allowance for uncollectible
        accounts and sales discounts            1,177,000       672,000
                                              -----------   -----------
                                              $ 7,324,000   $16,970,000
                                              ===========   ===========

      As of December 31, 1996, ECI has an agreement with a commercial financial company which provides for the factoring of certain trade receivables. The receivables were factored without recourse as to credit risk but with recourse for any claims by the customer for adjustments in the normal course of business relating to pricing errors, shortages, damaged goods, etc. All factored receivables and related proceeds of sales are the property of the respective commercial financial companies. ECI is charged a factoring commission ranging from .70% to 1% of factored sales. As of February 3, 1996, Perry had taken loans and advances of $7,940,000 against total factored receivables of $11,706,000. The weighted average interest rate on loans and advances for the fiscal year ended February 3, 1996 was 10%.

3.    INVENTORIES

                                                  DECEMBER 31,      FEBRUARY 3,
                                                      1996             1996
                                                  -----------      -----------

         Finished goods                           $ 9,234,000      $18,681,000
         Work-in-process                                 --          7,493,000
         Raw materials                                   --          9,098,000
                                                  -----------      -----------
                                                  $ 9,234,000      $35,272,000
                                                  ===========      ===========






      Inventories are reported net of a reserve for obsolescence of $939,000 as of February 3, 1996.

4.    PROPERTY, PLANT AND EQUIPMENT

                                             DECEMBER 31,       FEBRUARY 3,
                                                 1996               1996
                                             -----------        -----------

         Land                                $      --          $ 1,155,000
         Building and improvements                  --            9,456,000
         Machinery and equipment                    --           12,554,000
         Furniture and fixtures                4,352,000          2,667,000
         Leasehold improvements                1,052,000          1,432,000
                                             -----------        -----------
                                               5,404,000         27,264,000
         Less accumulated depreciation         4,171,000         13,802,000
                                             -----------        -----------
                                             $ 1,233,000        $13,462,000
                                             ===========        ===========


5.    SALE OF PERRY MANUFACTURING COMPANY

      The Company completed a transaction effective September 30, 1996 in which it sold 100% of the stock of its wholly-owned subsidiary, Perry Manufacturing Company, to Page Holding Company (the "Buyer"). The Company received cash proceeds of $40,857,000 and the Buyer assumed $3,000,000 of Perry debt. The cash proceeds were used as final satisfaction of principal and accrued interest of approximately $53,384,000 due to Heller Financial, Inc. ("Heller"). The Company and Heller then entered into a new note agreement for $1,665,000 and the Company granted Heller warrants to purchase 584,345 shares of the Company's common stock at an exercise price of $.01 per share. See Note 6 for additional information on the new Heller agreement. Such transactions resulted in a gain on the sale of Perry of $7,786,000, the realization of $1,108,000 of a cumulative foreign currency translation loss and an extraordinary gain on debt forgiveness of $10,862,000.

      The following pro forma information is presented assuming the sale of Perry had been completed at the beginning of the Company's current fiscal year. Pro forma adjustments have been made to exclude the operating results of Perry and to adjust interest expense for loans repaid from the proceeds of the transaction. This unaudited pro forma information is not necessarily indicative of the results of operations that might have occurred had the Perry sale occurred at the beginning of the Company's current fiscal year, or of future results of operations.

                                                    HISTORICAL      PRO FORMA
                                                   -------------  -------------
                                                            (UNAUDITED)

      Net revenues                                 $ 131,802,000  $  67,163,000
      Gross profit                                    27,153,000     19,166,000
      Selling and administrative expenses             25,422,000     18,456,000
      Interest and debt expense-net                    6,821,000      2,300,000
      Income (loss) before income taxes
        and extraordinary item                         1,588,000     (1,590,000)
      Income tax (benefit) expense                      (516,000)        20,000
      Net Income (loss)                               12,966,000     (1,610,000)
      Net Income (loss) per share                           1.09          (0.14)

6.    LONG-TERM DEBT

      Long-term debt is comprised of:

                                                                                    DECEMBER 31,  FEBRUARY 3,
                                                                                       1996          1996
                                                                                   -----------   -----------
      ARIS-CORPORATE:
        Heller Note, interest at prime plus 2%                                     $      --     $49,857,000

        New Heller Note, interest at 10%. Including capitalized interest of
          $665,000.                                                                  1,665,000          --

        BNY Note, interest at 7%                                                     7,460,000     7,000,000

        Apollo Note, interest at 13%.  Net of unamortized original issue discount of $736,000 and $819,000 at December 31,
          1996 and February 3, 1996, respectively                                    7,972,000     6,681,000

      OPERATING SUBSIDIARIES:

        Secured notes:
          Note payable, interest at 11%, due in monthly installments of $42,000 through June 1999, plus interest at LIBOR plus
            4.125% (9.313% at February 3, 1996)                                           --       1,907,000

          Note payable due in quarterly installments of $25,000
            through January 1999, plus interest at prime plus 1/2%                        --         275,000

          Note payable to financing company, due in monthly
            installments varying from $1,200 to $18,400 (including
            principal and interest at 13% through 2000                                    --          47,000

          Note payable, interest at a variable rate, quarterly
            principal payments of $40,500 through 1997                                    --         203,000

          Note payable, interest at a variable rate, quarterly
            principal payments of $31,250 through 1997                                    --         220,000

          Note payable, interest at prime plus 1%, quarterly
            principal payments of $18,750 through 1997                                    --          55,000

        Industrial Revenue Bonds:
          Interest at 78% of prime (not to exceed 14-5/8%) due
          quarterly.  Quarterly principal installments of $65,885
          due through April 1998                                                          --         593,000

        Other                                                                          354,000       969,000
                                                                                   -----------   -----------
                                                                                    17,451,000    67,807,000
        Less current portion                                                           749,000     1,302,000
                                                                                   -----------   -----------
                                                                                   $16,702,000   $66,505,000
                                                                                   ===========   ===========

      On June 30, 1993, the Company entered into a Senior Secured Note Agreement with Heller Financial, Inc. ("Heller") pursuant to which Heller received a note in the original principal amount of $50,857,000 to be repaid over seven years, with interest at 2% over prime. Heller retained a pledge of the Company's stock (but not the assets) in ECI and Perry.

      Effective September 30, 1996, the Company entered into an amendment and restatement of its Senior Secured Note Agreement with Heller ("Amended Heller Agreement"), pursuant to which Heller received a note in the principal amount of $1,000,000 ("New Heller Note"), with a maturity date of November 3, 2001 and a warrant to purchase 584,345 shares of the Company's common stock at an exercise price of $.01 per share. Such transaction has been accounted for as a modification of terms to the original Heller debt. Accordingly, the Company recorded the New Heller Note at the total future cash payments to be made in accordance with the Amended Heller Agreement which is principal of $1,000,000 and accrued interest of $665,000.

      At September 30, 1996, the Company owed Heller approximately $53,384,000 of principal and accrued interest. Pursuant to the Amended Heller Agreement, Heller accepted the cash proceeds of $40,857,000 received from the Perry sale and the New Heller Note as full satisfaction of such indebtedness and eliminated all financial covenants. Such transaction resulted in an extraordinary gain on debt forgiveness of $10,862,000. Heller retained a pledge of the stock (but not the assets) of ECI, the Company's remaining operating subsidiary. The New Heller Note provides that no principal or interest be paid on the Company's indebtedness to Apollo (as defined below) until all principal and interest on the New Heller Note is paid in full. In addition, the New Heller Note allows the Company to make regularly scheduled interest payments on the BNY Note (as defined below) for interest accruing after February 3, 1997 and principal payments. However, if the Company makes an interest payment on the BNY Note, it shall immediately make an interest payment to Heller in an amount equal to the amount of interest which shall have accrued on the New Heller
      Note in accordance with its terms during the same period of time for which interest is being paid pursuant to the interest payment on the BNY Note. Also, if the Company makes a principal payment on the BNY Note, it shall immediately prepay the New Heller Note in an amount equal to the lesser of the principal payment on the BNY Note or the then outstanding amount of the remaining obligation on the New Heller Note.

      During the fiscal year ended January 29, 1994, (i) Apollo Aris Partners, L.P., a Delaware limited partnership ("Apollo Aris"), invested $1 million in the Company in exchange for 5,804,820 shares of the Company's New Common Stock issued to Apollo Aris, which shares constitute approximately 48.8% of the Company's capital stock issued and outstanding as of June 30, 1993, (ii) its affiliate, AIF-II, L.P., a Delaware limited partnership ("AIF-II" and, together with Apollo Aris, "Apollo"), invested $6.5 million in the Company in exchange for a promissory note. Apollo maintains minimum ownership and Board of Directors representation.

      On June 30, 1993, the Company entered into a Series B Junior Secured Note Agreement with Apollo pursuant to which Apollo received a $7.5 million note bearing interest at 13% per annum (the "Apollo Note"). Apollo shares with BNY Financial Corporation ("BNY") a second lien on the stock of ECI. The Apollo Note is required to be paid in two equal installments payable on November 3, 2001 and 2002. The Apollo Note contains certain affirmative and negative covenants on the operation of the Company. Pursuant to the Debt Registration Rights Agreement entered into on June 30, 1993 between the Company and Apollo, Apollo and one transferee are entitled to require the Company twice to register the offer and sale of the Apollo Note under Federal and applicable state securities laws, and at the request of Apollo or such transferee, to negotiate with such party in good faith to convert the Apollo Notes into registered notes issued pursuant to a trust indenture.

      On June 30, 1993, the Company entered into a Series A Junior Secured Note Agreement with BNY pursuant to which BNY received a nine-year, $7 million note, bearing interest at a rate of 7% per annum (the "BNY Note"). BNY shares with Apollo a second lien on the stock of ECI. The BNY Note is required to be paid in six annual installments, payable on November 3 of each year commencing in 1997 as follows:

           CALENDAR
             YEAR                                                       AMOUNT
           --------                                                   ----------

             1997                                                     $  300,000
             1998                                                        300,000
             1999                                                        500,000
             2000                                                        600,000
             2001                                                      1,100,000
             2002                                                      4,660,000


      The BNY note contains certain affirmative and negative covenants on the operations of the Company.

      Once the New Heller Note is paid in full, Apollo and BNY will share in mandatory prepayments based upon 50% of certain "excess cash flows" (as defined). With the consent of BNY and Apollo, as agreed to in May 1996, the quarterly interest payments under the Company's notes due to BNY and Apollo for the period May 6, 1996 through February 3, 1997 and all accrued interest at May 6, 1996 will not be made in cash and instead will be added to the principal of such notes. On November 3, 2002, the Company is obligated to pay BNY and Apollo $460,000 and $1,208,000, respectively, representing interest through December 31, 1996, which was not paid in cash and instead added to the principal of the respective notes.

      MATURITIES - Future maturities of long-term debt are as follows:

               YEAR ENDING
               DECEMBER 31,
               ------------

                   1997                                              $   749,000
                   1998                                                  762,000
                   1999                                                1,043,000
                   2000                                                1,165,000
                   2001                                                4,850,000
                Thereafter                                             9,618,000
                                                                     -----------
                                                                     $18,187,000
                                                                     ===========

      RESTRICTED NET ASSETS - In accordance with ECI's credit facility agreement, as of December 31, 1996 and February 3, 1996, the maximum amount of upstream payments in the form of management fees from ECI to Aris have been made. Under this agreement, net assets restricted to ECI's use at December 31, 1996 and February 3, 1996 were $14,077,000 and $14,802,000, respectively.

      In addition, Perry had net assets restricted to its use at February 3, 1996 of $22,889,000, which arise from its Industrial Revenue Bond Agreements.

      At this time, the Company believes that based on current business plans and financial arrangements that management fee revenues from it principal operating subsidiary, after taking into account all restrictions contained in the relevant subsidiary lending agreements, will be sufficient to cover debt service requirements and corporate cash requirements for the year ending December 31, 1997.

7.    LINE OF CREDIT PAYABLE

      ECI has available a $30,000,000 line of credit which is secured by liens on certain assets of ECI. As of December 31, 1996, there was no outstanding balance payable. Interest is accrued at the bank's prime rate plus 1/4%. As of December 31, 1996, the bank's prime rate was 8.25%. The line of credit contains various clauses which, among other things, limits payment of management fees to the Company and requires the maintenance of certain levels of net worth (as defined) during the year. ECI was not in violation of any of its covenants as of December 31, 1996.

      On March 7, 1997, ECI renegotiated a new line of credit agreement with the bank with terms similar to the existing agreement. Under the new agreement, ECI has available a $39,000,000 line of credit with interest accruing at the bank's prime rate plus 1/4% which is secured by liens on certain assets of ECI. The new agreement contains various clauses which, among other things, limits payment of management fees to the Company and requires the maintenance of certain levels of net worth (as defined) during the year. ECI expects to comply with the provisions of the new agreement for the calendar year ended December 31, 1997.

8.    1993 STOCK INCENTIVE PLAN

      Pursuant to the Company's Plan of Reorganization on June 30, 1993, a new 1993 Stock Incentive Plan was adopted by the Company (the "1993 Stock Incentive Plan"). The 1993 Stock Incentive Plan authorizes the Company's Board of Directors (or a committee thereof), to award to employees and directors of, and consultants to, the Company and its subsidiaries (i) options to acquire Common Stock at prices determined when the options are granted, (ii) stock appreciation rights (entitling the holder to a payment equal to the appreciation in market value of a specified number of shares of Common Stock over a specified period), (iii) restricted shares of Common Stock whose vesting is subject to terms and conditions specified at the time of grant, and (iv) performance shares of Common Stock that are granted upon achievement of specified performance goals. Options granted pursuant to the 1993 Stock Incentive Plan may be either "incentive stock options" within the meaning of Section 422A of the United States Internal Revenue Code of 1986, as amended, or non-qualified options. A maximum of
      1.2 million shares of Common Stock (subject to anti-dilution adjustments) can be covered by awards under the 1993 Stock Incentive Plan.

      The 1993 Stock Incentive Plan provides that any shares subject to an option under such plan which terminate, are canceled or expire without being exercised may again be subjected to an option under the plan, subject to the earlier termination of that plan. All options granted to date provide for vesting in three equal annual installments from the date of grant and are exercisable for a period of 10 years from the grant date.

      In December 1996, the Company granted to employees of the Company and its remaining wholly-owned operating subsidiary, ECI, 305,000 options under the Plan. The exercise price of the options is ten cents per share (the market price on such date). As of December 31, 1996, there were 25 eligible participants with options outstanding under the 1993 Stock Incentive Plan. During the period from February 4, 1996 through December 31, 1996 a total of 172,500 stock options were granted to Officers of the Company under the 1993 Stock Incentive Plan. On June 26, 1995, all outstanding stock options under the 1993 Stock Incentive Plan were repriced to have an exercise price of fifty cents (the market price on such date), rather than two dollars per share.

                                                                     WEIGHTED
                                                     SHARES          AVERAGE
                                                      UNDER         PRICE PER
                                                     OPTION           SHARE
                                                   ---------        --------

       BALANCE, JANUARY 30, 1994                   1,040,500        $   2.00

         Granted                                      12,000            2.00
         Exercised                                      --               --
         Expired/Surrendered                         (10,500)           2.00
                                                   ---------        --------
       BALANCE, JANUARY 28, 1995                   1,042,000            2.00

         Granted                                        --               --
         Exercised                                      --               --
         Expired/Surrendered                         (77,000)           0.50
                                                   ---------        --------
       BALANCE, FEBRUARY 3, 1996                     965,000            0.50

         Granted                                     305,000            0.10
         Exercised                                      --               --
         Expired/Surrendered                        (307,500)           0.50
                                                   ---------        --------
       BALANCE, DECEMBER 31, 1996                    962,500        $   0.37
                                                   =========        ========

      At December 31, 1996, February 3, 1996 and January 28, 1995, 237,500,
      235,000 and 158,000, respectively, of options were available for grant. The outstanding stock options at December 31, 1996 have a weighted average contractual life of 8.6 years and the exercise price ranges from $.10 to $.50. The number of stock options exercisable at December 31, 1996, February 3, 1996 and January 28, 1995 was 657,500, 643,366 and 137,300,
      respectively. The stock options exercisable at December 31, 1996 have a weighted average exercise price of $.50 per share.

      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), which requires either the recognition of compensation expense for stock options and other stock-based compensation or supplemental disclosure of the impact such expense recognition would have had on the Company's results of operations. The Company has elected to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees and to provide the supplemental information required by SFAS No.
      123. The Company believes that the supplemental disclosures required by SFAS No. 123 are not material as net income and earnings per share would be decreased by less than 1% had stock-based compensation been recognized in expense under the provisions of the Statement.

9.    TRANSACTIONS WITH RELATED PARTIES

      During the period from February 4, 1996 through December 31, 1996 and in each of the two fiscal years ended February 3, 1996, rent payments of $888,000, $325,000 and $411,000, respectively, were made by ECI to a general partnership controlled by then current and former officers of ECI. These officers of ECI were never officers or directors of the Company.

10.   RETIREMENT PLANS

      During the fiscal year ended January 28, 1995, the Company and its two subsidiaries established defined contribution plans pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate. Employer contributions are discretionary. Participants immediately vest in their own contributions and in employer contributions after six or seven years of service. During the period from February 4, 1996 through December 31, 1996 and for the fiscal year ended February 3, 1996, total matching contributions of $51,000 and $74,000, respectively, were made.

      In May 1991, a discontinued operating subsidiary of the Company terminated all of its remaining employees who participated in its pension plan. There was no net periodic pension benefit/cost for the period from February 4, 1996 through December 31, 1996, or in each of the two fiscal years ended February 3, 1996. Assets of the plan are invested in a U.S. government securities fund.

      The following table sets forth the funded status of the pension plan:

                                                                       DECEMBER 31,  FEBRUARY 3,
                                                                           1996          1996
                                                                       -----------   -----------
        Actuarial present value of accumulated benefit
          obligation (all vested)                                      $    63,000   $    95,000
                                                                       ===========   ===========
        Plan assets at fair value                                      $   172,000   $   222,000
        Actuarial present value of projected benefit obligation             63,000        95,000
                                                                       -----------   -----------
        Plan assets in excess of projected benefit obligation              109,000       127,000
        Contingent liability                                               109,000       127,000
                                                                       -----------   -----------
        Prepaid pension cost                                           $      --     $      --
                                                                       ===========   ===========

      The benefits paid are non-earnings related; thus the projected and accumulated benefit obligations are equal. The expected long-term rate of return on assets was 7% and 6% as of December 31, 1996 and February 3, 1996, respectively.

11.   INCOME TAXES

      The following tables present the components of the provision (benefit) for income taxes, a reconciliation of the expected statutory Federal income tax expense (benefit) to the actual expense (benefit) and the principal items of deferred taxes.

      The (benefit) provision for income taxes is as follows:

                             PERIOD FROM
                            FEBRUARY 4, 1996     53 WEEKS       52 WEEKS
                                THROUGH           ENDED           ENDED
                              DECEMBER 31,      FEBRUARY 3,     JANUARY 28,
                                  1996             1996            1995
                            -------------    ------------     ------------

        Current:
          Federal           $        --      $       --       $     70,000
          State                    64,000          37,000          408,000

        Deferred:
          Federal                (665,000)       (223,000)        (300,000)
          State                    85,000         121,000          (35,000)
                            -------------    ------------     ------------
                            $    (516,000)   $    (65,000)    $    143,000
                            =============    ============     ============


      A reconciliation of the expected statutory Federal income tax expense (benefit) and the actual expense (benefit) is summarized as follows:

                                                          PERIOD FROM
                                                        FEBRUARY 4, 1996   53 WEEKS        52 WEEKS
                                                            THROUGH          ENDED           ENDED
                                                           DECEMBER 31,    FEBRUARY 3,     JANUARY 28,
                                                              1996            1996            1995
                                                        ----------------   -----------     -----------
        Expected income tax expense (benefit)                   34 %           (34)%            34 %

        Increase (decrease) in taxes resulting from:
          Non-deductible goodwill                                2               6              20
          State and local income tax, net                       --               1              10
          Losses from foreign subsidiaries                       4               8              --
          Non-recognization of NOL benefit
            and deferred tax assets                             --              19             (61)
          Non-taxable gain on debt forgiveness                 (32)             --              --
          Recognition of NOL benefit                           (31)             --              --
          Non-deductible interest                               10              --              --
          Other                                                  9              (1)              3
                                                              ----            ----            ----
        Actual income tax (benefit) expense                     (4)%            (1)%             6 %
                                                              ====            ====            ====


      Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's deferred tax assets and liabilities are as follows:

                                                            DECEMBER 31,     FEBRUARY 3,
                                                                1996            1996
                                                          ------------    ------------
        Deferred tax assets:
          Current:
            Book/tax inventory basis differences          $    128,000    $    812,000
            Customer allowances                                480,000         514,000
            Other                                              624,000         791,000
                                                          ------------    ------------
                                                             1,232,000       2,117,000
                                                          ------------    ------------
          Noncurrent:
            Operating loss carryforwards                    31,635,000      38,991,000
            Tax credit carryforwards                           198,000         242,000
            Alternative minimum tax credit carryforward        787,000         627,000
            Non-deductible interest                            793,000            --
            Other                                               13,000            --
                                                          ------------    ------------
                                                            33,426,000      39,860,000
                                                          ------------    ------------
                                                            34,658,000      41,977,000
        Valuation allowance                                (33,835,000)    (40,817,000)
                                                          ------------    ------------
        Net deferred tax assets                           $    823,000    $  1,160,000
                                                          ============    ============
        Deferred tax liabilities:
          Intangible assets                               $    747,000    $    837,000
          Book/tax fixed asset basis differences                  --           827,000
                                                          ------------    ------------
        Total noncurrent deferred tax liabilities         $    747,000    $  1,664,000
                                                          ============    ============



      A valuation allowance is recognized for those deferred tax assets that may not be realized. At this time, the Company has determined that such valuation allowance be equal to the net deferred tax assets except for the alternative minimum tax credit carryforwards and a portion of the state net operating loss carryforwards at ECI. During the period from February 4, 1996 through December 31, 1996 and during the fiscal year ended January 28, 1995, the valuation allowance was reversed by $347,000 and $280,000, respectively, related to alternative minimum tax credit carryforwards. The alternative minimum tax credit carryforwards do not expire, and in the Company's opinion, it is more likely than not that this credit carryforward will be realized.

      Net current deferred tax assets and noncurrent deferred tax liabilities are included in prepaid expenses and other current assets, and other liabilities. Net noncurrent deferred tax assets are included in other assets.

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

      Any significant loss of, or restriction on the use of the Company's net operating loss carryforwards could have a material adverse effect upon the Company's future earnings and future cash flow and could limit the Company's future ability to service its debt obligations. The conclusions drawn by the Company in monitoring and calculating the requirements of New
      Section 382 for activity subsequent to the 1986 restructuring involve many complex and technical questions. The Company's 1993 Chapter 11 Plan of Reorganization qualifies under New Section 382 (l)(5) and, therefore, its ability to utilize a substantial portion of the net operating loss carryforwards of the Company should be preserved. The Internal Revenue Service could disagree with the Company's position and, should such a dispute arise, it would be difficult to predict the outcome.

      The amounts and expiration dates, if accepted, of the remaining tax net operating loss carryforwards are as follows:

              1999                                           $ 4,000,000
              2000                                             9,000,000
              2001                                             6,000,000
              2005                                            38,000,000
              2006                                            11,000,000
              2007                                             3,000,000
              2008                                             1,000,000
              2010                                             4,000,000
                                                             -----------
                                                             $76,000,000
                                                             ===========

      Approximately $198,000 of investment tax and job credits, expiring from 1997 to 2000, are available as a carryforward to reduce future Federal income tax payments.

12.   COMMITMENTS AND CONTINGENCIES

      LEASE COMMITMENTS - Future minimum rental payments under capital leases and noncancellable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 1996 are as follows:

                                                   OPERATING      CAPITAL
              YEAR ENDING                             LEASES       LEASES
              -----------                         ----------   ----------

                  1997                            $1,639,000   $  107,000
                  1998                             1,664,000      107,000
                  1999                             1,336,000       36,000
                  2000                               662,000         --
                  2001                               561,000         --
               Thereafter                          1,544,000         --
                                                  ----------   ----------
        Total minimum lease payments              $7,406,000      250,000
                                                  ==========
        Less amount representing interest                         (19,000)
                                                               ----------
        Present value of minimum lease payments                $  231,000
                                                               ==========


      The Company has various operating leases in effect primarily for outlet stores, automobiles, selling and administrative facilities and a warehouse. The outlet store leases expire over the next four to seven years, the selling and administrative facility leases expire over the next nine years and the warehouse lease expires over the next four years. The outlet store leases contain a clause whereby the stores are assessed additional rent based on a percentage of sales. For the period from February 4, 1996 through December 31, 1996 and in each of the two fiscal years ended February 3, 1996 the outlet stores were not charged rent as a percentage of sales. Most of the operating leases contain a renewal option to extend the lease terms. Total rental expense under all operating leases was approximately $1,885,000, $2,326,000 and $1,853,000 for the period from February 4, 1996 through December 31, 1996 and in each of the two fiscal years ended February 3, 1996, respectively.

      The Company is involved in a warehousing arrangement where charges are assessed based upon the number of units received into and shipped out of the warehouse. Total warehouse charges paid by the Company for the period from February 4, 1996 through December 31, 1996 and in each of the two fiscal years ended February 3, 1996 were $261,000, $1,498,000 and $1,452,000, respectively.

      The Company leases various office equipment under capital leases expiring over the next three years. As of December 31, 1996 and February 3, 1996, the current obligation payable is $94,000 and $81,000, respectively, and is included in accrued expenses and other current liabilities. The noncurrent obligation payable is $137,000 and $223,000, respectively, and is included in other liabilities. The noncash impact of the capital leases transactions on the balance sheet as of February 3, 1996 is an increase to the cost of furniture, fixtures and equipment and obligations under capital leases of $375,000.

      In April 1996, the Company sublet a facility to a third party and received rental income for the period from February 4, 1996 through December 31, 1996 of approximately $40,000. Total future minimum rental income to be received by the Company is $60,000.

      EQUIPMENT FINANCING AGREEMENT - During the 53 weeks ended February 3, 1996, the Company entered into a financing agreement with a third party for the purpose of acquiring various computer hardware and software. During the period from February 4, 1996 through December 31, 1996, the Company received services from the third party for which additional financing was provided. The terms of the agreement require the Company to make specified monthly payments over a 3-year period with payments commencing on April 2, 1996. The third party is secured by an interest in the computer hardware and software. As of December 31, 1996 and February 3, 1996, the current obligation payable is $149,000 and $85,000, respectively, and is included in the current portion of long-term debt. The noncurrent obligation payable is $205,000 and $257,000, respectively, and is included in long-term debt.

      EMPLOYMENT CONTRACTS - The Company has entered into an employment contract with one of its senior executives for a period of three years, expiring no later than June 30, 1998. Under the agreement, the covered individual is entitled to a specified salary over the contract period. In addition, bonuses are payable contingent upon profitability and cash flow of the Company for each period. The estimated future minimum obligation under these contracts as of December 31, 1996 is $796,000.

      CONTINGENCIES - The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions involving private interests. While the Company cannot quantify the outcome of any litigation, the Company is vigorously defending these claims and believes that any ultimate liability arising from these actions will not have a material adverse effect on its consolidated financial statements at December 31, 1996. Included in selling and administrative expenses for the 53 weeks ended February 3, 1996 are charges related to the settlement of a civil action. This settlement did not have a material impact on the consolidated financial statements.

13.   SIGNIFICANT CUSTOMERS

      The percentage of net revenues from significant customers was as follows:

                              PERIOD FROM
                             FEBRUARY 4, 1996     53 WEEKS           52 WEEKS
                                 THROUGH            ENDED              ENDED
                               DECEMBER 31,       FEBRUARY 3,        JANUARY 28,
                                  1996               1996              1995
                             ----------------     -----------        -----------
        Customer 1                 34%                34%               33%
        Customer 2                 15                 17                 9
        Customer 3                  5                 11                16





14.   FOURTH QUARTER RESULTS

      During the fourth quarter of the period from February 4, 1996 through December 31, 1996, ECI recorded management bonuses of $600,000 based on ECI's financial performance for this period.

      In connection with the sale of Perry Manufacturing Company, the Company realized a cumulative foreign currency translation loss of $1,108,000 associated with Perry during the fourth quarter of the period from February 4, 1996 through December 31, 1996.

15.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                     ******

ARIS INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                              DECEMBER 31,     FEBRUARY 3,
                                                                 1996            1996
                                                             ------------    ------------
ASSETS:
CURRENT ASSETS:
  Cash and cash equivalents                                  $     89,000    $  1,690,000
  Prepaid expenses and other current assets                       649,000          58,000
                                                             ------------    ------------
           Total current assets                                   738,000       1,748,000

INVESTMENTS IN/ADVANCES TO SUBSIDIARIES                        32,714,000      65,620,000

PROPERTY AND EQUIPMENT - NET                                       11,000          12,000

OTHER ASSETS                                                      795,000         288,000
                                                             ------------    ------------
TOTAL ASSETS                                                 $ 34,258,000    $ 67,668,000
                                                             ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued expenses and other current liabilities             $  1,382,000    $  2,719,000
  Current portion of long-term debt                               600,000            --
                                                             ------------    ------------
           Total current liabilities                            1,982,000       2,719,000

OTHER LIABILITIES                                               1,024,000         847,000

LONG-TERM DEBT (net of unamortized discount of $736,000
   and $819,000 at December 31, 1996 and February 3, 1996,
   respectively)                                               16,497,000      63,538,000

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01                                    119,000         119,000
  Preferred stock, par value $.01                                    --              --
  Additional paid-in capital                                   44,057,000      44,061,000
  Accumulated deficit                                         (29,421,000)    (42,387,000)
  Cumulative translation adjustment                                  --        (1,229,000)
                                                             ------------    ------------
           Total stockholders' equity                          14,755,000         564,000
                                                             ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 34,258,000    $ 67,668,000
                                                             ============    ============

See notes to condensed financial statements.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                        PERIOD FROM
                                                      FEBRUARY 4, 1996       53 WEEKS          52 WEEKS
                                                          THROUGH              ENDED             ENDED
                                                        DECEMBER 31,        FEBRUARY 3,        JANUARY 28,
                                                            1996               1996               1995
                                                     ---------------    ---------------    ---------------
REVENUES:
  Management fees from subsidiaries                  $     1,818,000    $     7,741,000    $    10,400,000
  Equity in earnings (losses) of subsidiaries                 32,000         (5,756,000)         2,043,000
                                                     ---------------    ---------------    ---------------
                                                           1,850,000          1,985,000         12,443,000
                                                     ---------------    ---------------    ---------------
OPERATING COSTS:
  Selling and administrative expenses                        827,000          1,466,000          1,693,000
  Amortization and depreciation expenses                   1,058,000          1,412,000          1,538,000
                                                     ---------------    ---------------    ---------------
                                                           1,885,000          2,878,000          3,231,000
                                                     ---------------    ---------------    ---------------
(LOSS) INCOME BEFORE INTEREST,
  GAIN ON SALE OF SUBSIDIARY, INCOME
  TAXES AND EXTRAORDINARY ITEM                               (35,000)          (893,000)         9,212,000

INTEREST EXPENSE - NET                                    (4,991,000)        (7,060,000)        (6,263,000)

SALE OF SUBSIDIARY
  Gain on sale of Perry Manufacturing Company              7,786,000               --                 --
  Realization of cumulative foreign currency
     translation loss                                     (1,108,000)              --                 --
                                                     ---------------    ---------------    ---------------
INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                                   1,652,000         (7,953,000)         2,949,000

INCOME TAX (BENEFIT) EXPENSE                                (452,000)           104,000            733,000
                                                     ---------------    ---------------    ---------------
INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                                       2,104,000         (8,057,000)         2,216,000

EXTRAORDINARY ITEM:
  Gain on debt extinguishment                             10,862,000               --                 --
                                                     ---------------    ---------------    ---------------
NET INCOME (LOSS)                                    $    12,966,000    $    (8,057,000)   $     2,216,000
                                                     ===============    ===============    ===============

                                                                                               (Continued)
See notes to condensed financial statements.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                         PERIOD FROM
                                                                       FEBRUARY 4, 1996     53 WEEKS           52 WEEKS
                                                                           THROUGH            ENDED              ENDED
                                                                         DECEMBER 31,       FEBRUARY 3,        JANUARY 28,
                                                                            1996               1996               1995
                                                                        ------------       ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                     $ 12,966,000       $ (8,057,000)      $  2,216,000
  Adjustments to reconcile net income (loss) to net
    cash (used in) provided by operating activities:
    Depreciation and amortization                                          1,058,000          1,412,000          1,538,000
    Interest in undistributed equity (earnings) losses
       of subsidiaries                                                       (32,000)         5,756,000         (2,043,000)
    Gain on sale of Perry                                                 (7,786,000)              --                 --
    Gain on debt forgiveness                                             (10,862,000)              --                 --
    Cumulative translation adjustment                                      1,108,000               --                 --
    Capitalized interest                                                   1,424,000               --                 --
    Deferred income tax benefit                                             (544,000)           (26,000)              --
    Change in assets and liabilities                                      (1,741,000)           628,000            186,000
                                                                        ------------       ------------       ------------
           Net cash (used in) provided by operating activities            (4,409,000)          (287,000)         1,897,000
                                                                        ------------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                        (4,000)            (4,000)              --
  Net proceeds from sale of Perry                                         40,145,000               --                 --
                                                                        ------------       ------------       ------------
           Net cash provided by (used in) investing activities            40,141,000             (4,000)              --
                                                                        ------------       ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of Heller debt                                                 (40,857,000)              --                 --
  Principal payments of long-term debt                                          --             (500,000)        (1,500,000)
  Proceeds from issuance of long-term debt                                 3,528,000               --                 --
  Purchase of common stock                                                    (4,000)              --                 --
                                                                        ------------       ------------       ------------
           Net cash used in financing activities                         (37,333,000)          (500,000)        (1,500,000)
                                                                        ------------       ------------       ------------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                        (1,601,000)          (791,000)           397,000

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                      1,690,000          2,481,000          2,084,000
                                                                        ------------       ------------       ------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                         $     89,000       $  1,690,000       $  2,481,000
                                                                        ============       ============       ============
CASH PAID DURING THE YEAR FOR:
  Interest                                                              $  1,477,000       $  6,907,000       $  5,958,000
                                                                        ============       ============       ============
  Income taxes                                                          $     30,000       $    110,000       $    166,000
                                                                        ============       ============       ============

                                                                                                               (Continued)
See notes to condensed financial statements.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



1.    SIGNIFICANT ACCOUNTING POLICIES

      INVESTMENT IN SUBSIDIARIES - Investments in subsidiaries are accounted for using the equity method under which Aris' 100% share of earnings or losses of these subsidiaries are reflected in operations as earned. Dividends, if any, are credited against the investment in subsidiaries when received.

2.    DEBT MATURITIES

      On June 30, 1993, the Company entered into a Senior Secured Note Agreement with Heller Financial, Inc. ("Heller") pursuant to which Heller received a note in the original principal amount of $50,857,000 to be repaid over seven years, with interest at 2% over prime. Heller retained a pledge of the Company's stock (but not the assets) in ECI and Perry.

      Effective September 30, 1996, the Company entered into an amendment and restatement of its Senior Secured Note Agreement with Heller ("Amended Heller Agreement"), pursuant to which Heller received a note in the principal amount of $1,000,000 ("New Heller Note"), with a maturity date of November 3, 2001 and a warrant to purchase 584,345 shares of the Company's common stock at an exercise price of $.01 per share. Such transaction has been accounted for as a modification of terms to the original Heller debt. Accordingly, the Company recorded the New Heller Note at the total future cash payments to be made in accordance with the Amended Heller Agreement which is principal of $1,000,000 and accrued interest of $665,000.

      At September 30, 1996, the Company owed Heller approximately $53,384,000 of principal and accrued interest. Pursuant to the Amended Heller Agreement, Heller accepted the cash proceeds of $40,857,000 received from the Perry sale and the New Heller Note as full satisfaction of such indebtedness and eliminated all financial covenants. Such transaction resulted in an extraordinary gain on debt forgiveness of $10,862,000. Heller retained a pledge of the stock (but not the assets) of ECI, the Company's remaining operating subsidiary. The New Heller Note provides that no principal or interest be paid on the Company's indebtedness to Apollo (as defined below) until all principal and interest on the New Heller Note is paid in full. In addition, the New Heller Note allows the Company to make regularly scheduled interest payments on the BNY Note (as defined below) for interest accruing after February 3, 1997 and principal payments. However, if the Company makes an interest payment on the BNY Note, it shall immediately make an interest payment to Heller in an amount equal to the amount of interest which shall have accrued on the New Heller
      Note in accordance with its terms during the same period of time for which interest is being paid pursuant to the interest payment on the BNY Note. Also, if the Company makes a principal payment on the BNY Note, it shall immediately on the same day prepay the New Heller Note in an amount equal to the lessor of the principal payment on the BNY Note or the then outstanding amount of the remaining obligation on the New Heller Note.

      During the fiscal year ended January 29, 1994, (i) Apollo Aris Partners, L.P., a Delaware limited partnership ("Apollo Aris"), invested $1 million in the Company in exchange for 5,804,820 shares of the Company's New Common Stock issued to Apollo Aris, which shares constitute approximately 48.8% of the Company's capital stock issued and outstanding as of June 30, 1993, (ii) its affiliate, AIF-II, L.P., a Delaware limited partnership ("AIF-II" and, together with Apollo Aris, "Apollo"), invested $6.5 million in the Company in exchange for a promissory note. Apollo maintains minimum ownership and Board of Directors representation.

      On June 30, 1993, the Company entered into a Series B Junior Secured Note Agreement with Apollo pursuant to which Apollo received a $7.5 million note bearing interest at 13% per annum (the "Apollo Note"). Apollo shares with BNY Financial Corporation ("BNY") a second lien on the stock of ECI. The Apollo Note is required to be paid in two equal installments payable on November 3, 2001 and 2002. The Apollo Note contains certain affirmative and negative covenants on the operation of the Company. Pursuant to the Debt Registration Rights Agreement entered into on June 30, 1993 between the Company and Apollo, Apollo and one transferee are entitled to require the Company twice to register the offer and sale of the Apollo Note under Federal and applicable state securities laws, and at the request of Apollo or such transferee, to negotiate with such party in good faith to convert the Apollo Notes into registered notes issued pursuant to a trust indenture.

      On June 30, 1993, the Company entered into a Series A Junior Secured Note Agreement with BNY pursuant to which BNY received a nine-year, $7 million note, bearing interest at a rate of 7% per annum (the "BNY Note"). BNY shares with Apollo a second lien on the stock of ECI. The BNY Note is required to be paid in six annual installments, payable on November 3 of each year. The BNY note contains certain affirmative and negative covenants on the operations of the Company.

      Once the New Heller Note is paid in full, Apollo and BNY will share in mandatory prepayments based upon 50% of certain "excess cash flows" (as defined). With the consent of BNY and Apollo, as agreed to in May 1996, the quarterly interest payments under the Company's notes due to BNY and Apollo, respectively, for the period May 6, 1996 through February 3, 1997 and all accrued interest at May 6, 1996 will not be made in cash and instead will be added to the principal of such notes. On November 3, 2002, the Company is obligated to pay BNY and Apollo $460,000 and $1,208,000, respectively, representing interest through December 31, 1996, which was not paid in cash and instead added to the principal of the respective notes.

      Future maturities of long-term debt are as follows:

          YEAR ENDING
          DECEMBER 31,
          ------------

              1997                                        $   600,000
              1998                                            600,000
              1999                                          1,000,000
              2000                                          1,165,000
              2001                                          4,850,000
           Thereafter                                       9,618,000
                                                          -----------
                                                          $17,833,000
                                                          ===========

ARIS INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
COLUMN A                                             COLUMN B        COLUMN C         COLUMN D              COLUMN E
-----------------------------------------------------------------------------------------------------------------------
                                                                    ADDITIONS -
                                                     BALANCE AT      CHARGED TO                              BALANCE
                                                     BEGINNING       COSTS AND                              AT END OF
CLASSIFICATION                                       OF PERIOD        EXPENSES      DEDUCTIONS               PERIOD
--------------                                      -----------     -----------    ------------            -----------
Period from February 4, 1996 through
  December 31, 1996:
  Allowance for sales
     returns and discounts                          $ 2,273,000     $ 3,930,000     $ 4,400,000 (1)(3)     $ 1,803,000

  Inventory reserve for obsolescence                    939,000            --           939,000 (2)(3)            --

  Reserve for sales allowances                          886,000         964,000         889,000 (1)            961,000
                                                    -----------     -----------     -----------            -----------
                                                    $ 4,098,000     $ 4,894,000     $ 6,228,000            $ 2,764,000
                                                    ===========     ===========     ===========            ===========
53 weeks ended February 3, 1996:
  Allowance for sales
     returns and discounts                          $   496,000     $ 8,894,000     $ 7,117,000 (1)        $ 2,273,000

  Inventory reserve for obsolescence                  1,041,000         515,000         617,000 (2)            939,000

  Reserve for sales allowances                             --           886,000            --                  886,000
                                                    -----------     -----------     -----------            -----------
                                                    $ 1,537,000     $10,295,000     $ 7,734,000            $ 4,098,000
                                                    ===========     ===========     ===========            ===========
52 weeks ended January 28, 1995:
  Allowance for sales
    returns and discounts                           $   378,000     $ 2,920,000     $ 2,802,000 (1)        $   496,000

  Inventory reserve for obsolescence                  1,237,000       2,214,000       2,410,000 (2)          1,041,000
                                                    -----------     -----------     -----------            -----------
                                                    $ 1,615,000     $ 5,134,000     $ 5,212,000            $ 1,537,000
                                                    ===========     ===========     ===========            ===========


(1)  Returns and discounts taken.
(2)  Inventory written off.
(3)  Sale of Perry Manufacturing Company

                                                                    F-27