Form 10-Q
period 1997-03-31
ARIS INDUSTRIES INC
filed 1997-05-07
CIK 100979

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter ended                        (Commission File Number):  1-4814
March 31, 1997

                              ARIS INDUSTRIES, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

      New York                                  22-1715274
      --------                                  ----------
(State or other jurisdiction of               (IRS Employer
incorporation or organization)                Identification No.)

                   475 FIFTH AVENUE, NEW YORK, NEW YORK 10017
                   ------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                        YES  X         NO ___
                                            ---

Number of shares of Common Stock outstanding                        11,852,544
At March 31, 1997

                              ARIS INDUSTRIES, INC.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

            a.    Consolidated Balance Sheets as of March
                  31, 1997, December 31, 1996 and May 4,
                  1996                                                       3

            b.    Consolidated Statements of Operations for
                  the Three Months Ended March 31, 1997 and
                  Thirteen Weeks Ended May 4, 1996.                          4

            c.    Consolidated Statements of Cash Flows for
                  the Three Months Ended March 31, 1997 and
                  Thirteen Weeks Ended May 4, 1996                           5

            d.    Condensed Notes to Consolidated Financial
                  Statements                                                 6

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 11

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings                                             19

      Item 2. Changes in Securities                                         19

      Item 3. Defaults upon Senior Securities                               19

      Item 4. Submission of Matters to a Vote of
              Security Holders                                              19

      Item 5. Other Information                                             19

      Item 6. Exhibits and Reports on Form 8-K                              19


SIGNATURES                                                                  20

            ARIS INDUSTRIES INC.
             AND SUBSIDIARIES

CONSOLIDATED  BALANCE  SHEETS

                                                                     March 31,       December 31,         May 4,
                                                                       1997             1996               1996
ASSETS                                                              (Unaudited)       (Audited)         (Unaudited)
                                                                   ------------      ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                                       $    419,000      $  6,278,000      $  1,632,000
   Receivables                                                       14,506,000         7,324,000        10,765,000
   Inventories                                                        3,629,000         9,234,000        33,720,000
   Prepaid expenses and other current assets                          1,795,000         1,976,000         2,013,000
                                                                   ------------      ------------      ------------

                      Total current assets                           20,349,000        24,812,000        48,130,000

PROPERTY, PLANT AND EQUIPMENT, NET                                    1,219,000         1,233,000        13,660,000

OTHER ASSETS                                                          1,188,000         1,188,000           911,000

GOODWILL                                                             17,454,000        17,622,000        23,545,000
                                                                   ------------      ------------      ------------

                                                                   $ 40,210,000      $ 44,855,000      $ 86,246,000
                                                                   ============      ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Trade acceptances payable                                       $    294,000      $  5,602,000      $    131,000
   Accounts payable - trade                                           1,262,000           922,000         9,799,000
   Accrued expenses and other current liabilities                     3,631,000         4,497,000         4,378,000
   Current portion of long term debt                                    752,000           749,000           971,000
   Line of credit payable                                             2,000,000              --           4,278,000
                                                                   ------------      ------------      ------------
                   Total current liabilities                          7,939,000        11,770,000        19,557,000

OTHER LIABILITIES                                                     1,555,000         1,628,000         1,522,000

LONG TERM DEBT,  LESS CURRENT PORTION                                16,823,000        16,702,000        67,021,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, par value $.01: 50,000,000 shares authorized;
      issued and outstanding 11,852,544 at March 31, 1997 and
     December 31, 1996,  11,925,416 at May 4, 1996                      119,000           119,000           119,000
   Additional paid-in capital                                        44,057,000        44,057,000        44,061,000
   Accumulated deficit                                              (30,283,000)      (29,421,000)      (44,836,000)
   Cumulative foreign currency translation adjustment                      --                --          (1,198,000)
                                                                   ------------      ------------      ------------

                   Total stockholders' equity                        13,893,000        14,755,000        (1,854,000)
                                                                   ------------      ------------      ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 40,210,000      $ 44,855,000      $ 86,246,000
                                                                   ============      ============      ============

See condensed notes to consolidated financial statements

            ARIS INDUSTRIES INC.
             AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF OPERATIONS (UNAUDITED)

                                                Three            Thirteen
                                             Months Ended      Weeks Ended
                                               March 31,           May 4,
                                                 1997              1996
                                             ------------      ------------

NET REVENUES                                 $ 14,447,000      $ 35,225,000
                                             ------------      ------------

OPERATING COSTS:
Cost of sales                                   9,780,000        28,546,000
Selling and administrative                      5,064,000         7,024,000
                                             ------------      ------------
TOTAL OPERATING COSTS                          14,844,000        35,570,000
                                             ------------      ------------

LOSS BEFORE INTEREST AND DEBT
   EXPENSE AND INCOME TAXES                      (397,000)         (345,000)

INTEREST AND DEBT EXPENSE, NET                    457,000         2,194,000
                                             ------------      ------------

LOSS BEFORE INCOME TAXES                         (854,000)       (2,539,000)

INCOME TAXES                                        8,000           (90,000)
                                             ------------      ------------

NET LOSS                                        ($862,000)     ($ 2,449,000)
                                             ============      ============

PER SHARE DATA:

     Net Loss                                      ($0.07)           ($0.21)
                                                   =======           =======

Weighted average number of common shares       11,852,544        11,925,416

See condensed notes to consolidated financial statements

      ARIS INDUSTRIES INC.
      AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     Three         Thirteen
                                                                                 Months Ended     Weeks Ended
                                                                                   March 31,        May 4,
                                                                                     1997            1996
                                                                                 -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                     ($  862,000)     ($2,449,000)

     Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
         Depreciation and amortization                                               322,000          807,000
         Capitalized Interest                                                        135,000          610,000
    Change in assets and liabilities :
         (Increase)/decrease in receivables                                       (7,182,000)       6,205,000
         Decrease in inventories                                                   5,605,000        1,552,000
         Decrease/(increase) in prepaid expenses and other current assets            181,000         (702,000)
         Increase in other assets                                                       --            (77,000)
         Decrease in trade acceptances payable                                    (5,308,000)      (1,876,000)
         Increase in accounts payable - trade                                        340,000        1,197,000
         Decrease in accrued expenses and other current liabilities                 (866,000)      (3,043,000)
         (Decrease)/increase  in other liabilities                                   (66,000)           2,000
                                                                                 -----------      -----------

              Total Adjustments                                                   (6,839,000)       4,675,000
                                                                                 -----------      -----------

                        Net cash (used in) provided by operating activities       (7,701,000)       2,226,000
                                                                                 -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                            (122,000)        (775,000)
                                                                                 -----------      -----------

                        Net cash used in investing activities                       (122,000)        (775,000)
                                                                                 -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of long-term debt                                             (36,000)        (446,000)
    Net proceeds/(repayments) on bank line of credit                               2,000,000       (1,722,000)
                                                                                 -----------      -----------

                        Net cash provided by  (used in) financing activities       1,964,000       (2,168,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 --             31,000

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (5,859,000)        (686,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     6,278,000        2,318,000
                                                                                 -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $   419,000      $ 1,632,000
                                                                                 ===========      ===========

CASH PAID DURING THE YEAR FOR:
   Interest                                                                      $    19,000      $ 1,984,000
   Income Taxes                                                                       31,000           61,000

See condensed notes to consolidated financial statements

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheets as of March 31, 1997 and May 4, 1996, the consolidated statements of operations for the three months ended March 31, 1997 and thirteen weeks ended May 4, 1996, and the consolidated statements of cash flows for the three months ended March 31, 1997 and thirteen weeks ended May 4, 1996 were all prepared by the Company without audit. In management's opinion, adjustments consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in cash flows for these periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or abridged in this submission. It is suggested, therefore, that these consolidated statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The operating results for the three months ended March 31, 1997 are not necessarily indicative of the operating results for the year ending December 31, 1997.

Effective September 30, 1996, the Company sold 100% of the stock of an operating subsidiary, Perry Manufacturing Company ("Perry"); the operating results for the thirteen week period ended May 4, 1996 include Perry's operating results.

2.    DEBT SERVICE

The Company's long-term indebtedness consists of the debt obligations of the Company to Heller Financial, Inc. ("Heller"), BNY Financial Corporation ("BNY") and AIF-II, L.P., a Delaware limited partnership and an affiliate of Apollo Advisors, L.P. ("AIF II").

o Effective September 30, 1996, the Company sold 100% of the stock of Perry for a total consideration of $54,719,000, consisting of $40,857,000 paid by the purchaser, $10,862,000 in forgiveness of indebtedness, and the assumption of approximately $3,000,000 of Perry debt by the purchaser (the "Perry Sale"). The proceeds of this sale (including forgiveness of indebtedness), were applied to reduce the Company's debt obligations to Heller from approximately $53,000,000 of principal and accrued interest to only $1,665,000, which includes principal of $1,000,000 and accrued interest of $665,000. The Company retains ownership of Europe Craft Imports, Inc.("ECI"), its sole remaining operating subsidiary.

      Effective September 30, 1996, the Company entered into an amendment and restatement of its Senior Secured Note Agreement with Heller("Amended Heller Agreement"), pursuant to which Heller received a note in the principal amount of $1,000,000("New Heller Note"), with a maturity date of November 2, 2001, with interest at 10% per annum, and a warrant to purchase 584,345 shares of the Company's common stock at an exercise price of $.01 per share. Such transaction has been accounted for as a modification of terms to the original Heller debt. Accordingly, the Company recorded the New Heller Note at the total future cash payments to be made in accordance with the New Heller Note which is principal of $1,000,000 and accrued interest of $665,000. Pursuant to the Amended Heller Agreement, Heller forgave all other indebtedness of the Company to Heller remaining after application of the proceeds of the Perry Sale, and eliminated all financial covenants. Heller retained a pledge of the stock (but not the assets) of ECI, the Company's remaining operating subsidiary. The New Heller Note provides that no principal or interest be paid on the Company's indebtedness to AIF-II until all principal and interest on the New Heller Note is paid in full. In addition, the New Heller Note allows the Company to make regularly scheduled interest payments on its indebtedness to BNY (the "BNY Note") for interest accruing after February 3, 1997 and principal payments thereon. However, if the Company makes an interest payment on the BNY Note it shall immediately make an interest payment to Heller in an amount equal to the amount of interest which shall have accrued on the New Heller Note in accordance with its terms during the same period of time for which interest is being paid pursuant to the interest payment on the BNY Note, and, if the Company makes a principal payment on the BNY Note, it shall immediately on the same day prepay the New Heller Note in an amount equal to the lesser of the principal payment on the BNY Note or the then outstanding amount of the remaining obligation on the New Heller Note.

o On June 30, 1993, the Company entered into a Series A Junior Secured Note Agreement with BNY, pursuant to which BNY received a nine-year, $7 million note, bearing interest at a rate of 7% per annum. BNY shares with AIF II a second lien on the stock of ECI. With the consent of BNY, the quarterly interest payments under such note due for the period May 6, 1996 through February 3, 1997 inclusive were not made in cash and instead were added to the principal of such note. BNY's note is required to be paid in six annual installments, payable on November 3 of each year commencing in 1997 as follows:

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

      In addition, on November 3, 2002, the Company is obligated to pay BNY $503,000, representing the quarterly interest payments due on and for the period May 6, 1996 through February 3, 1997, which were not paid in cash and instead added to the principal of the Note to BNY; provided however, that such deferred payments originally due on and for the period May 6, 1996 through February 3, 1997 will become due and payable on the next quarterly payment date after all principal, interest and other obligations under the New Heller Note and the Amended Heller Agreement have been indefeasibly paid in full.

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

      In addition, on November 3, 2002, the Company is obligated to pay AIF-II $1,301,000, representing the quarterly interest payments due for the period February 5, 1996 through February 3, 1997, which were not paid in cash and instead added to the principal of the Note to AIF-II; provided however, that such deferred payments originally due on and for the period May 6, 1996 through February 3, 1997 will become due and payable on the next quarterly payment date after all principal, interest and other obligations under the New Heller Note and the Amended Heller Agreement have been indefeasibly paid in full.

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

      4.    INVENTORIES

                                    MARCH 31      DECEMBER 31      MAY 4
                                      1997            1996         1996
                                      ----            ----         ----
                                                (IN THOUSANDS)
      Finished goods                $3,629         $9,234         $17,613
      Work-in process                  -0-            -0-           8,776
      Raw materials                    -0-            -0-           7,331
                                     -----          -----           -----
                                    $3,629         $9,234         $33,720
                                     =====          =====          ======

5.    INCOME TAXES

Due to a significant net operating loss carryforward, the Company does not anticipate paying any federal income taxes for the year ending December 31, 1997, except for the alternative minimum income tax which was part of the 1986 Tax Reform Act. Approximately $76,500,000 of tax net operating loss carryforwards remain to offset future federal taxable income.

A valuation allowance is recognized for those deferred tax assets that may not be realized. At March 31, 1997, the Company had gross deferred tax assets of approximately $34,875,000. At this time, the Company has determined that such a valuation allowance be equal to the gross federal deferred tax asset, except for the alternative minimum tax credit carryforwards and a portion of the state net operating loss carryforwards at ECI. The alternative minimum tax credit carryforwards do not expire, and in the Company's opinion, it is more likely than not that this credit carryforward will be realized. The valuation allowance was increased by $217,000 in connection with the increase in net operating loss carryforwards due to the loss incurred for the three months ended March 31, 1997.

6.    PER SHARE DATA

Income (loss) per share was computed based upon the weighted average number of common shares outstanding during the applicable period. Stock options are excluded from per share calculations because they are anti dilutive.

7.    CONTINGENCIES

The Company and/or its subsidiaries, in the ordinary course of their business, from time to time may be the subject of, or a party to, various legal actions involving private interests. While the Company cannot guaranty the outcome of any litigation, the Company and/or its subsidiaries believe that any ultimate liability arising from any such actions which may be pending will not have a material adverse effect on its consolidated financial position, results of operations or cashflows at March 31, 1997.

8.    NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the FASB issued Statement No. 128, "Earnings per Share," which simplifies the standards for computing earnings per share (EPS) standards. Statement No. 128 replaces the standards for computing and presenting EPS found in Accounting Principles Board Opinion No. 15, "Earnings per Share" (APB 15). Statement No. 128 requires dual presentation of Basic (which replaces APB 15's Primary EPS) and Diluted EPS on the face of the income statement for all entities with complex capital structures. Statement No. 128 will be effective for financial statements for the year ended December 31, 1997. The Company does not expect that the adoption of this statement will have a material effect on its calculation of EPS.

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

     o During the past several fiscal years an extremely adverse environment has predominated in the apparel industry. Although improvement in the apparel environment was experienced in the latter half of 1996, adverse trends may return at any time, may severely impact the Company and increase the risk of reduced orders, loss of particular customers or particular selling programs of customers, shorter production lead times, reduced margins, increased inventory levels and earlier and more extensive borrowing against working capital lines.

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

      o While in the past two fiscal years, the Company has been able to obtain the necessary waivers and amendments, and the Company considers its relationship with its lenders to be good, there are no assurances that the Company will continue to obtain amendments to its secured debt obligations to adjust debt service schedules to offset the impact of the adverse apparel environment and other adverse factors affecting the Company's financial results.

      o Depending upon the performance of the Company's ECI operating subsidiary, which in turn is dependent on a number of factors, including the apparel industry environment, the Company may be required, in the future, to obtain additional waivers under its existing corporate-level secured debt obligations and/or its subsidiary working capital lines. There are no assurances that the Company will be able to obtain such reductions in its debt service requirements.

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

      o The substantial portion of the Company's products are manufactured overseas, subjecting the Company to the generic risks of import and delivery from distant locations, delays due to U.S. or foreign government regulation and controls, and customs and transportation difficulties. From time to time, the United States has proposed a material tariff on various categories of Chinese imports to the United States, including some categories of apparel. Should these tariffs be applied to include outerwear or other apparel product lines of the Company, the Company could be materially adversely affected. In addition, the Company could be adversely affected by tariffs, embargos and quotas involving countries from which the Company imports its product lines.

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

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1997, the Company had working capital of approximately $12,410,000 as compared to $13,042,000 at December 31, 1996 and $28,573,000 at
May 4, 1996. The decrease in working capital from December 31, 1996 to March 31, 1997 is due to the Company's operating loss in the first quarter as well as the seasonality of ECI's business.

The Company's interest payments scheduled for the three months ended March 31, 1997 were paid in kind pursuant to amendments to the Company's loan agreements. During this period, the Company financed its capital expenditures principally through internally generated funds and credit facilities.

As described below, effective September 30, 1996, the Company's debt obligations to its senior secured lender, Heller Financial, Inc.("Heller") were reduced from approximately $53,000,000 of principal and accrued interest to only $1,665,000 ("New Heller Note"), which includes principal of $1,000,000 and accrued interest of $665,000. Furthermore, all financial covenants in the Company's note agreement with Heller were eliminated.

On May 1, 1996, the Company entered into amendments of its note agreements with its junior secured lenders, BNY Financial Corporation("BNY") and AIF-II, L.P("AIF-II"), whereby the quarterly interest payments under such notes due for the period May 6, 1996 through February 3, 1997 inclusive were not made in cash and instead were added to the principal of such notes. On May 5, 1997, the Company entered into additional amendments of its note agreements with BNY and AIF-II whereby the quarterly interest payments to BNY and AIF-II due on May 5, 1997 were deferred and shall become due on June 18, 1997.

In addition to the interest payments due to BNY and AIF-II on June 18, 1997, the Company is also obligated to make scheduled payments of quarterly interest to BNY and AIF-II in future quarterly periods and to make scheduled annual payments of principal to BNY commencing August 4, 1997. The New Heller Note provides that no principal or interest be paid on the Company's indebtedness to AIF- II until all principal and interest on the New Heller Note is paid in full. In addition, the New Heller Note allows the Company to make regularly scheduled interest payments on the BNY Note for interest accruing after February 3, 1997 and principal payments thereon. However, if the Company makes an interest payment on the BNY Note it shall immediately make an interest payment to Heller in an amount equal to the amount of interest which shall have accrued on the New Heller Note in accordance with its terms during the same period of time for which interest is being paid pursuant to the interest payment on the BNY Note, and, if the Company makes a principal payment on the BNY Note, it shall immediately on the same day prepay the New Heller Note in an amount equal to the lesser of the principal payment on the BNY Note or the then outstanding amount of the remaining obligation on the New Heller Note. The Company is uncertain as to whether it would have sufficient cash resources to pay off the New Heller Note to permit such payments as well as to make all required interest payments, and required principal payments, if any, to AIF-II and BNY commencing June 18, 1997. The Company intends to discuss with its lenders the renegotiation of required payments so as to be in compliance with its agreements with such lenders. While such lenders have in the past granted consents to the payment of scheduled interest in kind rather than in cash, and/or the deferral of principal amortization, there are no assurances that the Company will be able to obtain such consents in the future. If the Company cannot obtain such consents or a renegotiation of payment schedules, the Company could, on June 18, 1997 and on quarterly payment dates from and after August 4, 1997, be in default of its obligations to such lenders.

DEBT SERVICE AND CAPITAL NEEDS

      The Company's long-term indebtedness consists of the debt obligations of the Company to Heller Financial, Inc. ("Heller"), BNY Financial Corporation ("BNY") and AIF-II, L.P., a Delaware limited partnership and an affiliate of Apollo Advisors, L.P. ("AIF II").

      o Effective September 30, 1996, the Company sold 100% of the stock of a wholly-owned subsidiary, Perry Manufacturing Company ("Perry") for a total consideration of $54,719,000 consisting of $40,857,000 paid by the purchaser, $10,862,000 in forgiveness of indebtedness, and the assumption of approximately $3,000,000 of Perry debt by the purchaser (the "Perry Sale"). The proceeds of this sale (including forgiveness of indebtedness), were applied to reduce the Company's debt obligations to Heller from approximately $53,000,000 of principal and accrued interest to only $1,665,000, which includes principal of $1,000,000 and accrued interest of $665,000. The Company retains ownership of Europe Craft Imports, Inc.("ECI"), its sole remaining operating subsidiary.

            Effective September 30, 1996, the Company entered into an amendment and restatement of its Senior Secured Note Agreement with Heller("Amended Heller Agreement"), pursuant to which Heller received a note in the principal amount of $1,000,000("New Heller Note"), with a maturity date of November 2, 2001, with interest at 10% per annum, and a warrant to purchase 584,345 shares of the Company's common stock at an exercise price of $.01 per share. Such transaction has been accounted for as a modification of terms to the original Heller debt. Accordingly, the Company recorded the New Heller Note at the total future cash payments to be made in accordance with the New Heller Note which is principal of $1,000,000 and accrued interest of $665,000. Pursuant to the Amended Heller Agreement, Heller forgave all other indebtedness of the Company to Heller remaining after application of the proceeds of the Perry Sale, and eliminated all financial covenants. Heller retained a pledge of the stock (but not the assets) of ECI, the Company's remaining operating subsidiary. The New Heller Note provides that no principal or interest be paid on the Company's indebtedness to AIF-II until all principal and interest on the New Heller Note is paid in full. In addition, the New Heller Note allows the Company to make regularly scheduled interest payments on its indebtedness to BNY (the "BNY Note") for interest accruing after February 3, 1997 and principal payments thereon. However, if the Company makes an interest payment on the BNY Note it shall immediately make an interest payment to Heller in an amount equal to the amount of interest which shall have accrued on the New Heller Note in accordance with its terms during the same period of time for which interest is being paid pursuant to the interest payment on the BNY Note, and, if the Company makes a principal payment on the BNY Note, it shall immediately on the same day prepay the New Heller Note in an amount equal to the lesser of the principal payment on the BNY Note or the then outstanding amount of the remaining obligation on the New Heller Note.

      o On June 30, 1993, the Company entered into a Series A Junior Secured Note Agreement with BNY, pursuant to which BNY received a nine-year, $7 million note, bearing interest at a rate of 7% per annum. BNY shares with AIF II a second lien on the stock of ECI. With the consent of BNY, the quarterly interest payments under such note due for the period May 6, 1996 through February 3, 1997 inclusive were not made in cash and instead were added to the principal of such note. BNY's note is required to be paid in six annual installments, payable on November 3 of each year commencing in 1997 as follows:

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

            In addition, on November 3, 2002, the Company is obligated to pay BNY $503,000, representing the quarterly interest payments due on and for the period May 6, 1996 through February 3, 1997, which were not paid in cash and instead added to the principal of the Note to BNY; provided however, that such deferred payments originally due on and for the period May 6, 1996 through February 3, 1997 will become due and payable on the next quarterly payment date after all principal, interest and other obligations under the New Heller Note and the Amended Heller Agreement have been indefeasibly paid in full.

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

            In addition, on November 3, 2002, the Company is obligated to pay AIF-II $1,301,000, representing the quarterly interest payments due for the period February 5, 1996 through February 3, 1997, which were not paid in cash and instead added to the principal of the Note to AIF-II; provided however, that such deferred payments originally due on and for the period May 6, 1996 through February 3, 1997 will become due and payable on the next quarterly payment date after all principal, interest and other obligations under the New Heller Note and the Amended Heller Agreement have been indefeasibly paid in full.

            Once the Heller obligations are paid in full, AIF II and BNY will share in mandatory prepayments based upon 50% of certain "excess cash flows".

RESULTS OF OPERATIONS

On December 10, 1996, the Company determined to change its fiscal year to the calendar year ending December 31st rather than a 52-53 week year ending on the Saturday closest to January 31st. The Company determined to change its fiscal year end to the calendar year ending December 31st so its tax and financial accounting years would end on the same date and to better reflect the seasonal nature of the Company's apparel business by having the Spring, Holiday and Fall seasons all included in the same Calendar year whereas in the past the Spring season overlapped two fiscal years. The operating results for the three months ended March 31, 1997 as compared to last year's fiscal quarter, the thirteen week period ended May 4, 1996, are subject to variations due to the seasonality of the business as mentioned above. In addition, last year's fiscal quarter ended May 4, 1996 includes the financial results of Perry which was sold on September 30, 1996.

The Company has not restated last year's fiscal first quarter, the thirteen week period ended May 4, 1996, to a three month calendar quarter due to the inability to obtain operating results for Perry on a calendar month basis, since Perry is no longer owned by Aris, and the difficulty in restating the Company's 1996 results to a monthly basis since all monthly closings were computed based on thirteen week fiscal quarters.

NET INCOME

The Company reported a net loss of $862,000 for the three months ended March 31, 1997 compared to a net loss of $2,449,000 for the thirteen weeks ended May 4, 1996.

The improvement in operations was attributable to ECI's increased profitability due primarily to the changing to a calendar quarter from a fiscal quarter. This resulted in increased sales and related gross margin by including January 1997 sales, which include a large amount of Spring 1997 sales, replacing a predominantly weak month of April sales, which will be included in the quarter ending June 30, 1997. Also, interest expense in the three months ended March 31, 1997 was lowered by $1,737,000 as compared to the thirteen week period ended May 4, 1996. This decrease was the result of the sale of Perry which significantly reduced the Heller debt as well as the exclusion of Perry debt expense after September 30,1996.

REVENUE

The Company's revenues decreased from $35,225,000 during the thirteen week period ended May 4, 1996 to $14,447,000 during the three months ended March 31, 1997. The revenue decrease of $20,778,000 was primarily due to the exclusion of Perry. Perry had revenues of $26,105,000 in the thirteen week period ended May 4, 1996. This reduction was offset by an increase in revenues at ECI of $5,327,000.

The increase in revenues at ECI for the three months ended March 31, 1997 as compared to the thirteen week period ended May 4, 1996, was primarily due to the change from a fiscal year end to a calendar year. This resulted in the inclusion of the month of January 1997, which includes strong Spring 1997 business and the exclusion of the weak month of April, which generally has lower sales due to the seasonal nature of the business. This will allow the Calendar Year 1997 to truly reflect the entire Spring, Holiday and Fall seasons all within the same reporting year whereas in the past fiscal years the Spring season was spread over two years.

COST OF SALES

Costs of Sales for the three months ended March 31, 1997 as a percentage of revenue was 67.7% compared to 81.0% for the thirteen week period ended May 4, 1996. The favorable reduction in this percentage was primarily due to gross margin percentages increasing at ECI, which was caused by several factors. The change to a calendar quarter from a fiscal quarter resulted in the inclusion of January in the first quarter. January historically had the highest gross margins due to clean opening season orders and in the past would have been included in the fourth quarter. ECI also had a better product mix in the first quarter of 1997. Last year, due to the adverse retail environment, ECI sold inventory at lower margins in order to maintain a clean inventory position. Gross margins for the thirteen week period ended May 4, 1996 were affected by the lower gross margins at Perry, which historically had been lower than ECI's.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and Administrative expenses as a percentage of revenues for the three months ended March 31, 1997 were 35.1% compared to 19.9% for the thirteen weeks ended May 4, 1996. The increase for the three months ended March 31, 1997 in Selling and Administrative expenses as a percentage of revenue was due primarily to the exclusion of Perry's results of operations. Perry historically had a much lower selling and administrative expense structure than ECI. Also, due to the fixed nature of the Company's expense structure, the Company will experience a higher selling and administrative percentage in the first half of the year which will decrease in the second half of the year due to the seasonality of ECI's business.

Selling and Administrative expenses for the three months ended March 31, 1997 were $5,004,000 compared to $7,024,000 for the thirteen week period ended May 4, 1996, a decrease of $1,940,000 or 27.6%. Selling and Administrative expenses decreased due to the exclusion of Perry expenses after its sale on September 30, 1996, offset by an increase at ECI due to the change in reporting periods. The change to a calendar year end from a fiscal year resulted in additional revenue of $5,327,000 (see revenue discussion above) and a corresponding increase such variable expenses as commissions, factoring costs, shipping and warehousing expenses. Also, there was in increase in depreciation expense due to the purchase of Product Data management equipment and other computer equipment allowing ECI to more efficiently control its merchandising, production, sourcing and shipping.

INTEREST AND DEBT EXPENSE

Interest and debt expense for the three months ended March 31, 1997 decreased by $1,737,000 or 79.2% compared to the thirteen week period ended May 4, 1996. This decrease is primarily due to the sale of Perry on September 30, 1996 which reduced the Heller debt and corresponding interest after such date, as well as the exclusion of Perry debt expense after September 30, 1996. In addition, ECI had a reduction of interest expense due to lower borrowings against its line of credit

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE
s
ITEM 2 CHANGES IN SECURITIES

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

                                        ARIS INDUSTRIES, INC.
                                        (Registrant)

Date: May 7, 1997                    By /s/ Paul Spector
                                           ----------------------------
                                           Paul Spector,
                                           Senior Vice President
                                           Chief Financial Officer


                                        By /s/ Vincent F. Caputo
                                           ----------------------------
                                           Vincent F. Caputo,
                                           Vice President
                                           Assistant Secretary and
                                                Assistant Treasurer