Form 10-Q
period 1997-06-30
ARIS INDUSTRIES INC
filed 1997-08-14
CIK 100979

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

                                  ------------

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter ended June 30, 1997           (Commission File Number):  1-4814
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

                            YES  X         NO
                                ---           ---

Number of shares of Common Stock outstanding                         11,852,544
At June 30, 1997

================================================================================

                              ARIS INDUSTRIES, INC.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements

          a.  Consolidated Balance Sheets as of June
              30, 1997, December 31, 1996 and August 3,
              1996                                                        3

          b.  Consolidated Statements of Operations for
              the Six Months Ended June 30, 1997 and
              Twenty Six Weeks Ended August 3, 1996.                      4

          c.  Consolidated Statements of Operations for
              the Three Months Ended June 30, 1997 and
              Thirteen Weeks Ended August 3, 1996.                        5

          d.  Consolidated Statements of Cash Flows for
              the Six Months Ended June 30, 1997 and
              Twenty Six Weeks Ended August 3, 1996                       6

          e.  Condensed Notes to Consolidated Financial
              Statements                                                  7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                 13

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                          23

     Item 2.  Changes in Securities                                      23

     Item 3.  Defaults upon Senior Securities                            23

     Item 4.  Submission of Matters to a Vote of
              Security Holders                                           23

     Item 5.  Other Information                                          23

     Item 6.  Exhibits and Reports on Form 8-K                           24

SIGNATURES                                                               25

                         ARIS INDUSTRIES, INC.
                           AND SUBSIDIARIES

CONSOLIDATED  BALANCE  SHEETS
-----------------------------

                                                                            June 30,      December 31,     August 3,
                                                                              1997            1996            1996
ASSETS                                                                    (Unaudited)      (Audited)      (Unaudited)
                                                                          -----------     ------------    -----------
CURRENT ASSETS:
   Cash and cash equivalents                                              $   761,000     $ 6,278,000     $   810,000
   Receivables                                                              4,757,000       7,324,000      11,496,000
   Inventories                                                             11,932,000       9,234,000      39,392,000
   Prepaid expenses and other current assets                                1,694,000       1,976,000       1,774,000
                                                                          -----------     -----------     -----------
                         Total current assets                              19,144,000      24,812,000      53,472,000

PROPERTY, PLANT AND EQUIPMENT, NET                                          1,114,000       1,233,000      13,381,000

OTHER ASSETS                                                                1,188,000       1,188,000         909,000

GOODWILL                                                                   17,287,000      17,622,000      23,330,000
                                                                          -----------     -----------     -----------
                                                                          $38,733,000     $44,855,000     $91,092,000
                                                                          ===========     ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Trade acceptances payable                                              $ 1,730,000     $ 5,602,000     $ 2,106,000
   Accounts payable - trade                                                   941,000         922,000       8,258,000
   Accrued expenses and other current liabilities                           3,591,000       4,497,000       3,557,000
   Current portion of long term debt                                          756,000         749,000         666,000
   Line of credit payable                                                   2,000,000           --         12,617,000
                                                                          -----------     -----------     -----------
                       Total current liabilities                            9,018,000      11,770,000      27,204,000

OTHER LIABILITIES                                                           1,500,000       1,628,000       1,506,000

LONG TERM DEBT,  LESS CURRENT PORTION                                      16,809,000      16,702,000      67,342,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, par value $.01: 50,000,000 shares authorized;
      issued and outstanding 11,852,544 at June 30, 1997 and
      December 31, 1996, 11,925,416 at August 3, 1996                         119,000         119,000         119,000
   Additional paid-in capital                                              44,057,000      44,057,000      44,061,000
   Accumulated deficit                                                    (32,770,000)    (29,421,000)    (48,002,000)
   Cumulative foreign currency translation adjustment                           --              --         (1,138,000)
                                                                          -----------     -----------     -----------
                      Total stockholders' equity                           11,406,000      14,755,000      (4,960,000)
                                                                          -----------     -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $38,733,000     $44,855,000     $91,092,000
                                                                          ===========     ===========     ===========


See condensed notes to consolidated financial statements

                              ARIS INDUSTRIES, INC.
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------

                                                      Six           Twenty-Six
                                                 Months Ended      Weeks Ended
                                                 June 30, 1997    August 3, 1996
                                                 -------------    --------------

NET REVENUES                                      $19,683,000       $69,133,000
                                                  -----------       -----------
OPERATING COSTS:
Cost of sales                                      13,258,000        56,527,000
Selling and administrative                          8,984,000        13,911,000
                                                  -----------       -----------
TOTAL OPERATING COSTS                              22,242,000        70,438,000
                                                  -----------       -----------
LOSS  BEFORE INTEREST AND DEBT EXPENSE,
   AND INCOME TAXES                                (2,559,000)       (1,305,000)

INTEREST AND DEBT EXPENSE, NET                        976,000         4,455,000
                                                  -----------       -----------
LOSS BEFORE INCOME TAXES                           (3,535,000)       (5,760,000)

INCOME TAXES                                         (186,000)         (145,000)
                                                  -----------       -----------
NET LOSS                                          ($3,349,000)      ($5,615,000)
                                                  ===========       ===========


PER SHARE DATA:

   Net Income/(Loss)                                   ($0.28)           ($0.47)

Weighted average number of common
   and common equivalent shares                    11,852,544        11,925,416


See condensed notes to consolidated financial statements

                              ARIS INDUSTRIES, INC.
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------

                                                    Three           Thirteen
                                                Months Ended      Weeks Ended
                                                June 30, 1997    August 3, 1996
                                                -------------    --------------

NET REVENUES                                      $5,236,000       $33,908,000
                                                 -----------       -----------
OPERATING COSTS:
Cost of sales                                      3,478,000        27,981,000
Selling and administrative                         3,920,000         6,887,000
                                                 -----------       -----------
TOTAL OPERATING COSTS                              7,398,000        34,868,000
                                                 -----------       -----------
LOSS BEFORE INTEREST AND DEBT EXPENSE,
   AND INCOME TAXES                               (2,162,000)         (960,000)

INTEREST AND DEBT EXPENSE, NET                       519,000         2,261,000
                                                 -----------       -----------
LOSS  BEFORE INCOME TAXES                         (2,681,000)       (3,221,000)

INCOME TAXES                                        (194,000)          (55,000)
                                                 -----------       -----------
NET LOSS                                         ($2,487,000)      ($3,166,000)
                                                 ===========       ===========
PER SHARE DATA:

      Net Income/(Loss)                               ($0.21)           ($0.27)

Weighted average number of common
   and common equivalent shares                   11,852,544        11,925,416


See condensed notes to consolidated financial statements

                              ARIS INDUSTRIES, INC.
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------

                                                                                      Six           Twenty-Six
                                                                                  Months Ended     Weeks Ended
                                                                                    June 30,        August 3,
                                                                                      1997             1996
                                                                                  -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                        ($3,349,000)     ($5,615,000)

    Adjustments to reconcile net loss to net cash
    (used in) provided by  operating activities:
     Depreciation and amortization                                                     648,000        1,591,000
     Capitalized Interest                                                              135,000        1,002,000
   Change in assets and liabilities:
     Decrease in receivables                                                         2,567,000        5,474,000
     Increase in inventories                                                        (2,698,000)      (4,120,000)
     Decrease/(increase) in prepaid expenses and other current assets                  282,000         (463,000)
     Increase in other assets                                                            --             (75,000)
     (Decrease)/increase in trade acceptances payable                               (3,872,000)          99,000
     Increase/(decrease) in accounts payable - trade                                    19,000         (343,000)
     Decrease in accrued expenses and other current liabilities                       (906,000)      (3,863,000)
     Decrease  in other liabilities                                                   (115,000)          (7,000)
                                                                                   -----------      -----------
          Total Adjustments                                                         (3,940,000)        (705,000)
                                                                                   -----------      -----------
                    Net cash used in operating activities                           (7,289,000)      (6,320,000)
                                                                                   -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                               (156,000)      (1,049,000)
                                                                                   -----------      -----------
                    Net cash used in investing activities                             (156,000)      (1,049,000)
                                                                                   -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                                                (72,000)        (845,000)
   Net proceeds/(repayments) on bank line of credit                                  2,000,000        6,615,000
                                                                                   -----------      -----------
                    Net cash provided by  financing activities                       1,928,000        5,770,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                  --              91,000

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (5,517,000)      (1,508,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       6,278,000        2,318,000
                                                                                   -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $  761,000       $  810,000
                                                                                   ===========      ===========
CASH PAID DURING THE YEAR FOR:
   Interest                                                                         $   89,000       $2,513,000
   Income Taxes                                                                         48,000          102,000



See condensed notes to consolidated financial statements

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheets as of June 30, 1997 and August 3, 1996, the consolidated statements of operations for the six months ended June 30, 1997 and twenty-six weeks ended August 3, 1996, the consolidated statements of operations for the three months ended June 30, 1997 and thirteen weeks ended August 3, 1996, the consolidated statements of cash flows for the six months ended June 30, 1997 and twenty-six weeks ended August 3, 1996 were all prepared by the Company without audit. In management's opinion, adjustments consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in cash flows for these periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or abridged in this submission. It is suggested, therefore, that these consolidated statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The operating results for the six months ended June 30, 1997 are not necessarily indicative of the operating results for the year ending December 31, 1997. Certain reclassifications have been made to the prior quarter financial statements to conform with the presentation in the current quarter.

Effective September 30, 1996, the Company sold 100% of the stock of an operating subsidiary, Perry Manufacturing Company ("Perry"); the operating results for the twenty-six week and thirteen-week periods ended August 3, 1996 include Perry's operating results.

Effective July 15, 1997, ECI Sportswear, Inc. ("ECI Sportswear"), an indirect wholly owned subsidiary of the Company, acquired substantially all of the assets of Davco Industries, Inc. ("Davco"), a maker of men's and boy's sportswear, activewear, swimwear and loungewear under the "Perry Ellis", "Perry Ellis America", and "Jeffrey Banks" labels.

2. DEBT SERVICE

The Company's long-term indebtedness consists of the debt obligations of the Company to Heller Financial, Inc. ("Heller"), BNY Financial Corporation ("BNY") and AIF-II, L.P., a Delaware limited partnership and an affiliate of Apollo Advisors, L.P. ("AIF II").

     o Effective September 30, 1996, the Company sold 100% of the stock of Perry for a total consideration of $54,719,000, consisting of $40,857,000 paid by the purchaser, $10,862,000 in forgiveness of indebtedness, and the assumption of approximately $3,000,000 of Perry debt by the purchaser (the "Perry Sale"). The proceeds of this sale (including forgiveness of indebtedness), were applied to reduce the Company's debt obligations to Heller from approximately $53,000,000 of principal and accrued interest to only $1,665,000, which includes principal of $1,000,000 and accrued interest of $665,000. The Company retained ownership of Europe Craft Imports, Inc.("ECI"), its only other operating subsidiary on September 30, 1996.

          Effective September 30, 1996, the Company entered into an amendment and restatement of its Senior Secured Note Agreement with Heller ("Amended Heller Agreement"), pursuant to which Heller received a note in the principal amount of $1,000,000 ("New Heller Note"), with a maturity date of November 2, 2001, with interest at 10% per annum, and a warrant to purchase 584,345 shares of the Company's common stock at an exercise price of $.01 per share. Such transaction has been accounted for as a modification of terms to the original Heller debt. Accordingly, the Company recorded the New Heller Note at the total future cash payments to be made in accordance with the New Heller Note which is principal of $1,000,000 and accrued interest of $665,000. Pursuant to the Amended Heller Agreement, Heller forgave all other indebtedness of the Company to Heller remaining after application of the proceeds of the Perry Sale, and eliminated all financial covenants. Heller retained a pledge of the stock (but not the assets) of ECI. The New Heller Note provides that no principal or interest be paid on the Company's indebtedness to AIF-II until all principal and interest on the New Heller Note is paid in full. In addition, the New Heller Note allows the Company to make regularly scheduled interest payments on its indebtedness to BNY (the "BNY Note") for interest accruing after February 3, 1997 and principal payments thereon. However, if the Company makes an interest payment on the BNY Note, it shall immediately make an interest payment to Heller in an amount equal to the amount of interest which shall have accrued on the New Heller Note in accordance with its terms during the same period of time for which interest is being paid pursuant to the interest payment on the BNY Note, and, if the Company makes a principal payment on the BNY Note, it shall immediately on the same day prepay the New Heller
          Note in an amount equal to the lesser of the principal payment on the BNY Note or the then outstanding amount of the remaining obligation on the New Heller Note.

     o On June 30, 1993, the Company entered into a Series A Junior Secured Note Agreement with BNY, pursuant to which

          BNY received a nine-year, $7 million note, bearing interest at a rate of 7% per annum. BNY shares with AIF II a second lien on the stock of ECI. With the consent of BNY, the quarterly interest payments under such note due for the period May 6, 1996 through February 3, 1997 inclusive were not made in cash and instead were added to the principal of such note and the quarterly interest payments under such note due for the period May 5, 1997 through August 4, 1997 were deferred until August 18, 1997. BNY's note is required to be paid in six annual installments, payable on November 3 of each year commencing in 1997 as follows:

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

     o On June 30, 1993 the Company entered into a Series B Junior Secured Note Agreement with AIF II, pursuant to which AIF II received a $7.5 million note bearing interest at 13% per annum. AIF II shares with BNY a second lien on the stock of ECI. With the consent of AIF II, the quarterly interest payments under such note due for the period February 5, 1996 through February 3, 1997 inclusive were not made in cash and instead were added to the principal of such note and the quarterly interest payments under such note due for the period May 5, 1997 through August 4, 1997 were deferred until August 18, 1997. AIF II's note is required to be paid in two equal installments payable on November 3 in each of 2001 and 2002.

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

4. INVENTORIES

                              JUNE 30,          DECEMBER 31          AUGUST 3
                                1997               1996                1996
                                ----               ----                ----
                                              (In Thousands)

Finished goods                $11,932             $9,234             $22,508
Work-in process                   -0-                -0-               9,480
Raw materials                     -0-                -0-               7,404
                              -------             ------             -------
                              $11,932             $9,234             $39,392
                              =======             ======             =======

5. INCOME TAXES

Due to significant net operating loss carryforwards, the Company does not anticipate paying any federal income taxes for the year ending December 31, 1997, except for the alternative minimum income tax which was part of the 1986 Tax Reform Act.

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

7. CONTINGENCIES

The Company and/or its subsidiaries, in the ordinary course of their business, from time to time may be the subject of, or a party to, various legal actions involving private interests. While the Company cannot guaranty the outcome of any litigation, the Company and/or its subsidiaries believe that any ultimate liability arising from any such actions which may be pending will not have a material adverse effect on its consolidated financial position, results of operations or cash flows at June 30, 1997.

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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", ("SFAS 130") and No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for reporting the display of comprehensive income and its components in a full set of general-purpose financial statements. This Statement requires that an enterprise
(a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

SFAS 130 and SFAS 131 are effective for fiscal periods beginning after December 15, 1997. The Company does not expect the adoption of these standards will have a material effect on its financial statements.

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ---------------------------------------------

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

     o During the past several fiscal years an adverse environment has predominated in the apparel industry. Although improvement in the apparel environment was experienced commencing in the latter half of 1996, adverse trends may return at any time, may severely impact the Company and increase the risk of reduced orders, loss of particular customers or particular selling programs of customers, shorter production lead times, reduced margins, increased inventory levels and earlier and more extensive borrowing against working capital lines.

     o Until July 15, 1997, the Company had only one operating subsidiary, Europe Craft Imports, Inc. ("ECI"). On July 15, 1997 a subsidiary of ECI, ECI Sportswear, Inc. ("ECI Sportswear"), acquired the assets and business of Dacvo Industries, Inc. The Company is dependent on the revenues and profitability of such subsidiaries within their product lines. The Company does not have a diversified group of operating subsidiaries, either within the apparel industry or in other industries.

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

     o Depending upon the performance of the Company's ECI and ECI Sportswear operating subsidiaries, which in turn is dependent on a number of factors, including the apparel industry environment, the Company may be required, in the future, to obtain additional waivers under its existing corporate-level secured debt obligations and/or its subsidiary working capital lines. There are no assurances that the Company will be able to obtain such reductions in its debt service requirements.

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

     o Although the Company's ECI and ECI Sportswear subsidiaries market a wide variety of products, they must compete with other apparel suppliers which specialize in particular niche products which may have greater resources, reputation and efficiencies in such particular product areas.

     o The substantial portion of the Company's products are manufactured overseas, subjecting the Company to the generic risks of import and delivery from distant locations, delays due to U.S. or foreign government regulation and controls, and customs and transportation difficulties. From time to time, the United States has proposed a material tariff on various categories of Chinese imports to the United States, including some categories of apparel. Should these tariffs be applied to include outerwear, sportswear, activewear or other apparel product lines of the Company, the Company could be materially adversely affected. In addition, the Company could be adversely affected by tariffs, embargos and quotas involving countries from which the Company imports its product lines.

     o ECI and ECI Sportswear import their products primarily from manufacturing plants which they do not own. While ECI and ECI Sportswear through their agents exercise quality control over such factories, there are inherent risks in such manufacturing which can result in delivery delays and ultimately in cancellation of orders by there customers.

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

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1997, the Company had working capital of approximately $10,126,000 as compared to $13,042,000 at December 31, 1996 and $26,268,000 at
August 3, 1996. The decrease in working capital from December 31, 1996 to June 30, 1997 is due to the Company's operating loss in the first six months as well as the seasonality of ECI's business. During this period, the Company financed its capital expenditures principally through internally generated funds and credit facilities.

The Company's interest payments scheduled for the three months ended March 31, 1997 were paid in kind pursuant to amendments to the Company's loan agreements. Pursuant to additional amendments of its agreements with BNY Financial Corporation ("BNY") and AIF-II, L.P.("AIF-II") the Company's scheduled interest payments due on May 5, 1997 and August 4, 1997 were deferred until August 18, 1997.

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

On May 1, 1996, the Company entered into amendments of its note agreements with its junior secured lenders, BNY and AIF-II, whereby the quarterly interest payments under such notes due for the period May 6, 1996 through February 3, 1997 inclusive were not made in cash and instead were added to the principal of such notes. On May 5, 1997, June 18, 1997 and July 18, 1997, the Company entered into additional amendments of its note agreements with BNY and AIF-II whereby the quarterly interest payments to BNY and AIF-II due on May 5, 1997 and August 4, 1997 were deferred and shall become due on August 18, 1997.

In addition to the interest payments due to BNY and AIF-II on August 18, 1997, the Company is also obligated to make scheduled payments of quarterly interest to BNY and AIF-II in future quarterly periods and to make scheduled annual payments of principal to BNY commencing November 3, 1997. The New Heller Note provides that no principal or interest be paid on the Company's indebtedness to AIF-II until all principal and interest on the New Heller Note is paid in full. In addition, the New Heller Note allows the Company to make regularly scheduled interest payments on the BNY Note for interest accruing after February 3, 1997 and principal payments thereon. However, if the Company makes an interest payment on the BNY Note, it shall immediately make an interest payment to Heller in an amount equal to the amount of interest which shall have accrued on the New Heller Note in accordance with its terms during the same period of time for which interest is being paid pursuant to the interest payment on the BNY Note, and, if the Company makes a principal payment on the BNY Note, it shall immediately on the same day prepay the New Heller Note in an amount equal to the lesser of the principal payment on the BNY Note or the then outstanding amount of the remaining obligation on the New Heller Note. The Company is uncertain as to whether it would have sufficient cash resources to pay off the New Heller Note to permit such payments as well as to make all required interest payments, and required principal payments, if any, to AIF- II and BNY commencing August 18, 1997. The Company intends to discuss with its lenders the renegotiation of required payments so as to be in compliance with its agreements with such lenders. While such lenders have in the past granted consents to the payment of scheduled interest in kind rather than in cash, and/or the deferral of interest payments and principal amortization, there are no assurances that the Company will be able to obtain such consents in the future. If the Company cannot obtain such consents or a renegotiation of payment schedules, the Company could on August 18, 1997 and on quarterly payment dates from and after November 3, 1997, be in default of its obligations to such lenders.

Effective July 15, 1997, ECI Sportswear, Inc. ("ECI Sportswear"), an indirect wholly owned subsidiary of the Company, acquired substantially all of the assets of Davco Industries, Inc. ("Davco"), a maker of men's and boy's sportswear, activewear, swimwear and loungewear under the "Perry Ellis", "Perry Ellis America", and "Jeffrey Banks" labels. The acquisition will be accounted for as a purchase. The purchase price to be paid by ECI Sporstwear for such assets consisted of (a) the issuance to Davco of 3,000,000 shares of restricted Common Stock of the Company and (b) a contingent cash purchase price to Davco to be computed as the pre-tax net income of the Davco apparel business as owned by ECI Sportswear from the closing date through December 31, 1997 (subject to certain adjustments), but not to exceed a maximum payment of $3,600,000, such cash amount payable approximately April 1998. On the closing date, ECI Sportswear paid to Davco $500,000 as an advance towards the contingent cash purchase price and agreed to pay an additional advance following completion of ECI Sportswear's third fiscal quarter ending September 30, 1997 equal to twenty-five (25%) of ECI Sportswear's pre-tax net income from the Davco apparel business through such date. ECI Sportswear's source of funds for the cash payments of the purchase price will be its internally generated funds and working capital credit lines.

DEBT SERVICE AND CAPITAL NEEDS

The Company's long-term indebtedness consists of the debt obligations of the Company to Heller Financial, Inc. ("Heller"), BNY Financial Corporation ("BNY") and AIF-II, L.P., a Delaware limited partnership and an affiliate of Apollo Advisors, L.P. ("AIF II").

     o Effective September 30, 1996, the Company sold 100% of the stock of a wholly-owned subsidiary, Perry Manufacturing Company ("Perry") for a total consideration of $54,719,000 consisting of $40,857,000 paid by the purchaser, $10,862,000 in forgiveness of indebtedness, and the assumption of approximately $3,000,000 of Perry debt by the purchaser (the "Perry Sale"). The proceeds of this sale (including forgiveness of indebtedness), were applied to reduce the Company's debt obligations to Heller from approximately $53,000,000 of principal and accrued interest to only $1,665,000, which includes principal of $1,000,000 and accrued interest of $665,000. The Company retained ownership of Europe Craft Imports, Inc.("ECI"), its only other operating subsidiary on September 30, 1996.

          Effective September 30, 1996, the Company entered into an amendment and restatement of its Senior Secured Note Agreement with Heller ("Amended Heller Agreement"), pursuant to which Heller received a note in the principal amount of $1,000,000 ("New Heller Note"), with a maturity date of November 2, 2001, with interest at 10% per annum, and a warrant to purchase 584,345 shares of the Company's common stock at an exercise price of $.01 per share. Such transaction has been accounted for as a modification of terms to the original Heller debt. Accordingly, the Company recorded the New Heller Note at the total future cash payments to be made in accordance with the New Heller Note which is principal of $1,000,000 and accrued interest of $665,000. Pursuant to the Amended Heller Agreement, Heller forgave all other indebtedness of the Company to Heller remaining after application of the proceeds of the Perry Sale, and eliminated all financial covenants. Heller retained a pledge of the stock (but not the assets) of ECI. The New Heller Note provides that no principal or interest be paid on the Company's indebtedness to AIF-II until all principal and interest on the New Heller Note is paid in full. In addition, the New Heller Note allows the Company to make regularly scheduled interest payments on its indebtedness to BNY (the "BNY Note") for interest accruing after February 3, 1997 and principal payments thereon. However, if the Company makes an interest payment on the BNY Note, it shall immediately make an interest payment to Heller in an amount equal to the amount of interest which shall have accrued on the New Heller Note in accordance with its terms during the same period of time for which interest is being paid pursuant to the interest payment on the BNY Note, and, if the Company makes a principal payment on the BNY Note, it shall immediately on the same day prepay the New Heller
          Note in an amount equal to the lesser of the principal payment on the BNY Note or the then outstanding amount of the remaining obligation on the New Heller Note.

     o On June 30, 1993, the Company entered into a Series A Junior Secured Note Agreement with BNY, pursuant to which BNY received a nine-year, $7 million note, bearing interest at a rate of 7% per annum. BNY shares with AIF II a second lien on the stock of ECI. With the consent of BNY, the quarterly interest payments under such note due for the period May 6, 1996 through February 3, 1997 inclusive were not made in cash and instead were added to the principal of such note and the quarterly interest payments under such note due for the period May 5, 1997 through August 4, 1997 were deferred until August 18, 1997. BNY's note is required to be paid in six annual installments, payable on November 3 of each year commencing in 1997 as follows:

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

     o On June 30, 1993 the Company entered into a Series B Junior Secured Note Agreement with AIF II, pursuant to which AIF II received a $7.5 million note bearing interest at 13% per annum. AIF II shares with BNY a second lien on the stock of ECI. With the consent of AIF II, the quarterly interest payments under such note due for the period February 5, 1996 through February 3, 1997 inclusive were not made in cash and instead were added to the principal of such note and the quarterly interest payments under such note due for the period May 5, 1997 through August 4, 1997 were deferred until August 18, 1997. AIF II's note is required to be paid in two equal installments payable on November 3 in each of 2001 and 2002.

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

RESULTS OF OPERATIONS

On December 10, 1996, the Company determined to change its fiscal year to the calendar year ending December 31st rather than a 52-53 week year ending on the Saturday closest to January 31st. The Company determined to change its fiscal year end to the calendar year ending December 31st so its tax and financial accounting years would end on the same date and to better reflect the seasonal nature of the Company's apparel business by having the Spring, Holiday and Fall seasons all included in the same calendar year whereas in the past the Spring season overlapped two fiscal years. The operating results for the three and six month periods ended June 30, 1997 as compared to last year's fiscal results, the thirteen and twenty-six week periods ended August 3, 1996 (herein referred to as the three and six month periods ended August 3, 1996), are subject to variations due to the seasonality of the business as mentioned above. In addition, last year's operating results for the three and six month periods ended August 3, 1996 includes the financial results of Perry which was sold on September 30, 1996.

The Company has not restated last year's operating results, the three and six month periods ended August 3, 1996, to six and three month calendar reporting periods due to the inability to obtain operating results for Perry on a calendar month basis, since Perry is no longer owned by Aris, and the difficulty in restating the Company's 1996 results to a monthly basis since all monthly closings were computed based on thirteen week fiscal quarters.

NET INCOME

The Company reported net losses of $2,487,000 and $3,349,000 for the three and six month periods ended June 30, 1997 respectively, compared to net losses of $3,166,000 and $5,615,000, respectively for the three and six month periods ended August 3, 1996.

The reduction in the loss for the three month period was due to the reduction of interest expense by $1,742,000, which was a result of the sale of Perry which significantly reduced the Heller debt as well as the exclusion of interest expense of the Perry debt after September 30, 1996. Although Perry's operating loss of $336,000 for the three month period ended August 3, 1996 was excluded from the three month period ended June 30, 1997, ECI experienced a larger loss during this period primarily due to the conversion to a calendar quarter from a fiscal quarter. This conversion resulted in reduced sales and related gross margin by including the month of April (a historically weak month) in the second calendar quarter of 1997 compared with including the month of July (a historically strong sales month) in the second fiscal quarter of 1996.

The reduction in the loss for the six month period was due to the reduction of interest expense by $3,479,000, which was a result of the sale of Perry which significantly reduced the Heller debt as well as the exclusion of interest expense of the Perry debt after September 30, 1996. The impact of the reduction in interest expense was offset by the exclusion in 1997 of the operating profits at Perry of $1,242,000 for the three months ended August 3, 1996.

REVENUE

The Company's revenues decreased from $33,908,000 during the three months ended August 3, 1996 to $5,236,000 during the three months ended June 30,1997. The revenue decrease of $28,672,000 was primarily due to the exclusion of Perry, which had revenues of $22,987,000 in the three months ended August 3, 1996. In addition, revenues at ECI decreased by $5,685,000 which was due to the conversion to a calendar quarter from a fiscal quarter. This resulted in reduced revenues by including in the second calendar quarter the month of April (a historically weak sales month) compared with including month of July (a historically strong sales month) in the second fiscal quarter of 1996. The conversion to a calendar year was done to truly reflect the entire Spring, Holiday and Fall seasons all within the same reporting year whereas in the past fiscal years the spring season was spread over two years.

The Company's revenues decreased from $69,133,000 during the six month period ended August 3, 1996 to $19,683,000 during the six month period ended June 30, 1997. The revenue decreases of $49,450,000 was due to the exclusion in 1997 of Perry, which had revenues of $49,092,000 in the first half of 1996.

COST OF SALES

Costs of Sales for the three months ended June 30, 1997 as a percentage of revenue was 66.4% compared to 82.5% for the three months ended August 3, 1996. The favorable reduction in this percentage was primarily due to the exclusion of Perry, which historically had substantially lower gross margins due to being a private label manufacturer. Gross margins increased slightly at ECI due to a better product mix.

Costs of Sales for the six months ended June 30, 1997 as a percentage of revenue was 67.4% compared to 81.8% for the six months ended August 3, 1996. The favorable reduction in this percentage was due to improved gross margins at ECI due to a better product mix in the six months ended June 30, 1997 as compared to the six months ended August 3, 1996. Last year, due to the adverse retail environment, ECI sold inventory at lower gross margins in order to maintain a clean inventory position. Gross margins for the six months ended August 3, 1996 were also affected by the lower gross margins at Perry, which historically as a private label manufacturer, had substantially lower gross margins than ECI.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and Administrative expenses as a percentage of revenues for the three and six month periods ended June 30, 1997 were 74.9% and 45.6%, respectively, compared to 20.3% and 20.1% for the three and six month periods ended August 3, 1996, respectively. The increase for the three and six month periods ended June 30, 1997 in Selling and Administrative expenses as a percentage of revenue was due primarily to the conversion to a calendar year from a fiscal year combined with the exclusion, in 1997, of Perry's results of operations. Perry historically had a much lower Selling and Administrative expense structure than ECI. Also, due to the fixed nature of the Company's expense structure, the Company will experience a higher Selling and Administrative percentage in the first half of the year which will decrease in the second half of the year due to the seasonality of ECI's business. In addition, there was an increase in depreciation expense due to the purchase of product data management equipment and other computer equipment allowing ECI to more efficiently control its merchandising, production, sourcing and shipping.

Selling and Administrative expenses for the three months ended June 30, 1997 were $3,920,000 compared to $6,887,000 for the three months ended August 3, 1996, a decrease of $2,967,000 or 43.1%. The decrease in Selling and Administrative expenses was primarily due to the exclusion of Perry. In addition, the conversion to a calendar year from a fiscal year resulted in reduced revenues (see Revenue discussion above) and a corresponding decrease in such variable expenses as factoring costs, shipping and warehousing expenses, partially offset by an increase in depreciation expense due to the purchase of product data management equipment and other computer equipment allowing ECI to more efficiently control its merchandising, production, sourcing and shipping.

Selling and Administrative expenses for the six months ended June 30, 1997 were $8,984,000 compared to $13,911,000 for the six months ended June 30, 1996, a decrease of $4,927,000 or 35.4%. Selling and Administrative expenses decreased due primarily to the exclusion of Perry expenses after its sale on September 30, 1996. This was offset by increases at ECI relating to a new print advertising program and increases in expenses for trade shows, that relate to the change to a calendar year from a fiscal year.

INTEREST AND DEBT EXPENSE

Interest and debt expense for the three and six month periods ended June 30, 1997 decreased by $1,742,000 or 77.1% and $3,479,000 or 78.1% compared to the three and six month periods ended August 3, 1996. This decrease is primarily due to the sale of Perry on September 30, 1996 which reduced the Heller debt and corresponding interest after such date, as well as the exclusion of Perry debt expense after September 30, 1996. In addition, ECI had a reduction of interest expense due to lower borrowings against its line of credit

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------
NONE

ITEM 2 CHANGES IN SECURITIES
----------------------------
NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------
NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------
NONE

ITEM 5. OTHER INFORMATION
-------------------------

Effective July 15, 1997, ECI Sportswear, Inc. ("ECI Sportswear"), an indirect wholly owned subsidiary of the Company, acquired substantially all of the assets of Davco Industries, Inc. ("Davco"), a maker of men's and boy's sportswear, activewear, swimwear and loungewear under the "Perry Ellis", "Perry Ellis America", and "Jeffrey Banks" labels. Davco's shareholders, Steven Arnold ("SA") and Christopher Healy ("CH"), each entered into employment agreements with ECI Sportswear to manage the Davco business as owned by ECI Sportswear. The purchase price to be paid by ECI Sporstwear for such assets consisted of (a) the issuance to Davco of 3,000,000 shares of restricted Common Stock of the Company and (b) a contingent cash purchase price to Davco to be computed as the pre-tax net income of the Davco apparel business as owned by ECI Sportswear from the closing date through December 31, 1997 (subject to certain adjustments), but not to exceed a maximum payment of $3,600,000, such cash amount payable approximately April 1998. On the closing date, ECI Sportswear paid to Davco $500,000 as an advance towards the contingent cash purchase price and agreed to pay an additional advance following completion of ECI Sportswear's third fiscal quarter ending September 30, 1997 equal to twenty-five (25%) of ECI Sportswear's pre-tax net income from the Davco apparel business through such date. ECI Sportswear is a wholly-owned subsidiary of Europe Craft Imports, Inc.("ECI").

Immediately following the issuance of 3,000,000 shares of the Company's Common Stock to Davco, the Company will have issued and outstanding 14,852,544 shares of Common Stock, and Davco will be the record owner of (and Davco, SA and CH as a group will be the beneficial owners of) 3,000,000 of such shares, corresponding to 20.2% of such class. SA owns 60% of, and CH owns 40% of, the voting Common Stock of Davco.

All 3,000,000 of the shares of the Company's Common Stock delivered to Davco as part of the purchase price on the closing date is subject to the terms, conditions and restrictions of a Shareholders Agreement entered into on the Closing Date between Davco, SA, CH, ECI Sportswear, the Company and certain other shareholders of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------
(a)      Exhibits - NONE
         --------

(b)      Reports on Form 8-K
         -------------------
         Current reports on Form 8-K dated May 5, 1997, June 18, 1997 and July 15, 1997 with respect to deferral of the May 5, 1997 and August 4, 1997 quarterly interest payments due to BNY and AIF-II to August 18, 1997.

         Current Report on Form 8-K dated July 15, 1997 with respect to acquisition of assets of Davco Industries, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ARIS INDUSTRIES, INC.
                                           Registrant)

Date: August 7, 1997                       By /s/ PAUL SPECTOR
                                              --------------------------------
                                                  Paul Spector,
                                                  Senior Vice President
                                                  Chief Financial Officer


                                           By /s/ VINCENT F. CAPUTO
                                              --------------------------------
                                                  Vincent F. Caputo,
                                                  Vice President
                                                  Assistant Secretary and
                                                     Assistant Treasurer

                                 EXHIBIT INDEX

Exhibit No.
-----------

    27              Financial Data Schedule