Form 10-Q
period 1997-09-30
ARIS INDUSTRIES INC
filed 1997-11-14
CIK 100979

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


For the Quarter ended September 30, 1997      (Commission File Number):  1-4814
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

                            YES  X         NO
                                ---           ---

Number of shares of Common Stock outstanding                         14,852,544
At September 30, 1997

================================================================================

                              ARIS INDUSTRIES, INC.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements

            a.    Consolidated Balance Sheets as of
                  September 30, 1997, December 31, 1996 and
                  November 2, 1996                                           3

            b.    Consolidated Statements of Operations for
                  the Nine Months Ended September 30, 1997
                  and Thirty-Nine Weeks Ended November 2,
                  1996.                                                      4

            c.    Consolidated Statements of Operations for
                  the Three Months Ended September 30, 1997
                  and Thirteen Weeks Ended November 2,
                  1996.                                                      5

            d.    Consolidated Statements of Cash Flows for
                  the Nine Months Ended September 30, 1997
                  and Thirty-Nine Weeks Ended November 2,
                  1996                                                       6

            e.    Condensed Notes to Consolidated Financial
                  Statements                                                 7

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                      15

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings                                             26

      Item 2. Changes in Securities                                         26

      Item 3. Defaults upon Senior Securities                               26

      Item 4. Submission of Matters to a Vote of
              Security Holders                                              26

      Item 5. Other Information                                             26

      Item 6. Exhibits and Reports on Form 8-K                              27

SIGNATURES                                                                  28


                              ARIS INDUSTRIES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                               September 30,    December 31,    November 2,
                                                                   1997             1996            1996
                                                                (Unaudited)      (Audited)      (Unaudited)
                                                                -----------     ------------    -----------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents .................................  $   955,000     $ 6,278,000     $   224,000
   Receivables ...............................................   39,712,000       7,324,000      38,917,000
   Inventories ...............................................   20,510,000       9,234,000       5,089,000
   Prepaid expenses and other current assets .................    2,962,000       1,976,000       1,439,000
                                                                -----------     -----------     -----------
                Total current assets .........................   64,139,000      24,812,000      45,669,000

PROPERTY, PLANT AND EQUIPMENT, NET ...........................    1,323,000       1,233,000       1,176,000

OTHER ASSETS .................................................    1,195,000       1,188,000         681,000


GOODWILL .....................................................   17,963,000      17,622,000      17,733,000
                                                                -----------     -----------     -----------
                                                                $84,620,000     $44,855,000     $65,259,000
                                                                ===========     ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Trade acceptances payable .................................  $ 5,107,000     $ 5,602,000     $ 3,478,000
   Accounts payable - trade ..................................    4,409,000         922,000       1,782,000
   Accrued expenses and other current liabilities ............    5,487,000       4,497,000       4,028,000
   Current portion of long-term debt .........................    1,297,000         749,000         381,000
   Line of credit payable ....................................   32,500,000             -        21,000,000
                                                                -----------     -----------     -----------
             Total current liabilities .......................   48,800,000      11,770,000      30,669,000

OTHER LIABILITIES ............................................    1,487,000       1,628,000       1,844,000

LONG-TERM DEBT,  LESS CURRENT PORTION ........................   17,104,000      16,702,000      16,734,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, par value $.01: 50,000,000 shares
      authorized; issued and outstanding 14,852,544
      at Sept. 30, 1997, 11,852,544 at December 31, 1996,
      and 11,925,416 at November 2, 1996......................      149,000         119,000         119,000
   Additional paid-in capital ................................   44,746,000      44,057,000      44,061,000
   Accumulated deficit .......................................  (27,666,000)    (29,421,000)    (28,168,000)
                                                                -----------     -----------     -----------
            Total stockholders' equity .......................   17,229,000      14,755,000      16,012,000
                                                                -----------     -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................  $84,620,000     $44,855,000     $65,259,000
                                                                ===========     ===========     ===========


See condensed notes to consolidated financial statements


                              ARIS INDUSTRIES INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                   Nine          Thirty-Nine
                                                               Months Ended      Weeks Ended
                                                              Sept. 30, 1997    Nov. 2, 1996
                                                              --------------    ------------
NET REVENUES ................................................   $64,085,000     $124,703,000
                                                                -----------     ------------
OPERATING COSTS:
    Cost of sales ...........................................    43,685,000       99,482,000
    Selling and administrative ..............................    16,580,000       21,861,000
                                                                -----------     ------------
TOTAL OPERATING COSTS .......................................    60,265,000      121,343,000
                                                                -----------     ------------
INCOME BEFORE INTEREST AND DEBT EXPENSE,
   SALE OF SUBSIDIARY, INCOME TAXES AND
   EXTRAORDINARY ITEM .......................................     3,820,000        3,360,000

INTEREST AND DEBT EXPENSE, NET ..............................     1,917,000        6,333,000
                                                                -----------     ------------
INCOME (LOSS) BEFORE SALE OF SUBSIDIARY,
   INCOME TAXES AND EXTRAORDINARY ITEM ......................     1,903,000       (2,973,000)

SALE OF SUBSIDIARY:
   Gain on sale of Perry Manufacturing Company ..............           -          7,077,000

INCOME TAXES ................................................       148,000          303,000
                                                                -----------     ------------
INCOME BEFORE EXTRAORDINARY ITEM ............................     1,755,000        3,801,000

EXTRAORDINARY ITEM:
   Gain on debt forgiveness .................................           -         11,527,000
                                                                -----------     ------------
NET INCOME ..................................................   $ 1,755,000     $ 15,328,000
                                                                ===========     ============
PER SHARE DATA:
      Income before extraordinary item ......................         $0.13            $0.32
      Extraordinary item ....................................          0.00             0.97
                                                                -----------     ------------
NET INCOME ..................................................         $0.13            $1.29
                                                                ===========     ============
Weighted average number of common
   and common equivalent shares .............................    13,085,897       11,925,416


See condensed notes to consolidated financial statements



                              ARIS INDUSTRIES INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                 Three          Thirteen
                                                              Months Ended     Weeks Ended
                                                             Sept. 30, 1997    Nov. 2, 1996
                                                             --------------    ------------
NET REVENUES ................................................  $44,402,000     $55,570,000
                                                               -----------     -----------
OPERATING COSTS:
   Cost of sales ............................................   30,427,000      42,955,000
    Selling and administrative ..............................    7,596,000       7,950,000
                                                               -----------     -----------
TOTAL OPERATING COSTS .......................................   38,023,000      50,905,000
                                                               -----------     -----------
INCOME BEFORE INTEREST AND DEBT EXPENSE,
   SALE OF SUBSIDIARY, INCOME TAXES AND
   EXTRAORDINARY ITEM .......................................    6,379,000       4,665,000

INTEREST AND DEBT EXPENSE, NET ..............................      941,000       1,878,000
                                                               -----------     -----------
INCOME BEFORE SALE OF SUBSIDIARY,  INCOME
   TAXES AND EXTRAORDINARY ITEM .............................    5,438,000       2,787,000

SALE OF SUBSIDIARY:
   Gain on sale of Perry Manufacturing Company ..............     -              7,077,000

INCOME TAXES ................................................      334,000         448,000
                                                               -----------     -----------
INCOME BEFORE EXTRAORDINARY ITEM ............................    5,104,000       9,416,000
                                                               ===========     ===========
EXTRAORDINARY ITEM:
   Gain on debt forgiveness .................................     -             11,527,000
                                                               -----------     -----------
NET INCOME ..................................................  $ 5,104,000     $20,943,000
                                                               ===========     ===========
PER SHARE DATA:
   Income before extraordinary item .........................        $0.34           $0.79
   Extraordinary item .......................................         0.00            0.97
                                                               -----------     -----------
NET INCOME ..................................................        $0.34           $1.76
                                                               ===========     ===========
Weighted average number of common
   and common equivalent shares .............................   14,923,790      11,925,416



See condensed notes to consolidated financial statements


                              ARIS INDUSTRIES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       Nine         Thirty-Nine
                                                                                   Months Ended     Weeks Ended
                                                                                   Sept. 30, 1997   Nov. 2, 1996
                                                                                   --------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income .....................................................................   $  1,755,000    $ 15,328,000

  Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
   Depreciation and amortization ................................................      1,011,000       1,227,000
   Capitalized Interest .........................................................        982,000       4,926,000
   Gain on sale of subsidiary ...................................................                     (7,077,000)
   Gain on debt forgiveness .....................................................                    (11,527,000)
  Change in assets and liabilities:
   Increase in receivables ......................................................    (33,462,000)    (26,014,000)
   (Increase)/decrease in inventories ...........................................     (7,765,000)      6,266,000
   Increase in prepaid expenses and other current assets ........................       (901,000)       (368,000)
   Decrease in other assets .....................................................          5,000          15,000
   (Decrease)/increase in trade acceptances payable .............................       (495,000)      1,471,000
   Increase/(decrease) in accounts payable - trade ..............................      2,150,000        (364,000)
   Increase/(decrease) in accrued expenses and other current liabilities ........        573,000      (2,747,000)
   Decrease  in other liabilities ...............................................       (872,000)        (13,000)
                                                                                    ------------    ------------
        Total Adjustments .......................................................    (38,774,000)    (34,205,000)
                                                                                    ------------    ------------
                  Net cash used in operating activities .........................    (37,019,000)    (18,877,000)
                                                                                    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures ...........................................................       (194,000)       (217,000)
 Proceeds from sale of subsidiary ...............................................           --        40,857,000
 Acquisition of Davco............................................................       (500,000)           --
                                                                                    ------------    ------------
                  Net cash (used in) provided by  investing activities ..........       (694,000)     40,640,000
                                                                                    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments of long-term debt ...........................................       (110,000)    (40,857,000)
 Proceeds from issuance of long term debt .......................................           --              --
 Net proceeds/(repayments) on bank line of credit ...............................     32,500,000      17,000,000
                                                                                    ------------    ------------
                  Net cash provided by (used in) financing activities ...........     32,390,000     (23,857,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH .........................................           --

NET DECREASE IN CASH AND CASH EQUIVALENTS .......................................     (5,323,000)     (2,094,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..................................      6,278,000       2,318,000
                                                                                    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ........................................   $    955,000    $    224,000
                                                                                    ============    ============

CASH PAID DURING THE YEAR FOR:
   Interest .....................................................................   $    570,000    $  3,106,000
   Income Taxes .................................................................         49,000         106,000


See condensed notes to consolidated financial statements

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

      1.    CONSOLIDATED FINANCIAL STATEMENTS

      The consolidated balance sheets as of September 30, 1997 and November 2, 1996, the consolidated statements of operations for the nine months ended September 30, 1997 and thirty-nine weeks ended November 2, 1996, the consolidated statements of operations for the three months ended September 30, 1997 and thirteen weeks ended November 2, 1996, the consolidated statements of cash flows for the nine months ended September 30, 1997 and thirty-nine weeks ended November 2, 1996 were all prepared by the Company without audit. In management's opinion, adjustments consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in cash flows for these periods have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or abridged in this submission. It is suggested, therefore, that these consolidated statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The operating results for the nine months ended September 30, 1997 are not necessarily indicative of the operating results for the year ending December 31, 1997. Certain reclassifications have been made to the prior quarter financial statements to conform with the presentation in the current quarter.

      Effective July 15, 1997, ECI Sportswear, Inc. ("ECI Sportswear"), an indirect wholly owned subsidiary of the Company, acquired substantially all of the assets of Davco Industries, Inc. ("Davco"), a maker of men's and boy's sportswear, activewear, swimwear and loungewear under the "Perry Ellis", "Perry Ellis America", and "Jeffrey Banks" labels. The operating results for ECI Sportswear for the three month period ended September 30, 1997 are included in the Company's results of operations for the nine and three month periods ended September 30, 1997.

      Effective September 30, 1996, the Company sold 100% of the stock of an operating subsidiary, Perry Manufacturing Company ("Perry"). The Company's operating results for the thirty-nine week and thirteen-week periods ended November 2, 1996 include Perry's operating results.

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

      o     On June 30, 1993, the Company entered into a Series A Junior
            Secured Note Agreement with BNY, pursuant to which BNY received a $7 million note, bearing interest at a rate of 7% per annum, with a final maturity date of November 3, 2002. BNY shares with AIF II a second lien on the stock of ECI. On September 12, 1997, the Company and BNY entered into an amendment of the BNY Note Agreement providing that (1) scheduled interest accruing under the BNY Note Agreement for the period February 1, 1996 through January 31, 1998 was not and will not be paid in cash and instead shall be added to principal and shall be payable on November 3, 2002, (2) scheduled interest under the BNY Note Agreement accruing for the periods commencing February 1, 1998 will be made in cash on quarterly payment dates commencing May 4, 1998 and (3) the principal on the BNY Note Agreement of $300,000 otherwise due November 3, 1997 shall be rescheduled and paid quarterly in installments of $15,000 each on the last day of each calendar quarter commencing on December 31, 1997, with any remaining balance due on November 3, 2002. The remaining principal of BNY's note is required to be paid in five annual installments, payable on November 3 of each year commencing in 1998 as follows:

                        Year                      Amount
                        ----                      ------
                        1998 ................  $  300,000
                        1999 ................     500,000
                        2000 ................     600,000
                        2001 ................   1,100,000
                        2002 ................   4,200,000

            In addition, on November 3, 2002, the Company is obligated to pay BNY $1,042,000, representing the quarterly interest payments accruing for the period February 1, 1996 through January 31, 1998, which were not and will not be paid in cash and instead added to the principal of the BNY Note.

      o On June 30, 1993, the Company entered into a Series B Junior Secured Note Agreement with AIF-II, pursuant to which AIF-II received a $7.5 million note bearing interest at 13% per annum. AIF-II shares with BNY a second lien on the stock of ECI. On September 12, 1997, the Company and AIF-II entered into an amendment of the AIF-II Note Agreement providing that (1) scheduled interest accruing under the AIF-II Note Agreement for the period November 1, 1995 through January 31, 1998 was not and will not be paid in cash and instead shall be added to principal and shall be payable on November 3, 2002 and (2) scheduled interest under the AIF-II Note Agreement accruing for periods commencing February 1, 1998 will be made in cash on quarterly payment dates commencing May 4,

            1998. Principal of AIF-II's note is required to be paid in two equal installments payable on November 3 in each of 2001 and 2002.

            In addition, on November 3, 2002, the Company is obligated to pay AIF-II $2,502,000, representing the quarterly interest payments accruing for the period November 1, 1995 through January 31, 1998, which were not and will not be paid in cash and instead added to the principal of the AIF-II Note.

            In the September 12, 1997 amendments to the BNY and AIF- II Note Agreements, the Company covenanted in favor of BNY and AIF-II that on or before January 31, 1998, the Company shall repay in full all principal and interest under the New Heller Note in the original principal amount of $1,000,000. The September 12, 1997 amendments to the BNY and AIF-II Note Agreements were made with the consent of Heller. Once the Heller obligations are paid in full, AIF-II and BNY will share a first lien on the stock of ECI and will share in mandatory prepayments based upon 50% of certain "excess cash flows" of the Company.

      3.    GOODWILL

      Goodwill represents the unamortized excess of the cost of acquiring a business over the fair values of the net assets received at the date of acquisition. Amortization expense relating to the Company's goodwill balance prior to the acquisition of the assets of Davco by ECI Sportswear is computed by use of the straight-line method over an estimated life of 40 years. Included in goodwill on the Company's September 30, 1997 consolidated balance sheet is a preliminary calculation of approximately $844,000 of goodwill relating to the issuance of 3,000,000 shares of Aris common stock and certain transaction expenses incurred in connection with the July 15, 1997 Davco acquisition. The final amount of goodwill relating to the Davco acquisition cannot be determined until after the conclusion of the Company's December 31, 1997 operating year. At such time the Company will determine the contingent cash purchase price as specified in the Davco Asset Purchase Agreement, which is computed as the pre-tax net income of the Davco apparel business as owned by ECI Sportswear from the closing date through December 31, 1997 (subject to certain adjustments), but not to exceed a maximum payment of $3,600,000. The Company continuously evaluates goodwill for any potential impairment. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future cash flows.

      4.  INVENTORIES

                                   September 30,     December 31,    November 2,
                                       1997             1996            1996
                                   -------------     -----------     ----------
                                                   (In Thousands)

      Finished goods ...............  $20,510          $9,234          $5,089
      Work-in process ..............      -0-            -0-             -0-
      Raw materials ................      -0-            -0-             -0-
                                        -----           -----            ---
                                      $20,510          $9,234          $5,089
                                      =======          ======          ======

      5.  ACQUISITIONS

      Effective July 15, 1997, ECI Sportswear, Inc. ("ECI Sportswear"), an indirect wholly owned subsidiary of the Company, acquired substantially all of the assets of Davco Industries, Inc. ("Davco"), a maker of men's and boy's sportswear, activewear, swimwear and loungewear under the "Perry Ellis", "Perry Ellis America", and "Jeffrey Banks" labels. The Davco Asset Purchase Agreement provides for the issuance to Davco of 3,000,000 shares of restricted Common Stock of the Company. In addition, a contingent cash purchase price to be computed as the pre-tax net income of the Davco apparel business as owned by ECI Sportswear from the closing date through December 31, 1997 (subject to certain adjustments), but not to exceed a maximum payment of $3,600,000, is required to be paid by the Company. Such contingent cash amount is payable subsequent to the issuance of the Company's December 31, 1997 audited financial statements on Form 10K. On the closing date, ECI Sportswear paid to Davco $500,000 as an advance towards the contingent cash purchase price and agreed to pay an additional advance following completion of ECI Sportswear's third fiscal quarter ending September 30, 1997 equal to twenty-five (25%) of ECI Sportswear's pre-tax net income from the Davco apparel business through such date, less the initial advance of $500,000 paid on the closing date.

      The Davco acquisition was accounted for as a purchase and, accordingly, operating results of this business subsequent to the date of acquisition were included in the Company's consolidated financial statements. The Company's consolidated financial statements also reflect the preliminary allocation of purchase price, specifically that portion of the Davco purchase price relating to the value of the Company's shares issued, as the total purchase price allocation cannot be finalized until the amount of the contingent cash payment is determined. ECI Sportswear's source of funds for the cash payments of the purchase price will be its internally generated funds and working capital credit lines.

      The following unaudited pro forma consolidated results of operations for the nine months ended September 30, 1997 and the twelve months ended December 31, 1996 are presented as if the acquisition of Davco's assets had been made at the beginning of each period presented. In addition, the pro forma results of operations for the twelve months ended December 31, 1996 exclude (1) the operating results of the Company's former Perry subsidiary, which was sold on September 30, 1996 (2) the gain recorded by the Company on the sale of the Company's former Perry subsidiary and (3) the extraordinary gain recorded by the Company on the cancellation of indebtedness relating to the debt forgiveness on the part of Heller in conjunction with the sale of the Company's former Perry subsidiary. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the purchase been made during the periods presented or the future results of the combined operations.

                                 Nine Months Ended      Twelve Months Ended
                                September, 30 1997       December, 31 1996
                                ------------------      -------------------
Net Revenues..................     $81,123,000              $85,911,000
Gross Profit..................      25,184,000               23,833,000
Income (loss) before
taxes and extraordinary item..       1,914,000               (5,085,000)
Income tax expense ...........         148,000                   66,000
Net income (loss).............       1,766,000               (5,151,000)
Net income (loss) per share.       $       .13              $      (.43)


     6.  INCOME TAXES

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

      7.    PER SHARE DATA

      Income per share was computed based upon the weighted average number of common shares and common stock equivalents outstanding during the applicable period.

      8.    CONTINGENCIES

      The Company and/or its subsidiaries, in the ordinary course of their business, from time to time may be the subject of, or a party to, various legal actions involving private interests. While the Company cannot guaranty the outcome of any litigation, the Company and/or its subsidiaries believe that any ultimate liability arising from any such actions which may be pending will not have a material adverse effect on its consolidated financial position, results of operations or cash flows at September 30, 1997.

     9.   NEW ACCOUNTING PRONOUNCEMENTS

      In February 1997, the FASB issued Statement No. 128, "Earnings per Share," which simplifies the standards for computing earnings per share (EPS). Statement No. 128 replaces the standards for computing and presenting EPS found in Accounting Principles Board Opinion No. 15, "Earnings per Share" (APB 15). Statement No. 128 requires dual presentation of Basic (which replaces APB 15's Primary EPS) and Diluted EPS on the face of the income statement for all entities with complex capital structures. Statement No. 128 will be effective for financial statements for the year ended December 31, 1997. The Company does not expect that the adoption of this statement will have a material effect on its calculation of EPS.

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

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following analysis of the financial condition and results of operations of Aris Industries, Inc. (the "Company") should be read in conjunction with the consolidated financial statements, including the notes thereto, included on pages 3 through 14 of this report.

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

      o Prior to July 15, 1997, the Company had only one operating subsidiary, Europe Craft Imports, Inc. ("ECI"). On July 15, 1997, a subsidiary of ECI, ECI Sportswear, Inc. ("ECI Sportswear"), acquired the assets and business of Davco Industries, Inc. The Company is dependent on the revenues and profitability of such subsidiaries within their product lines. The Company does not have a diversified group of operating subsidiaries, either within the apparel industry or in other industries.

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

      o While in the past two fiscal years the Company has been able to obtain the necessary waivers and amendments, and the Company considers its relationship with its lenders to be good, there are no assurances that the Company will continue to obtain amendments to its secured debt obligations to adjust debt service schedules to offset the impact of the adverse apparel environment and other adverse factors affecting the Company's financial results.

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

      o A substantial portion of the Company's products are manufactured overseas, subjecting the Company to the generic risks of import and delivery from distant locations, delays due to U.S. or foreign government regulation and controls, and customs and transportation difficulties. From time to time, the United States has proposed a material tariff on various categories of Chinese imports to the United States, including some categories of apparel. Should these tariffs be applied to include outerwear, sportswear, activewear or other apparel product lines of the Company, the Company could be materially adversely affected. In addition, the Company could be adversely affected by tariffs, embargos and quotas involving countries from which the Company imports its product lines.

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

      o No assurance can be made that the Company's Licensors do not change policies on advertising and distribution which can have a materially adverse affect on the Company.



FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, the Company had working capital of approximately $15,339,000 as compared to $13,042,000 at December 31, 1996 and $15,000,000 at
November 2, 1996. The increase in working capital from December 31, 1996 to September 30, 1997 is due to the Company's operating profit in the first nine months as well as the inclusion of ECI Sportswear, which acquired the assets of Davco on July 15, 1997. During this period, the Company financed its capital expenditures principally through internally generated funds and credit facilities.

The Company's interest payments scheduled for the nine months ended September 30, 1997 were paid in kind pursuant to amendments to the Company's loan agreements.

As described below, effective September 30, 1996, the Company's debt obligations to its senior secured lender, Heller Financial, Inc.("Heller") were reduced from approximately $53,000,000 of principal and accrued interest to only $1,665,000 ("New Heller Note"), which includes principal of $1,000,000 and accrued interest of $665,000. Furthermore, all financial covenants in the Company's note agreement with Heller were eliminated. The New Heller Note has a maturity date of November 3, 2001.

On September 12, 1997, the Company entered into amendments of its note agreements with its junior secured lenders, BNY and AIF-II, whereby the Company covenanted in favor of BNY and AIF-II that on or before January 31, 1998, the Company shall repay in full all principal and interest under the New Heller Note in the original principal amount of $1,000,000. The Company is uncertain as to whether it would have sufficient cash resources to pay off the New Heller Note by January 31, 1998 to comply with these covenants in favor of BNY and AIF-II. If the Company does not have sufficient cash resources to effect repayment of the New Heller Note by January 31, 1998, the Company intends to discuss with its lenders the renegotiation of such repayment. While such lenders have in the past granted consents to the deferral of required payments, there are no assurances that the Company will be able to obtain such consent with respect to its covenants to BNY and AIF-II to pay off the New Heller Note. If the Company cannot obtain such consent, the Company could on January 31, 1998 be in default of its obligations to its lenders.

The New Heller Note provides for certain restrictions on payments to BNY and AIF-II, which restrictions will remain in effect unless and until repayment of the New Heller Note.

The New Heller Note provides that no principal or interest be paid on the Company's indebtedness to AIF-II until all principal and interest on the New Heller Note is paid in full. In addition, the New Heller Note allows the Company to make regularly scheduled interest payments on the BNY Note for interest accruing after February 3, 1997 and principal payments thereon. However, if the Company makes an interest payment on the BNY Note, it shall immediately make an interest payment to Heller in an amount equal to the amount of interest which shall have accrued on the New Heller Note in accordance with its terms during the same period of time for which interest is being paid pursuant to the interest payment on the BNY Note, and, if the Company makes a principal payment on the BNY Note, it shall immediately on the same day prepay the New Heller Note in an amount equal to the lesser of the principal payment on the BNY Note or the then outstanding amount of the remaining obligation on the New Heller Note. The September 12, 1997 amendments to the Company's BNY and AIF-II Note Agreements provide that cash payments of scheduled interest to BNY and AIF-II will resume on quarterly payment dates commencing May 4, 1998, and that the Company must make principal payments to BNY of $15,000 on the last day of each calendar quarter commencing December 31, 1997. In addition, the Company is required to make annual principal payments to BNY in accordance with the original amortization schedule of the BNY Note Agreement, commencing with a $300,000 payment on November 3, 1998. The Company is uncertain as to whether it would have sufficient cash resources to pay off the New Heller Note to permit such payments on dates commencing May 4, 1998, in the event that the New Heller Note is still unpaid on such payment dates. If the Company does not have sufficient cash resources to effect such repayment, the Company would intend to discuss with its lenders the renegotiation of required payments so as to be in compliance with its agreements with such lenders. While such lenders have in the past granted consents to the payment of scheduled interest in kind rather than in cash, and/or the deferral of interest payments and principal amortization, there are no assurances that the Company will be able to obtain such consents in the future. If the Company cannot obtain such consents or a renegotiation of payment schedules, the Company could on quarterly payment dates from and after May 4, 1998, be in default of its obligations to such lenders, in addition to defaults occurring on January 31, 1998 in the event the New Heller
Note is not paid off on such date.

Effective July 15, 1997, ECI Sportswear, Inc. ("ECI Sportswear"), an indirect wholly owned subsidiary of the Company, acquired substantially all of the assets of Davco Industries, Inc. ("Davco"), a maker of men's and boy's sportswear, activewear, swimwear and loungewear under the "Perry Ellis", "Perry Ellis America", and "Jeffrey Banks" labels. The acquisition will be accounted for as a purchase. The purchase price to be paid by ECI Sportswear for such assets consisted of (a) the issuance to Davco of 3,000,000 shares of restricted Common Stock of the Company and (b) a contingent cash purchase price to Davco to be computed as the pre-tax net income of the Davco apparel business as owned by ECI Sportswear from the closing date through December 31, 1997 (subject to certain adjustments), but not to exceed a maximum payment of $3,600,000. Such contingent cash amount is payable subsequent to the issuance of the Company's December 31, 1997 audited financial statements on Form 10K. On the closing date, ECI Sportswear paid to Davco $500,000 as an advance towards the contingent cash purchase price and agreed to pay an additional advance following completion of ECI Sportswear's third fiscal quarter ending September 30, 1997 equal to twenty-five (25%) of ECI Sportswear's pre-tax net income from the Davco apparel business through such date, less the initial advance of $500,000 paid on the closing date. ECI Sportswear's source of funds for the cash payments of the purchase price will be its internally generated funds and working capital credit lines.

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

      o     On June 30, 1993, the Company entered into a Series A Junior
            Secured Note Agreement with BNY, pursuant to which BNY received a $7 million note, bearing interest at a rate of 7% per annum, with a final maturity date of November 3, 2002. BNY shares with AIF II a second lien on the stock of ECI. On September 12, 1997, the Company and BNY entered into an amendment of the BNY Note Agreement providing that (1) scheduled interest accruing under the BNY Note Agreement for the period February 1, 1996 through January 31, 1998 was not and will not be paid in cash and instead shall be added to principal and shall be payable on November 3, 2002, (2) scheduled interest under the BNY Note Agreement accruing for the periods commencing February 1, 1998 will be made in cash on quarterly payment dates commencing May 4, 1998 and (3) the principal on the BNY Note Agreement of $300,000 otherwise due November 3, 1997 shall be rescheduled and paid quarterly in installments of $15,000 each on the last day of each calendar quarter commencing on December 31, 1997, with any remaining balance due on November 3, 2002. The remaining principal of BNY's note is required to be paid in five annual installments, payable on November 3 of each year commencing in 1998 as follows:

                        Year                    Amount
                        ----                    ------
                        1998 ................  $  300,000
                        1999 ................     500,000
                        2000 ................     600,000
                        2001 ................   1,100,000
                        2002 ................   4,200,000

            In addition, on November 3, 2002, the Company is obligated to pay BNY $1,042,000, representing the quarterly interest payments accruing for the period February 1, 1996 through January 31, 1998, which were not and will not be paid in cash and instead added to the principal of the BNY Note.

      o     On June 30, 1993 the Company entered into a Series B Junior
            Secured Note Agreement with AIF-II, pursuant to which AIF-II received a $7.5 million note bearing interest at 13% per annum. AIF-II shares with BNY a second lien on the stock of ECI. On September 12, 1997, the Company and AIF-II entered into an amendment of the AIF-II Note Agreement providing that (1) scheduled interest accruing under the AIF-II Note Agreement for the period November 1, 1995 through January 31, 1998 was not and will not be paid in cash and instead shall be added to principal and shall be payable on November 3, 2002 and (2) scheduled interest under the AIF-II Note Agreement accruing for periods commencing February 1, 1998 will be made in cash on quarterly payment dates commencing May 4, 1998. Principal of AIF-II's note is required to be paid in two equal installments payable on November 3 in each of 2001 and 2002.

            In addition, on November 3, 2002, the Company is obligated to pay AIF-II $2,502,000, representing the quarterly interest payments accruing for the period November 1, 1995 through January 31, 1998, which were not and will not be paid in cash and instead added to the principal of the AIF-II Note.

            In the September 12, 1997 amendments to the BNY and AIF-II Note Agreements, the Company covenanted in favor of BNY and AIF-II that on or before January 31, 1998, the Company shall repay in full all principal and interest under the New Heller Note in the original principal amount of $1,000,000. The September 12, 1997 amendments to the BNY and AIF-II Note Agreements were made with the consent of Heller. Once the Heller obligations are paid in full, AIF II and BNY will share a first lien on the stock of ECI and will share in mandatory prepayments based upon 50% of certain "excess cash flows" of the Company.

RESULTS OF OPERATIONS

On December 10, 1996, the Company determined to change its fiscal year to the calendar year ending December 31st rather than a 52-53 week year ending on the Saturday closest to January 31st. The Company determined to change its fiscal year end to the calendar year ending December 31st so its tax and financial accounting years would end on the same date and to better reflect the seasonal nature of the Company's apparel business by having the Spring, Holiday and Fall seasons all included in the same calendar year whereas in the past the Spring season overlapped two fiscal years. The operating results for the three and nine month periods ended September 30, 1997 as compared to last year's fiscal results, the thirteen and thirty-nine week periods ended November 2, 1996 (herein referred to as the three and nine month periods ended November 2, 1996), are subject to variations due to the seasonality of the business as mentioned above. In addition, this year's operating results for the three and nine month periods ended September 30, 1997 include the operating results of the Company's newly acquired ECI Sportswear apparel business and last year's operating results for the three and nine month periods ended November 2, 1996 include the financial results of Perry, which was sold on September 30, 1996.

The Company has not restated last year's operating results, the three and nine month periods ended November 2, 1996, to three and nine month calendar reporting periods due to the inability to obtain operating results for Perry on a calendar month basis, since Perry is no longer owned by Aris, and the difficulty in restating the Company's 1996 results to a monthly basis since all monthly closings were computed based on thirteen week fiscal quarters.

NET INCOME

The Company reported net income of $5,104,000 and $1,755,000 for the three and nine month periods ended September 30, 1997 respectively, compared to net income of $20,943,000 and $15,328,000, respectively for the three and nine month periods ended November 2, 1996, inclusive of the gain on the Perry sale and reduction of indebtedness to Heller implemented on September 30, 1996.

The Company reported income before the sale of subsidiary, taxes and extraordinary item of $5,438,000 for the three month period ended September 30, 1997, compared to income of $2,787,000 for the three month period ended November 2, 1996. The increase in profitability was due to the inclusion of the profitable operating results of ECI Sportswear, which acquired the assets of Davco on July 15, 1997, a reduction of interest expense by $937,000 due to the Perry Sale on September 30, 1996 which significantly reduced the Heller debt, the exclusion of interest expense attributable to Perry's debt after September 30, 1996, along with the exclusion of Perry's operating loss of $430,000 for the three month period ended November 2, 1996. ECI reported a lower quarterly profit for the three month period ended September 30, 1997 as compared to the profit reported for the three month period ended November 2, 1996. This was primarily due to the conversion to a calendar quarter from a fiscal quarter. This conversion resulted in reduced sales and related gross margins in the current quarter by including the month of July in the third calendar quarter of 1997 compared with including the month of October (a stronger sales month) in the third fiscal quarter of 1996.

The Company reported income before the sale of subsidiary, taxes and extraordinary item of $1,903,000 for the nine month period ended September 30, 1997, compared to a loss of $2,973,000 for the nine month period ended November 2, 1996. The increase in profitability was due to the inclusion of the profitable operating results of ECI Sportswear, which acquired the assets of Davco on July 15, 1997, a reduction of interest expense by $4,416,000 due to the Perry Sale on September 30, 1996 which significantly reduced the Heller debt, the exclusion of interest expense attributable to Perry's debt after September 30, 1996, along with the exclusion of Perry's marginal operating loss for the nine period ended November 2, 1996. This was offset by lower profitability at ECI primarily due to the conversion to a calendar year from a fiscal year. This conversion resulted in reduced sales and related gross margins in the current year by including the month of January 1997 in the nine month period ended September 30, 1997 compared with including the month of October (a stronger sales month than January) in the nine month period ended November 2, 1996.

REVENUE

The Company's revenues decreased from $55,570,000 during the three months ended November 2, 1996 to $44,402,000 during the three months ended September 30,1997. The revenue decrease of $11,168,000 was primarily due to the exclusion of Perry, which had revenues of $15,547,000 in the three months ended November 2, 1996. In addition, revenues at ECI decreased by $8,510,000 which was due to the conversion to a calendar quarter from a fiscal quarter. This resulted in reduced revenues by including in the third calendar quarter the month of July compared with including the month of October (a stronger sales month) in the third fiscal quarter of 1996. The conversion to a calendar year was done to truly reflect the entire Spring, Holiday and Fall seasons all within the same reporting year whereas in the past fiscal years the spring season was spread over two years. In addition, last year, due to the adverse retail environment, ECI sold excess inventory in order to maintain a clean inventory position. The revenue decrease was offset by the inclusion of ECI Sportswear's revenues of $12,889,000 from the July 15, 1997 date of the Davco acquisition.

The Company's revenues decreased from $124,703,000 during the nine month period ended November 2, 1996 to $64,085,000 during the nine month period ended September 30, 1997. The revenue decrease of $60,618,000 was primarily due to the exclusion in 1997 of Perry, which had revenues of $64,639,000 in the nine months ended November 2, 1996. In addition, ECI's revenues decreased by $8,868,000. This was offset by the inclusion of ECI Sportswear's revenues of $12,889,000 from the July 15, 1997 date of the Davco acquisition.

COST OF SALES

Costs of Sales for the three months ended September 30, 1997 as a percentage of revenue was 68.5% compared to 77.3% for the three months ended November 2, 1996. The favorable reduction in this percentage was primarily due to the exclusion of Perry, which historically had substantially lower gross margins due to being a private label manufacturer. Gross margins increased at ECI due to a better product mix. Last year, due to the adverse retail environment, ECI sold excess inventory at lower gross margins in order to maintain a clean inventory level. In addition, this year's gross margin also reflects the inclusion of ECI Sportswear's sales at higher branded margins, similar to ECI's, since ECI Sportswear's acquisition of Davco on July 15, 1997.

Costs of Sales for the nine months ended September 30, 1997 as a percentage of revenue was 68.2% compared to 79.8% for the nine months ended November 2, 1996. The favorable reduction in this percentage was due to improved gross margins at ECI due to a better product mix in the nine months ended September 30, 1997 as compared to the nine months ended November 2, 1996. Last year, due to the adverse retail environment, ECI sold excess inventory at lower gross margins in order to maintain a clean inventory position. In addition, this year's gross margin also reflects the inclusion of ECI Sportswear's sales at higher branded margins, similar to ECI's, since ECI Sportswear's's acquisition of Davco on July 15, 1997. Gross margins for the nine months ended November 2, 1996 were also affected by the lower gross margins at Perry, which historically as a private label manufacturer, had substantially lower gross margins than ECI.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and Administrative expenses as a percentage of revenues for the three and nine month periods ended September 30, 1997 were 17.1% and 25.9%, respectively, compared to 14.3% and 17.5% for the three and nine month periods ended November 2, 1996, respectively. The increase for the three and nine month periods ended September 30, 1997 in Selling and Administrative expenses as a percentage of revenue was due primarily to the conversion to a calendar year from a fiscal year which caused a reduction in sales for the three and nine month periods ended September 30, 1997. At ECI sales commissions expense increased this year, the result of selling a branded product at higher commission rates, while last year's comparable periods reflected lower sales commissions expense which resulted from the selling of excess inventory at lower prices in order to maintain an optimum inventory level. The increase in Selling and Administrative expenses as a percentage of revenue also reflects the exclusion, in 1997, of Perry's results of operations. Perry historically had a much lower Selling and Administrative expense structure than ECI. There was an increase in depreciation expense in 1997 due to the purchase of product data management equipment and other computer equipment allowing ECI to more efficiently control its merchandising, production, sourcing and shipping.

Selling and Administrative expenses for the three months ended September 30, 1997 were $7,596,000 compared to $7,950,000 for the three months ended November 2, 1996, a decrease of $354,000 or 4.5%. The decrease in Selling and Administrative expenses was due to the exclusion of Perry's Selling and Administrative expenses from the three month period ended September 30, 1997 offset by the inclusion of ECI Sportswear's Selling and Administrative expenses since its acquisition of Davco on July 15, 1997. In addition, the conversion to a calendar year from a fiscal year resulted in reduced revenues (see Revenue discussion above) and a corresponding decrease in such variable expenses as factoring costs, and shipping and warehousing expenses, partially offset by an increase in depreciation expense due to the purchase of product data management equipment and other computer equipment allowing ECI to more efficiently control its merchandising, production, sourcing and shipping.

Selling and Administrative expenses for the nine months ended September 30, 1997 were $16,580,000 compared to $21,861,000 for the nine months ended November 2, 1996, a decrease of $5,281,000 or 24.2%. Selling and Administrative expenses decreased due primarily to the exclusion of Perry expenses of $6,965,000, after its sale on September 30, 1996, offset by the inclusion of ECI Sportswear's expenses of $1,349,000, since its acquisition of Davco on July 15, 1997. This reduction was further offset by increases at ECI relating to depreciation expense (as explained above) along with a new print advertising program and increases in expenses for trade shows, that relate to the change to a calendar year from a fiscal year.

INTEREST AND DEBT EXPENSE

Interest and debt expense for the three and nine month periods ended September 30, 1997 decreased by $937,000 or 49.9% and $4,416,000 or 69.7% compared to the three and nine month periods ended November 2, 1996. This decrease is primarily due to the sale of Perry on September 30, 1996 which reduced the Heller debt and corresponding interest after such date, as well as the exclusion of Perry debt expense after September 30, 1996. In addition, ECI had a reduction of interest expense due to lower borrowings against its line of credit.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 2 CHANGES IN SECURITIES

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

Effective July 15, 1997, ECI Sportswear, Inc. ("ECI Sportswear"), an indirect wholly owned subsidiary of the Company, acquired substantially all of the assets of Davco Industries, Inc. ("Davco"), a maker of men's and boy's sportswear, activewear, swimwear and loungewear under the "Perry Ellis", "Perry Ellis America", and "Jeffrey Banks" labels. Davco's shareholders, Steven Arnold ("SA") and Christopher Healy ("CH"), each entered into employment agreements with ECI Sportswear to manage the Davco business as owned by ECI Sportswear. The purchase price to be paid by ECI Sportswear for such assets consisted of (a) the issuance to Davco of 3,000,000 shares of restricted Common Stock of the Company and (b) a contingent cash purchase price to Davco to be computed as the pre-tax net income of the Davco apparel business as owned by ECI Sportswear from the closing date through December 31, 1997 (subject to certain adjustments), but not to exceed a maximum payment of $3,600,000, such cash amount payable approximately April 1998. On the closing date, ECI Sportswear paid to Davco $500,000 as an advance towards the contingent cash purchase price and agreed to pay an additional advance following completion of ECI Sportswear's third fiscal quarter ending September 30, 1997 equal to twenty-five (25%) of ECI Sportswear's pre-tax net income from the Davco apparel business through such date less the initial advance of $500,000 paid on the closing date. ECI Sportswear is a wholly-owned subsidiary of Europe Craft Imports, Inc.("ECI").

Immediately following the issuance of 3,000,000 shares of the Company's Common Stock to Davco, the Company has issued and outstanding 14,852,544 shares of Common Stock, and Davco became the record owner of (and Davco, SA and CH as a group became the beneficial owners of) 3,000,000 of such shares, corresponding to 20.2% of such class. SA owns 60% of, and CH owns 40% of, the voting Common Stock of Davco.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits - NONE

(b)   Reports on Form 8-K

      Current Report on Form 8-K dated July 15, 1997 with respect to acquisition of assets of Davco Industries, Inc.

      Current report on Form 8K dated September 12, 1997 with respect to amendment of the Company's Note Agreements dated June 30, 1993 with BNY Financial Corporation and AIF-II,L.P.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ARIS INDUSTRIES, INC.
                                    (Registrant)

Date: November 13, 1997             By  /s/ PAUL SPECTOR
                                        --------------------------------
                                        Paul Spector,
                                        Senior Vice President
                                        Chief Financial Officer


                                    By  /s/ VINCENT F. CAPUTO
                                        --------------------------------
                                         Vincent F. Caputo,
                                         Vice President
                                         Assistant Secretary and
                                           Assistant Treasurer