Form 10-K
period 1997-12-31
ARIS INDUSTRIES INC
filed 1998-03-31
CIK 100979

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended                         Commission File Number 1-4814
DECEMBER 31, 1997

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

                COMMON STOCK, PAR VALUE ONE ($.01) CENT PER SHARE
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 2, 1998, 14,905,044 shares of the registrant's Common Stock were outstanding. The aggregate market value of the 2,665,201 shares of voting stock of the registrant held by non-affiliates of the registrant at March 2, 1998 was $4,997,252

                              ARIS INDUSTRIES, INC.

                                TABLE OF CONTENTS

                                                                           Page

PART I   ................................................................     4

         Item 1.  Business...............................................     4
         Item 2.  Properties.............................................    11
         Item 3.  Legal Proceedings......................................    11
         Item 4.  Submission of Matters to a Vote of Security Holders....    11

PART II  ................................................................    12

         Item 5.  Market for Registrant's Common Equity
                    and Related Security Holder Matters..................    12
         Item 6.  Selected Financial Data................................    13
         Item 7.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..................    14
         Item 7A. Quantitative and Qualitative Disclosures
                    About Market Risk ...................................    29
         Item 8.  Financial Statements and Supplementary Data............    29
         Item 9.  Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure..................    29

PART III ................................................................    30

         Item 10. Directors and Executive Officers of the Registrant.....    30
         Item 11. Executive Compensation.................................    33
         Item 12. Security Ownership of Certain Beneficial Owners and
                    Management...........................................    44
         Item 13. Certain Relationships and Related Transactions.........    46

PART IV .................................................................    51

         Item 14. Exhibits, Financial Statements, Schedules and Reports
                    on Form 8-K..........................................    51

SIGNATURES...............................................................    60

EXHIBIT 21        List of Subsidiaries...................................    61
---------

EXHIBIT 23        Consent of Deloitte & Touche LLP.......................   E-1
---------

                                     PART I

Item 1.  Business.

Aris Industries, Inc. (the "Company", the "Registrant" or "Aris") owns and operates Europe Craft Imports, Inc. ("ECI"), and ECI Sportswear, Inc. ("ECI Sportswear").

ECI is a designer and importer of "Members Only" and private label mens' outerwear as well as "Perry Ellis" mens' and "Perry Ellis America" mens' and boys' outerwear. ECI is also the licensed maker of "S>>M by MTV Sports" sportswear, activewear, outerwear, swimwear and headwear for the young mens' market and "John Henry" mens' outerwear. ECI is also the licensor of other fine "Members Only" products. ECI, a wholly-owned subsidiary of the Company, was acquired by the Company in 1987.

ECI Sportswear is a designer and importer of mens' and boys' activewear, swimwear, loungewear and some sportswear products sold under the "Perry Ellis America" and/or "Perry Ellis" names, "Jeffrey Banks" mens' sportswear, "FUBU" boys' sportswear, activewear and outerwear and "Members Only" mens' and boys' sportswear and loungewear. ECI Sportswear, a wholly owned subsidiary of ECI, acquired its business on July 15, 1997. See "Davco Acquisition."

On September 30, 1996, the Company sold 100% of the stock of another wholly-owned subsidiary, Perry Manufacturing Company ("Perry"), which is engaged in the manufacture and distribution of ladies' sportswear and which the Company had owned since 1987.

The Company was incorporated in the State of New York in 1947.

Narrative Description of Businesses

Europe Craft Imports

ECI designs, imports and distributes mens' outerwear, including cloth and leather jackets under the "Members Only" and other tradenames.

ECI has been granted licenses to manufacture and distribute mens' outerwear under the "Perry Ellis" name and mens' and boys' outerwear under the "Perry Ellis America" name; mens', young mens', womens' and juniors' sportswear, activewear, outerwear, loungewear, swimwear and headwear under the "S>>M by MTV Sports" name and mens' outerwear under the "John Henry" name.

ECI also designs, develops, sources and imports mens' and boys' outerwear product lines as an agent for various national store chains selling such products under ECI's name or through their own private label divisions.

The products of ECI are marketed nationally in department stores, specialty stores and national retail chains, and through licensees in other parts of North America and in South America and Asia. ECI also operates four stores located in factory outlet malls.

ECI Sportswear

ECI Sportswear designs, imports and distributes mens' sportswear, activewear, swimwear, loungewear and outerwear under various tradenames licensed from other parties as well as under the "Members Only" tradename.

ECI Sportswear has been granted licenses to manufacture and distribute mens' and boys' activewear, swimwear, loungewear and some sportswear products under the "Perry Ellis America" and/or "Perry Ellis" names, mens' sportswear under the "Jeffrey Banks" name, and boys' sportswear, activewear and outerwear under the "FUBU" name.

ECI Sportswear also designs, develops, sources and imports mens' and boys' sportswear, activewear, swimwear and loungewear as an agent for various national store chains selling such products under ECI Sportswear's name or through their own private label divisions.

The products of ECI Sportswear are marketed nationally in department stores, specialty stores and national retail chains.

New Brand Name Licenses

In December, 1997, the Company's operating subsidiaries entered into two license agreements expanding and diversifying the Company's roster of licensed national brand names.

ECI entered into an agreement with MTV Networks, a division of Viacom, whereby ECI became the exclusive licensee for apparel merchandised under the "MTV Sports" name as well as the "S>>M" (Sports and Music) by MTV Sports" sublabel. This line covers young mens' apparel in a broad spectrum of sportswear, outerwear, activewear, loungewear, swimwear and headwear, and will have a strong emphasis on apparel influenced by alternative sports, including such sports as snowboarding, skateboarding, rollerblading, BMX biking and other extreme sports. ECI's alliance with MTV will build on the marketing visibility of MTV Sports' alternative sports programming and on-air events.

ECI Sportswear entered into an exclusive license agreement with the owner of the urban sportswear trademark FUBU to produce and merchandise its boys' sportswear, outerwear, and activewear. The license will enable the Company to apply the expertise it has acquired in merchandising its other boys' apparel brand names to FUBU, which is one of the most widely recognized brand names in the urban youth apparel market.

ECI's and ECI Sportswear's licenses to use trademarks owned by other parties have terms expiring in the years 1999 to 2001 with renewal terms through the years 2005 - 2009, contingent on achievement of certain net sales conditions.

Members Only Licensing Program

ECI has granted licenses of the "Members Only" trademark to licensees for mens' woven shirts, mens' tailored suits and sportcoats, and eyeglasses, among others. During the 1996 and 1997 fiscal years, ECI undertook an initiative to expand the Members

Only licensing program. In November, 1996, ECI entered into an umbrella license for a variety of "Members Only" products in the People's Republic of China, Hong Kong and Macau. During the 1997 fiscal year, ECI entered into new "Members Only" licenses for mens' footwear and for luggage and cold weather accessories. In the first quarter of 1998, ECI entered into a new "Members Only" license for mens' dress and athletic socks, as well as a "Members Only" license for mens' outerwear to be distributed in Canada.

Design, Manufacturing and Importation

Generally, products sold by the Company are manufactured to the designs and specifications (including fabric selections) of designers employed by the Company's ECI and ECI Sportswear subsidiaries.

All of the products of ECI and ECI Sportswear are manufactured overseas by independent factories each selected by such operating subsidiaries or their agents. In order to qualify as a manufacturer for ECI or ECI Sportswear products, factories must satisfy strict quality and delivery standards required by such operating subsidiaries. ECI presently imports most of its products from Hong Kong, Korea, China, Guatemala, Philippines, Bangladesh, Sri Lanka and
Indonesia. ECI Sportswear presently imports most of its products from India, China, Indonesia, Sri Lanka, Taiwan and Nepal. Foreign independent manufacturers contract with ECI and ECI Sportswear to supply apparel made pursuant to design samples and specifications. To ensure quality, ECI and ECI Sportswear supervise production at these factories at various stages throughout the production process with their own or their agent's own quality control teams.

Customers, Marketing and Distribution

ECI and ECI Sportswear sell their products primarily to department and specialty stores and national retail chains. The Company had only one customer which accounted for 10% or more of its total consolidated revenues for the year ended December 31, 1997; this customer represented 10%, 18% and 13% of such revenues for the year ended December 31, 1997, the eleven months ended December 31, 1996 and the fiscal year ended February 3, 1996, respectively. Although the Company has traditionally had strong relationships with this customer, the loss of such customer could have a material adverse effect on the Company.

Competition

The products of ECI and ECI Sportswear are sold to components of the consumer market which places a premium on identifiable brand names. ECI and ECI Sportswear compete with other apparel manufacturers based on style, quality, value and brand recognition. Although ECI and ECI Sportswear sell their products to retail customers, they also compete with such retailers' "private label" apparel lines. ECI and ECI Sportswear apparel products are sold on the main selling floor areas of their retail store customers and they are facing increasing competition from such customer's expanded dedication of retail floor space to "designer collections".

The Apparel Industry

The apparel industry is volatile and unpredictable due to cyclical and seasonal swings caused, in part, by consumer buying patterns, weather conditions and other factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements" for a broader discussion of risks and factors affecting the apparel industry and the Company in particular.

Due to the lead time necessary for fabric delivery, product design, manufacture and distribution, apparel importers such as the Company must make commitments prior to the related selling season to purchase inventory sufficient to cover the volume of apparel they expect to sell. Increasingly, retail customers of the Company are ordering their products closer to the actual delivery date and selling season; in order for the Company to deliver such products on time, it must often commit to production in advance of obtaining firm orders from its retail customers.

ECI, which sells primarily outerwear, is particularly impacted by unusually warm weather or the late arrival of cold weather. ECI Sportswear can also be impacted by such weather conditions.

ECI and ECI Sportswear utilize lines of credit to finance inventory purchases and production costs. Most of ECI and ECI Sportswear sales are factored with terms of sales maturing in a period of 30-60 days. ECI and ECI Sportswear factor on a maturity basis and pay interest and commission charges.

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

Employees

As of December 31, 1997, the Company and its subsidiaries had approximately 168 full and part-time employees, none of whom are covered by collective bargaining agreements except for approximately 10 employees at ECI's New Jersey warehouse. The Company regards its employee relations as satisfactory.

Foreign Sales

Although ECI sells products in Canada, Mexico and South America, these do not comprise a significant portion of the Company's sales.

Segment Data

The Company is in the single industry of designing, manufacturing, importing and distributing apparel.

Financing

The Company's long-term indebtedness consists of the debt obligations of the Company to BNY Financial Corporation ("BNY") and AIF-II, L.P., a Delaware limited partnership and an affiliate of Apollo Advisors, L.P. ("AIF II"). On January 29, 1998, the Company repaid in full all of its remaining debt obligations to Heller Financial, Inc. ("Heller").

 .         Effective  September 30, 1996, the Company sold 100% of the stock of a wholly-owned subsidiary, Perry Manufacturing Company ("Perry") to Page Holding Company, a company controlled by William K. Woltz, Jr., the
          CEO  of  Perry  (the  "Perry  Sale").  The  total   consideration  was
          $54,719,000   consisting  of   $40,857,000   paid  by  the  purchaser,
          $10,862,000 in forgiveness of indebtedness by Heller, and assumption of approximately $3,000,000 of Perry debt. The proceeds of this sale (including forgiveness of indebtedness), were applied to reduce the Company's debt obligations to Heller from approximately $53,384,000 of principal and accrued interest to only $1,665,000, which includes principal of $1,000,000 and capitalized interest of $665,000. The Company retained ownership of Europe Craft Imports, Inc.("ECI"), its only other operating subsidiary on September 30, 1996.

          Effective September 30, 1996, the Company entered into an amendment and restatement of its Senior Secured Note Agreement with Heller("Amended Heller Agreement"), pursuant to which Heller received a note in the principal amount of $1,000,000("New Heller Note"), with a maturity date of November 2, 2001, with interest at 10% per annum, such interest to accrue and be added to principal, on a quarterly basis in arrears and to be due and payable November 2, 2001. Heller also received a warrant to purchase 584,345 shares of the Company's common stock at an exercise price of $.01 per share. Such transaction has been accounted for as a modification of terms to the original Heller debt. Accordingly, the Company recorded the New Heller Note at the total future cash payments to be made in accordance with the Amended Heller Agreement which is principal of $1,000,000 and capitalized interest of $665,000. Pursuant to the Amended Heller Agreement, Heller forgave all other indebtedness of the Company to Heller remaining after application of the proceeds of the Perry Sale, and eliminated all financial covenants. Heller retained a pledge of the stock (but not the assets) of ECI.

          On January 29, 1998, the Company repaid its remaining obligations under the New Heller Note and Heller released its lien on the stock of ECI. Such payment amounted to $1,128,000.

 .         On June 30, 1993,  the Company  entered into a Series A Junior Secured
          Note Agreement with BNY, pursuant to which BNY received a $7 million note, bearing interest at a rate of 7% per annum, with a final maturity date of November 3, 2002. BNY shared with AIF II a second lien on the stock of ECI. On September 12, 1997, the Company and BNY entered into an amendment of the BNY Note Agreement providing that (1) scheduled interest accruing under the BNY Note Agreement for the period February 1, 1996 through January 31, 1998 was not and will not be paid in cash and instead shall be added to principal and shall be payable on November 3, 2002, (2) scheduled interest under the BNY Note Agreement accruing for the periods commencing February 1, 1998 will be made in cash on quarterly payment dates commencing May 4, 1998 and (3) the principal on the BNY Note Agreement of $300,000 otherwise due
          November  3,  1997  shall  be   rescheduled   and  paid  quarterly  in
          installments of $15,000 each on the last day of each calendar quarter commencing on December 31, 1997, with any remaining balance due on November 3, 2002. The remaining principal of BNY's note is required to be paid in five annual installments, payable on November 3 of each year commencing in 1998 as follows:

                               YEAR             AMOUNT

                               1998           $   300,000
                               1999               500,000
                               2000               600,000
                               2001             1,100,000
                               2002             4,200,000

          In addition, on November 3, 2002, the Company is obligated to pay BNY $1,042,000, representing the quarterly interest payments accruing for the period February 1, 1996 through January 31, 1998, which were not and will not be paid in cash and instead added to the principal of the BNY Note. Such accrued interest was $996,000 at December 31, 1997.

 .         On June 30, 1993 the Company  entered  into a Series B Junior  Secured
          Note Agreement with AIF-II, pursuant to which AIF-II received a $7.5 million note bearing interest at 13% per annum. AIF-II shared with BNY a second lien on the stock of ECI. On September 12, 1997, the Company and AIF-II entered into an amendment of the AIF-II Note Agreement providing that (1) scheduled interest accruing under the AIF-II Note Agreement for the period November 1, 1995 through January 31, 1998 was not and will not be paid in cash and instead shall be added to principal and shall be payable on November 3, 2002 and (2) scheduled
          interest  under  the  AIF-II  Note  Agreement   accruing  for  periods
          commencing February 1, 1998 will be made in cash on quarterly payment dates commencing May 4, 1998. Principal of AIF-II's note is required to be paid in two equal installments payable on November 3 in each of 2001 and 2002.

          In  addition,  on November 3, 2002,  the Company is  obligated  to pay
          AIF-II  $2,502,000,   representing  the  quarterly  interest  payments
          accruing  for the period  November 1, 1995  through

          January 31, 1998, which were not and will not be paid in cash and instead added to the principal of the AIF-II Note. Such accrued interest was $2,396,000 at December 31, 1997.

In the September 12, 1997 amendments to the BNY and AIF-II Note Agreements, the Company covenanted in favor of BNY and AIF-II that on or before January 31, 1998, the Company would repay in full all principal and interest under the New Heller Note in the original principal amount of $1,000,000; the Company completed such repayment to Heller on January 29, 1998. Such payment amounted to $1,128,000, which included accrued interest through the date of repayment. BNY and AIF-II's shared second lien on the stock of ECI then became a shared first lien. BNY and AIF-II will also share in mandatory prepayments based upon 50% of certain "excess cash flows" of the Company as defined in the Company's note agreements with BNY and AIF-II.

Davco Acquisition

Effective July 15, 1997, ECI Sportswear, Inc. ("ECI Sportswear"), an indirect wholly owned subsidiary of the Company, acquired substantially all of the assets of Davco Industries, Inc. ("Davco"), at that time a maker of mens' and boys' activewear, swimwear, loungewear and some sportswear products sold under the "Perry Ellis America" and/or "Perry Ellis" labels and mens' sportswear under the "Jeffrey Banks" label. Davco's shareholders, Steven Arnold and Christopher Healy, each entered into employment agreements with ECI Sportswear to manage the Davco business as owned by ECI Sportswear. The aggregate purchase price, inclusive of acquisition costs, paid by ECI Sportswear for such assets of $4,373,000 consisted of (a) the issuance to Davco of 3,000,000 shares of restricted Common Stock of the Company valued at $720,000 and (b) a contingent cash purchase price to Davco to be computed as the pre-tax net income of the Davco apparel business as owned by ECI Sportswear from the closing date through December 31, 1997 (subject to certain adjustments), but not to exceed a maximum payment of $3,600,000, such cash amount payable subsequent to issuance of the Company's December 31, 1997 audited financial statements included in this Report on Form 10K. On the closing date, ECI Sportswear paid to Davco $500,000 as an advance towards the contingent cash purchase price and ECI Sportswear paid an additional advance of $81,000 following completion of ECI Sportswear's third fiscal quarter ending September 30, 1997. The remaining contingent cash payment to Davco of $2,814,000 has been recorded by ECI Sportswear as of December 31, 1997. The acquisition was accounted for as a purchase and, accordingly, operating results of this business subsequent to the date of acquisition were included in the Company's consolidated financial statements. The purchase price was allocated based on estimated fair values at the date of acquisition. This resulted in an excess of purchase price over net assets acquired of $3,356,000, which has been recognized as goodwill and is being amortized on a straight-line basis over 20 years. ECI Sportswear is a wholly-owned subsidiary of Europe Craft Imports, Inc.("ECI").

All 3,000,000 shares of the Company's Common Stock delivered to Davco are subject to the terms, conditions and restrictions of a Shareholders Agreement entered into on July 15, 1997 between Davco, Steven Arnold, Christopher Healy, the Company and certain other shareholders of the Company. (See "Certain Relationships and Related Transactions - Davco Shareholders Agreement".)

Item 2.  Properties.

ECI has approximately 17,400 square feet of leased space for its executive and sales offices and showrooms in New York, and also leases approximately 29,600 square feet of space in New Jersey which serves as its general business, accounting and management information service headquarters. In March, 1996, ECI leased an additional 120,000 square feet of warehouse space adjacent to its New Jersey offices. ECI then consolidated warehouse and distribution functions at this location, and substantially reduced use of a Los Angeles independent warehouse. ECI has four retail outlet stores in Ohio, South Carolina, Tennessee and Virginia with an aggregate of approximately 7,900 square feet.

ECI Sportswear has approximately 7,100 square feet of leased space for its executive and sales offices and showrooms in New York and also leases approximately 22,000 square feet of warehouse space in Stamford, Connecticut.

Aris' executive offices are co-located with ECI's executive offices in New York.

Item 3.  Legal Proceedings.

The Company and/or its subsidiaries, in the ordinary course of their business, from time to time may be the subject of, or a party to, various legal actions involving private interests. While the Company cannot guaranty the outcome of any litigation, the Company and/or its subsidiaries believe that any ultimate liability arising from any such actions which may be pending will not have a material adverse effect on its consolidated financial statements at December 31, 1997.

Item 4.  Submission of Matters to a Vote of Security Holders.

None during the twelve month period ended December 31, 1997.

                                     PART II

Item 5.  Market for Registrant's Common Equity
         and Related Security Holder Matters.

The Company's Common Stock is traded in the over-the-counter (OTC) market under the symbol AISI (formerly ARIN). Set forth below are the high and low bid prices for a share of the Common Stock for the first quarter of 1998 and for each fiscal quarter during the prior two fiscal years, as reported in published financial sources. Pursuant to the terms of the Company's loan agreements with Heller, BNY and AIF II, the Company has agreed not to declare or pay any dividends (other than stock dividends) on the Common Stock without the prior written consent of such lenders. The Company has not paid any dividends over the last two fiscal years. The price quotations set forth below reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

================================================================================
                                              High                Low
--------------------------------------------------------------------------------
Eleven Months Ended December 31,
1996
--------------------------------------------------------------------------------
First Quarter                                 .12                 .0625
Second Quarter                                .08                 .0625
Third Quarter                                 .08                 .0625
Fourth Quarter                                .41                 .0625
--------------------------------------------------------------------------------
Year Ended December 31,
1997
--------------------------------------------------------------------------------
First Quarter                               .3437                 .3125
Second Quarter                              .6400                 .3750
Third Quarter                              1.6562                 .4800
Fourth Quarter                             2.1250                 .9375
--------------------------------------------------------------------------------
Year Ending December 31,
1998
--------------------------------------------------------------------------------
First Quarter                               1.875                 1.375
(through date of March 2, 1998)
================================================================================

There were approximately 4,155 shareholders of record as of March 2, 1998 and the closing bid price of a share of the Common Stock was $1.875 on March 2, 1998.

                        Item 6. Selected Financial Data.

          SELECTED CONSOLIDATED FINANCIAL DATA - ARIS INDUSTRIES, INC.

                    (In thousands except for per share data)

The following table presents selected financial data for Aris Industries, Inc. and subsidiaries. The financial data for all periods have been derived from the Company's audited Consolidated Financial Statements included elsewhere in this report and should be read in conjunction with those Consolidated Financial Statements and related notes.

====================================================================================================================
                                                          11 Months
                                        Year Ended          Ended                  52-53 Weeks Ended

--------------------------------------------------------------------------------------------------------------------

                                         12/31/97         12/31/96         2/3/96         1/28/95         1/29/94
--------------------------------------------------------------------------------------------------------------------

Net revenues                              $96,271         $131,802       $173,990        $188,143        $192,583
--------------------------------------------------------------------------------------------------------------------

Income (loss) from  continuing
operations before extraordinary
items                                       2,333            2,104         (8,057)          2,216           1,998
--------------------------------------------------------------------------------------------------------------------

Net income (loss)                           2,333           12,966         (8,057)          2,216          31,206
--------------------------------------------------------------------------------------------------------------------

Earnings (loss) per share before
extraordinary items - basic                   .18              .18           (.68)            .19             .21
--------------------------------------------------------------------------------------------------------------------

Earnings (loss) per share before
extraordinary items - diluted                 .16              .17           (.68)            .19             .21
--------------------------------------------------------------------------------------------------------------------

Earnings (loss) per share - basic             .18             1.09           (.68)            .19            3.29
--------------------------------------------------------------------------------------------------------------------

Earnings (loss) per share - diluted           .16             1.07           (.68)            .19            3.29
--------------------------------------------------------------------------------------------------------------------

Total assets                               73,837           44,855         93,928          98,932          97,481
--------------------------------------------------------------------------------------------------------------------

Long-term obligations                      16,930           16,702         66,505          64,239          66,973
--------------------------------------------------------------------------------------------------------------------

Working capital                            11,738           12,370         29,809          34,248          37,128
--------------------------------------------------------------------------------------------------------------------

Stockholders' equity                       17,814           14,755            564           8,611           6,544
====================================================================================================================

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

     3. For the eleven months ended December 31, 1996, the Company had net income of $12,966,000 or $1.09 per share, inclusive of the gain of $7,786,000 on the sale of the stock of its wholly owned subsidiary, Perry Manufacturing Company, on September 30, 1996 (reduced by the write off of the cumulative effect of foreign currency translation adjustments of $1,108,000 arising from the Perry Sale), and the extraordinary gain of $10,862,000 associated with the reduction in the Company's debt to its senior secured lender, Heller Financial, Inc., from $53,384,000 to $1,665,000, which includes principal of $1,000,000 and capitalized interest of $665,000.

     4. All per share data have been restated for comparative purposes to reflect one-for-ten reverse stock split effective June 30, 1993.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following analysis of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements, including the notes thereto, and the "Selected Financial Data" included on pages F-1 through F-33 and Page 13, respectively, of this Annual Report.

Forward Looking Statements

Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission ("SEC"):

 .        The apparel  industry in general is volatile and  unpredictable  due to cyclical and seasonal swings caused in part by consumer buying patterns.

 .        The Company's  ECI  subsidiary,  which sells  primarily  outerwear,  is particularly impacted by unusually warm weather or late arrival of cold weather. The Company's ECI Sportswear subsidiary can also be impacted by weather conditions.

 .        There has been a  substantial  consolidation  of  formerly  independent major department store chains such that the consolidated customers exert greater influence on suppliers such as the Company, resulting in greater demands for price reductions, advertising support, returns and markdowns of apparel products.

 .        Retail   store   chains  in  the  apparel   industry   have   undergone
         reorganizations, bankruptcy liquidations, downsizing and/or cessation of business, and others have suffered credit difficulties whereby factors delay or deny credit to such retail organizations. As a result, the Company may experience difficulty in obtaining factoring and credit approval on certain customers.

 .        Although the Company's  ECI and ECI  Sportswear  subsidiaries  market a wide variety of products, they must compete with other apparel suppliers which specialize in particular niche products which may have greater resources, reputation and efficiencies in such particular product areas.

 .        A  substantial  portion  of the  Company's  products  are  manufactured overseas, subjecting the Company to the generic risks of import and delivery from distant locations, delays due to U.S. or foreign government regulation and controls, and customs and transportation difficulties. In addition, the Company could be adversely affected by tariffs, embargos and quotas involving countries from which the Company imports its product lines.

 .        ECI  and  ECI   Sportswear   import  their   products   primarily  from
         manufacturing plants which they do not own. While ECI and ECI Sportswear, through their agents, exercise quality control over such factories, there are inherent risks in such manufacturing which can result in delivery delays and ultimately in cancellation of orders by their customers.

 .        Increasingly,  retail  customers are ordering their  products closer to the actual delivery date and selling season. In order for suppliers to deliver such products on time, they must often now commit to production in advance of obtaining firm orders from retail customers.

 .        There is an increasing  trend by retail  customers to develop their own private label apparel lines to compete with products supplied by brand name suppliers such as the Company.

 .        No  assurance  can be made that the  Company's  licensors do not change policies on advertising and distribution which can have a materially adverse effect on the Company.

 .        The Company's apparel products are sold on the main selling floor areas of its retail store customers and are facing increasing competition from such customer's expanded dedication of retail floor space to "designer collections".

 .        A large  proportion of the Company's  products are manufactured in Asia by independent contractors, whose businesses, finances and credit could be seriously impaired by the Asian economic crises which commenced in the latter half of 1997 and has continued into the first half of 1998. If there were a sustained loss of the Company's Asian sources of supply, the Company's business would be materially adversely affected. The Company is unable to predict the impact of the Asian economic crises on particular Asian countries where the Company sources its products or particular contractors within those countries. The
         "Members Only" licensee for apparel products to be sold in the territory of the People's Republic of China, Hong Kong and Macau has maintained domestic production for such markets, but has ceased manufacturing products for export; there are no assurances that such licensee will be capable of continuing domestic production for its Chinese licensed territory.

Year 2000 Compliance

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date based information.

The Company is currently identifying all significant applications that will require modification to ensure Year 2000 Compliance. Internal resources are being used to make required modifications and test Year 2000 Compliance. The Company target date for completion is June 30, 1999.

In addition, the Company has communicated with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

The total cost to the Company of these Year 2000 Compliance activities is estimated to be approximately $75,000 and will be funded internally through operating cash flows. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain third party modification plans and other factors. However, there can be no guarantee that these objectives will be achieved and actual results could differ from those plans.

FINANCIAL CONDITION

Working Capital and Liquidity

As of December 31, 1997, the Company had working capital of approximately $11,738,000 compared to $12,370,000 at December 31, 1996. The decrease in working capital from December 31, 1996 to December 31, 1997 is due to the inclusion in current liabilities, at December 31, 1997, of the remaining portion of the contingent purchase price for ECI Sportswear's acquisition of Davco, and the reclassification into current liabilities of capitalized interest on the Heller Note which was paid in full in January 1998, offset by the Company's operating profit in the 1997 calendar year as well as the inclusion of ECI Sportswear, which acquired the assets of Davco on July 15, 1997. During the year ended December 31, 1997, the Company financed its capital expenditures principally through internally generated funds and credit facilities. The Company's interest payments to its secured lenders scheduled for calendar year 1997 were paid in kind pursuant to amendments to the Company's loan agreements.

As described below, effective September 30, 1996, the Company's debt obligations to its senior secured lender, Heller Financial, Inc.("Heller") were reduced from approximately $53,384,000 of principal and accrued interest to only $1,665,000("New Heller Note"), which includes principal of $1,000,000 and capitalized interest of $665,000. Furthermore, all financial covenants in the Company's note agreement with Heller were eliminated. The New Heller Note had a maturity date of November 3, 2001. On September 12, 1997, the Company entered into amendments of its note agreements with its junior secured lenders, BNY and AIF-II, whereby the Company covenanted in favor of BNY and AIF-II that on or before January 31, 1998, the Company would repay in full all principal and interest under the New Heller Note in the original principal amount of $1,000,000. The Company completed such repayment to Heller on January 29, 1998.

On September 12, 1997, the Company entered into amendments of its note agreements with BNY and AIF-II providing that scheduled interest accruing under the BNY Note Agreement for the period February 1, 1996 through January 31, 1998 and under the AIF-II Note Agreement for the period November 1, 1995 through January 31, 1998 was not and will not be paid in cash and instead shall be added to principal and shall be payable on November 3, 2002.

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

Historically, the Company's operating subsidiaries renew their working capital credit facilities annually, and the Company believes they will be able to renew such lines in the Spring of 1998 to permit the upstreaming of funds to enable the Company to make scheduled payments to BNY and AIF-II during the year ended December 31, 1998. In the event such working capital lines are not renewed, or the upstreaming of funds in sufficient amounts was not permitted under such working capital lines, or the Company otherwise did not have sufficient cash resources to make scheduled payments to BNY and AIF-II on dates commencing May 4, 1998, the Company would intend to discuss with BNY and AIF-II the renegotiation of required payments so as to be in compliance with its agreements with such lenders. While such lenders have in the past granted consents to the payment of scheduled interest in kind rather than in cash, and/or the deferral of interest payments and principal amortization, there are no assurances that the Company will be able to obtain such consents in the future. If, under such circumstances, the Company cannot obtain such consents or a renegotiation of payment schedules, the Company could on quarterly payment dates from and after May 4, 1998, be in default of its obligations to such lenders.

Effective July 15, 1997, ECI Sportswear, an indirect wholly owned subsidiary of the Company, acquired substantially all of the assets of Davco Industries, Inc. ("Davco"), at that time a maker of mens' and boys activewear, swimwear, loungewear and some sportswear products sold under the "Perry Ellis America" and/or "Perry Ellis" labels, and mens' sportswear under the "Jeffrey Banks" label. The acquisition was accounted for as a purchase. The aggregate purchase price paid by ECI Sportswear of $4,373,000 for such assets consisted of (a) the issuance to Davco of 3,000,000 shares of restricted Common Stock of the Company valued at $720,000 and (b) a contingent cash purchase price computed as the pre-tax net income of the Davco apparel business as owned by ECI Sportswear from the closing date through December 31, 1997 (subject to certain adjustments), but not to exceed a maximum payment of $3,600,000. Such contingent cash amount is payable subsequent to the issuance of the Company's December 31, 1997 audited financial statements included in this Report on Form 10K. On the closing date, ECI Sportswear paid to Davco $500,000 as an advance towards the contingent cash purchase price and ECI Sportswear paid an additional advance of $81,000 following completion of ECI Sportswear's third fiscal quarter ending September 30, 1997. The total expected contingent cash purchase price payable to Davco, to be derived from such audited financial statements, is $3,395,000. The Company anticipates payment of the balance of $2,814,000 (net of advances previously paid of $581,000) during April 1998. ECI Sportswear's source of funds for the cash payments of the purchase price will be its internally generated funds and working capital credit lines.

Cash used in operating activities for the year ended December 31, 1997 ("fiscal 1997") was $21,918,000 as compared to $9,556,000 of cash provided by operating activities during the eleven month period ended December 31, 1996 ("fiscal 1996"). The decrease in funds provided by operating activities in fiscal 1997 was due to higher levels of inventory and timing of collection of receivables offset by the Company's fiscal 1997 operating profit, the inclusion of the operating results of the Davco business acquired by ECI Sportswear on July 15, 1997, and the exclusion of operating losses at Perry after its sale on September 30, 1996.

Cash used in investing activities during fiscal 1997 was $1,300,000 as compared to $38,802,000 of cash provided by investing activities during fiscal 1996. The amount provided in fiscal 1996 reflects the proceeds from the Perry Sale which closed on September 30, 1996. There were decreases in capital expenditures during the 1997 fiscal year compared to the 1996 fiscal year. The decrease in capital expenditures is due primarily to the exclusion of Perry, after the sale of Perry on September 30, 1996, which historically had higher capital expenditures than ECI. ECI's capital expenditures were also higher in fiscal 1996 in connection with improvements to its new warehouse in Secaucus, New Jersey.

Cash provided by financing activities during fiscal 1997 was $18,312,000 as compared to $44,394,000 of cash used in financing activities during fiscal 1996. Cash provided by financing activities in fiscal 1997 was due in large part to net proceeds on borrowings on the Company's line of credit. The larger amount in fiscal 1996 is primarily due to payment of the Company's debt to Heller from the proceeds of the Perry Sale on September 30, 1996.

Debt Service and Capital Needs

The Company's long-term indebtedness consists of the debt obligations of the Company to BNY Financial Corporation ("BNY") and AIF-II, L.P., a Delaware limited partnership and an affiliate of Apollo Advisors, L.P. ("AIF II"). On January 29, 1998, the Company repaid in full all of its remaining debt obligations to Heller Financial, Inc. ("Heller").

 .        Effective  September 30, 1996,  the Company sold 100% of the stock of a wholly-owned subsidiary, Perry Manufacturing Company ("Perry") to Page Holding Company, a company controlled by William K. Woltz, Jr., the CEO of Perry (the "Perry Sale"). The total consideration was $54,719,000, consisting of $40,857,000 paid by the purchaser, $10,862,000 in forgiveness of indebtedness by Heller, and assumption of approximately $3,000,000 of Perry debt. The proceeds of this sale (including forgiveness of indebtedness), were applied to reduce the Company's debt obligations to Heller from approximately $53,384,000 of principal and accrued interest to $1,665,000, which includes principal of $1,000,000 and capitalized interest of $665,000. The Company retained ownership of Europe Craft Imports,

         Inc. ("ECI"), its only other operating subsidiary on September 30, 1996.


         Effective September 30, 1996, the Company entered into an amendment and restatement of its Senior Secured Note Agreement with Heller("Amended Heller Agreement"), pursuant to which Heller received a note in the principal amount of $1,000,000 ("New Heller Note"), with a maturity date of November 2, 2001, with interest at 10% per annum, such interest to accrue and be added to principal, on a quarterly basis in arrears and to be due and payable November 2, 2001. Heller also received a warrant to purchase 584,345 shares of the Company's common stock at an exercise price of $.01 per share. Such transaction has been accounted for as a modification of terms to the original Heller debt. Accordingly, the Company recorded the New Heller Note at the total future cash payments to be made in accordance with the Amended Heller Agreement which is principal of $1,000,000 and capitalized interest of $665,000. Pursuant to the Amended Heller Agreement, Heller forgave all other indebtedness of the Company to Heller remaining after application of the proceeds of the Perry Sale, and eliminated all financial covenants. Heller retained a pledge of the stock (but not the assets) of ECI.

         On January 29, 1998, the Company repaid its remaining debt obligation under the New Heller Note and Heller released its lien on the stock of ECI. Such payment amounted to $1,128,000.

 .        On June 30, 1993,  the Company  entered into a Series A Junior  Secured
         Note Agreement with BNY, pursuant to which BNY received a $7 million note, bearing interest at a rate of 7% per annum, with a final maturity date of November 3, 2002. BNY shared with AIF II a second lien on the stock of ECI. On September 12, 1997, the Company and BNY entered into an amendment of the BNY Note Agreement providing that (1) scheduled interest accruing under the BNY Note Agreement for the period February 1, 1996 through January 31, 1998 was not and will not be paid in cash and instead shall be added to principal and shall be payable on November 3, 2002, (2) scheduled interest under the BNY Note Agreement accruing for the periods commencing February 1, 1998 will be made in cash on quarterly payment dates commencing May 4, 1998 and (3) the principal on the BNY Note Agreement of $300,000 otherwise due November 3, 1997 shall be rescheduled and paid quarterly in installments of $15,000 each on the last day of each calendar quarter commencing on December 31, 1997, with any remaining balance due on November 3, 2002. The remaining principal of BNY's note is required to be paid in five annual installments, payable on November 3 of each year commencing in 1998 as follows:

                   YEAR                               AMOUNT

                   1998                         $       300,000
                   1999                                 500,000
                   2000                                 600,000
                   2001                               1,100,000
                   2002                               4,200,000

         In addition, on November 3, 2002, the Company is obligated to pay BNY $1,042,000, representing the quarterly interest payments accruing for the period February 1, 1996 through January 31, 1998, which were not and will not be paid in cash and instead added to the principal of the BNY Note. Such accrued interest was $996,000 at December 31, 1997.

 .        On June 30, 1993 the  Company  entered  into a Series B Junior  Secured
         Note Agreement with AIF-II, pursuant to which AIF-II received a $7.5 million note bearing interest at 13% per annum. AIF-II shared with BNY a second lien on the stock of ECI. On September 12, 1997, the Company and AIF-II entered into an amendment of the AIF-II Note Agreement providing that (1) scheduled interest accruing under the AIF-II Note Agreement for the period November 1, 1995 through January 31, 1998 was not and will not be paid in cash and instead shall be added to principal and shall be payable on November 3, 2002 and (2) scheduled
         interest  under  the  AIF-II  Note   Agreement   accruing  for  periods
         commencing February 1, 1998 will be made in cash on quarterly payment dates commencing May 4, 1998. Principal of AIF-II's note is required to be paid in two equal installments payable on November 3 in each of 2001 and 2002.

         In  addition,  on November 3, 2002,  the  Company is  obligated  to pay
         AIF-II $2,502,000, representing the quarterly interest payments accruing for the period November 1, 1995 through January 31, 1998, which were not and will not be paid in cash and instead added to the principal of the AIF-II Note. Such accrued interest was $2,396,000 at December 31, 1997.

In the September 12, 1997 amendments to the BNY and AIF-II Note Agreements, the Company covenanted in favor of BNY and AIF-II that on or before January 31, 1998, the Company would repay in full all principal and interest under the New Heller Note in the original principal amount of $1,000,000. The Company completed such repayment to Heller on January 29, 1998 in the amount of $1,128,000, inclusive of accrued interest through the date of repayment. BNY and AIF-II's shared second lien on the stock of ECI then became a shared first lien. BNY and AIF-II will also share in mandatory prepayments based upon 50% of certain "excess cash flows" of the Company as defined in the Company's note agreements with BNY and AIF-II.

Capital Expenditures

Capital expenditures were $461,000 for the year ended December 31, 1997 compared to $1,409,000 in the eleven month period ended December 31, 1996. This is due primarily to the exclusion of Perry (after the sale of Perry on September 30, 1996), which historically had higher capital expenditures than ECI.

ECI's capital expenditures were higher in fiscal 1996 in connection with improvements to its new warehouse in Secaucus, New Jersey.

Results of Operations

The 1997 Fiscal Year: On December 10, 1996, the Company changed its fiscal year to the calendar year ending December 31st rather than a 52-53 week year ending on the Saturday closest to January 31st. The Company determined to change its fiscal year end to the calendar year ending December 31st so its tax and financial accounting years would end on the same date and to better reflect the seasonal nature of the Company's apparel business by having the Spring, Holiday and Fall seasons all included in the same calendar year whereas in the past the Spring season overlapped two fiscal years. The operating results for the year ended December 31, 1997 are compared to the fiscal period ended December 31, 1996, which was a transition period consisting of the eleven months ended December 31, 1996. The operating results for the year ended December 31, 1997 include the operating results of ECI Sportswear from and after its July 15, 1997 acquisition of the Davco business. The operating results for the eleven month period ending December 31, 1996 include Perry's operating results through September 30, 1996, a gain of $7,786,000 resulting from the sale of Perry
(reduced by the write-off of the cumulative effect of foreign currency translation adjustments of $1,108,000 arising from the Perry Sale) and an extraordinary gain of $10,862,000 on the reduction of indebtedness to Heller.

The Company has not restated last year's operating results for the eleven month period ended December 31, 1996, to a twelve month calendar reporting period due to the inability to obtain operating results from Perry on a calendar month basis, since Perry is no longer owned by Aris, and the difficulty in restating the Company's 1996 results to a monthly basis since all monthly closings were computed based on thirteen week quarters except the last quarter which was based on nine weeks.

Net Income: The Company reported net income of $2,333,000 for the year ended December 31, 1997, compared to net income of $12,966,000 for the eleven months ended December 31, 1996, inclusive of the gain on the Perry sale and reduction of indebtedness to Heller implemented on September 30, 1996.

The Company reported income before the sale of subsidiary, taxes and extraordinary item of $2,195,000 for the year ended December 31, 1997 compared to a loss of $5,090,000 for the eleven months ended December 31, 1996. The increase in profitability was due to increased margins at ECI, the inclusion of the profitable operating results of ECI Sportswear, which acquired the assets of Davco on July 15, 1997, a reduction of interest expense by $3,716,000 due to the Perry Sale on September 30, 1996 which significantly reduced the Heller debt, the exclusion of interest expense attributable to Perry's debt after September 30, 1996, offset by interest on ECI Sportswear debt, and the exclusion of

Perry's operating loss for the period through September 30, 1996.

Revenue

The Company's revenues decreased from $131,802,000 during the eleven month period ended December 31, 1996 to $96,271,000 during the year ended December 31, 1997. The revenue decrease of $35,531,000 for the year ended December 31, 1997 compared to the same period in the prior year was due to the exclusion of Perry, which had revenues of $64,639,000 in 1996. The revenue decrease was offset by the inclusion of ECI Sportswear's revenues of $26,027,000 from and after the July 15, 1997 date of the acquisition of the Davco business. In addition, ECI's revenues increased by $2,996,000 due to the month of January 1997 being included in the year ended December 31, 1997 as compared to the prior years comparable period ended December 31, 1996 not including the month of January 1996. This was a result of the change from a fiscal year to a calendar year.

Cost of Sales

Cost of sales for the year ended December 31, 1997 as a percentage of revenue was 70.1% compared to 79.4% of revenues for the eleven months ended December 31, 1996. The favorable reduction in this percentage was due to improved gross margins at ECI due to a better product mix for the year ended December 31, 1997 as compared to the eleven months ended December 31, 1996. Last year, due to the adverse retail environment, ECI sold excess inventory at lower gross margins in order to maintain a clean inventory position. In addition, this year's gross margin reflects the inclusion of the Davco business, acquired by ECI Sportswear, which includes sales at higher branded margins, similar to ECI's. Gross margins for the year ended December 31, 1996 were also affected by the lower margins at Perry, which historically as a private label manufacturer, had substantially lower gross margins than ECI.

Selling and Administrative Expenses

Selling and Administrative expenses as a percentage of revenues for the year ended December 31, 1997 were 24.4% compared to 19.2% for the eleven months ended December 31, 1996. The percentage increase for the year ended December 31, 1997 from the comparable period in the prior year was due primarily to the exclusion of Perry (after the Perry Sale on September 30, 1996), which historically had a much lower Selling and Administrative expense structure. In addition, ECI's sales commissions expense increased in 1997, the result of selling a branded product at higher commission rates, while last year's comparable periods reflected lower sales commissions expense which resulted from the selling of excess inventory at lower prices in order to maintain an optimum inventory level. There was an increase in depreciation expense in 1997 due to the purchase of product data management equipment and other computer equipment allowing ECI to more efficiently control its merchandising, production, sourcing and shipping.

Selling and Administrative expenses for the year ended December 31, 1997 were $23,474,000 compared to $25,422,000 for the eleven months ended December 31, 1996, a decrease of $1,948,000 or 7.6%. Selling and Administrative expenses decreased for the year ended December 31, 1997 over the comparable period in the prior year due to the exclusion of Perry's Selling and Administrative expenses of $6,965,000 offset by the inclusion of ECI Sportswear's Selling and Administrative expenses of $3,319,000 since its acquisition of Davco on July 15, 1997. This reduction was further offset by increases at ECI relating to depreciation expense (as explained above) along with a new print advertising program and increase in expenses for trade shows.

Interest and Debt Expense

Interest and debt expense for the year ended December 31, 1997 decreased by $3,716,000 or 54.5% compared to the eleven month period ended December 31, 1996. This decrease is primarily due to the sale of Perry on September 30, 1996 which reduced the Heller debt and corresponding interest after such date, as well as the exclusion of Perry debt expense after September 30, 1996. In addition, ECI had a reduction of interest expense due to lower borrowings against its line of credit, offset by new borrowings of ECI Sportswear against its line of credit.

The 1996 Fiscal Year: The operating results for the eleven month period ended December 31, 1996 include Perry's operating results through September 30, 1996, a gain of $7,786,000 resulting from the sale of Perry (reduced by the write off of the cumulative effect of foreign currency translation adjustments of $1,108,000 arising from the Perry Sale) and an extraordinary gain of $10,862,000 on the reduction of indebtedness to Heller.

On December 10, 1996, the Company changed its fiscal year to the calendar year ending December 31st rather than a 52-53 week year ending on the Saturday closest to January 31st. The Company determined to change its fiscal year end to the calendar year ending December 31 so its tax and financial accounting years would end on the same date and to better reflect the seasonal nature of the Company's apparel business by having the Spring, Holiday and Fall seasons all included in the same calendar year, whereas in the past, the Spring season overlapped two fiscal years. The period ended December 31, 1996 consists of the eleven months ended December 31, 1996 and results of operations for this period are compared to the eleven months ended December 31, 1995.

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

Selling and Administrative expenses for the eleven month period ended December 31, 1996 were $25,422,000 compared to $27,751,000 for the eleven month period ended December 31, 1995, a decrease of $2,329,000 or 8.4% (excluding a credit of $580,000 for the eleven month period ended December 31, 1996 for the reimbursement of the Company by the purchaser of Perry in connection with such purchaser's election under Section 338(h)(10) of the Code). Selling and Administrative expenses decreased for the eleven month period ended December 31, 1996 over the comparable period in the prior year due to cost savings at ECI realized from its 1995 repositioning program and the completion of the move of ECI from its California warehouse to its new warehouse facility in New Jersey, along with the exclusion of Perry expenses from and after its sale on September 30, 1996.

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

Availability of Net Operating Loss Carryforwards

The Company has approximately $79,000,000 of net operating loss carryforwards at December 31, 1997. Any significant loss or restriction on the use of the Company's net operating loss carryforwards could have a material adverse effect upon the Company's future earnings and resulting cash flows and could limit the Company's ability to service its debt obligations. The conclusions drawn by the Company in monitoring and calculating the requirements of Section 382 of the Internal Revenue Code for activity subsequent to the Company's 1986 restructuring involve many complex and technical questions. The Internal Revenue Service could disagree with the Company's position and should such a dispute arise, it would be difficult to predict the outcome.

The Company's 1993 Plan of Reorganization should qualify under Section 382(l)(5) of the Internal Revenue Code and therefore should preserve a substantial portion of the net operating loss carryforwards of the Company.

In addition, for the year ended December 31, 1997, the Company expects to utilize an additional amount of approximately $4,000,000 of its net operating loss carryforward to offset taxable income during such fiscal year.

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

Ownership Changes and Effect on NOL Carryforwards

The Company believes that it and its consolidated group currently have substantial NOL carryforwards. (See Note 12 to the financial statements included in this Annual Report). Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), and Temporary and Proposed Treasury regulations implementing those sections, severely limit the amount of income each year that a loss corporation may offset with its NOL and credit carryforwards after certain changes in ownership of its stock. The Company experienced an "ownership change" for purposes of Sections 382 and 383 of the Code on June 30, 1993, the Effective Date of its Plan of Reorganization.

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

New Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accountings Standards No. 128 "Earnings per Share" (SFAS 128), which is effective for periods ending after December 15, 1997. The Company's prior years' results have been restated to conform with the provisions of this Statement. Under SFAS 128, the Company has presented two earnings per share ("EPS") amounts. Basic EPS is calculated based on income available to common shareholders and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock issuable pursuant to the exercise of stock options and a warrant outstanding.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about

Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for fiscal periods beginning after December 15, 1997. The Company does not expect the adoption of this standard to have a material effect on its financial statements or financial statement disclosures.

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," ("SFAS 132"). SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain previous disclosures. SFAS 132 is effective for fiscal periods beginning after December 15, 1997. The Company does not expect the adoption of this Statement to have a material effect on its financial statements or financial statement disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

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

================================================================================
       Name           Age       Position
================================================================================

Charles S. Ramat      46        Director,  Chairman  of  the  Board,  President,
                                Chief  Executive Officer and Assistant Secretary
                                of   the   Company   and  of  its  wholly  owned
                                subsidiary  Europe  Craft  Imports, Inc. ("ECI")
                                and  Chairman  of  the  Board,  Chief  Executive
                                Officer and  Assistant Secretary of its indirect
                                wholly  owned  subsidiary,  ECI Sportswear, Inc.
                                ("ECI Sportswear")
--------------------------------------------------------------------------------

John J. Hannan        45        Director
--------------------------------------------------------------------------------

Edward M. Yorke       39        Director
--------------------------------------------------------------------------------

Robert A. Katz        31        Director
--------------------------------------------------------------------------------

David N. Schreiber    54        Director
--------------------------------------------------------------------------------

Paul Spector          56        Senior  Vice President, Chief Financial Officer,
                                Treasurer and Secretary
--------------------------------------------------------------------------------

Vincent F. Caputo     44        Vice President, Assistant Treasurer and
                                Assistant Secretary
================================================================================

CHARLES S. RAMAT, 46, has been a Director and President of the Company since December 1986, Chairman of the Board of Directors and Chief Executive Officer since August 1991 and Assistant Secretary since January 1988. Mr. Ramat has also been Chairman of the Board, President and Chief Executive Officer of ECI since December, 1995 and Chairman of the Board and Chief Executive Officer of ECI Sportswear since July, 1997. Mr. Ramat has also engaged in private real estate activity from prior to 1990. Mr. Ramat is the brother-in-law of David N. Schreiber.

JOHN J. HANNAN, 45, has been a Director of the Company since June 1993. Mr. Hannan is one of the founding principals of Apollo Advisors, L.P. which acts as managing general partner of Apollo Investment Fund, L.P., AIF II, L.P. and Apollo Investment Fund III, L.P., private securities investment funds, of Apollo Real Estate Advisors, L.P. which acts as managing general partner of the Apollo Real Estate Investment Funds, and of Lion Advisors, L.P., which acts as financial advisor to and representative for certain institutional investors with respect to securities investments. Mr. Hannan is also a director of

Converse, Inc., Florsheim Group, Inc., and of United Auto Group, Inc.

EDWARD M. YORKE, 39, has been a Director of the Company since June 1993. Mr. Yorke is an officer of Apollo Advisors, L.P. and of Lion Advisors, L.P., with which he has been associated since 1992. From 1990 to 1992, Mr. Yorke was a vice president in the high yield capital markets group of BT Securities Corp. Mr. Yorke is also a director of Salant Corporation and Telemundo Group, Inc.

ROBERT A. KATZ, 31, has been a Director of the Company since June 1993. Mr. Katz is an officer of Apollo Advisors, L.P. and of Lion Advisors, L.P., with which he has been associated with since 1990. Mr. Katz is also a director of Salant Corporation, Vail Resorts, Inc. and Alliance Imaging, Inc.

DAVID N. SCHREIBER, 54, has been a Director of the Company since December 1986. Mr. Schreiber is currently the Vice President of A.H. Schreiber Co. Inc., a manufacturer of womens' and children's swim wear and intimate apparel, a position he has held since prior to 1988. Mr. Schreiber served as Chairman of the Board of Directors of Servtex from May 1991 to November 1992 and as Vice President from 1987 to 1991. Mr. Schreiber is Mr. Ramat's brother-in-law.

PAUL SPECTOR, 56, has been Senior Vice President and Chief Financial Officer of the Company since May 1992 and Treasurer and Secretary of the Company since August 1991. From 1986 until May 1992, Mr. Spector was Vice President of the Company and from 1983 until August 1991 Mr. Spector was Controller of the Company.

VINCENT  F.  CAPUTO,  44,  has been  Vice  President,  Assistant  Treasurer  and
Assistant Secretary of the Company since May 1992. From April 1988 until May 1992, Mr. Caputo was Director of Taxes for the Company. From January 1986 until March 1988, Mr. Caputo was the Corporate Tax Manager for Automatic Data Processing, Inc.

On June 30, 1993, a New Shareholders Agreement was entered into among Apollo and the previous management shareholders of the Company (consisting of Alexander M. Goren, James G. Goren, certain entities affiliated with the Gorens, Robert K. Lifton, Charles S. Ramat, Howard L. Weingrow and the trustees of certain trusts for the benefit of Mr. Ramat's children) providing that from and after June 30, 1993, the shareholder parties thereto agree to vote their shares such that the prior management shareholders will be entitled to elect one member of the Board of Directors, who shall be Charles S. Ramat, as long as Mr. Ramat's Executive Employment Agreement with the Company (entitling him to be elected a Director of the Company) is in effect. Pursuant to the Company's Plan of Reorganization effective June 30, 1993, the Board of Directors of Aris was established as Charles S. Ramat, David N. Schreiber, Herbert I. Wexler, and three additional Directors designated by Apollo

(John J. Hannan, Edward M. Yorke and Robert Katz). Mr. Wexler ceased to be a Director of the Company on March 1, 1997.

On July 15, 1997, the closing date of the Company's acquisition of the assets of Davco Industries, Inc. ("Davco"), the Company, Davco, the shareholders of Davco (Steven Arnold and Christopher Healy), Apollo, and Charles S. Ramat entered into a shareholders agreement with respect to the 3,000,000 shares of the Company's Common Stock delivered to Davco as part of the purchase price of the acquisition (the "Davco Shareholders Agreement"). The Davco Shareholders Agreement provides that so long as Mr. Ramat is Chairman, Chief Executive Officer or President of the Company, Davco and Messrs. Arnold and Healy agree to vote all of their shares of the Company, on all corporate matters including the election of Directors, for the recommendations, proposals and nominations of the Board of Directors of the Company.

Board Meetings and Committees

The Board held four meetings during the fiscal year ended December 31, 1997.

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

Election of Directors and Officers

The Company's current Board of Directors were appointed on June 30, 1993 pursuant to, and on the Effective Date of, the Company's Plan of Reorganization. From and after such time as the next Annual Meeting of Shareholders of the Company is held, Directors shall be elected by vote of the shareholders. Directors so appointed or elected shall serve until the next Annual Meeting of Shareholders and until their respective successors are elected and qualify, provided that vacancies occurring in the Board of Directors may be filled by vote of the Directors. The Board does not have a standing nominating committee. Mr. Ramat's term of office is set forth in his Executive Employment Agreement. See Item 11, "Executive Compensation-Employment Agreements". Other officers of the Company serve at the pleasure of the Board of Directors of the Company.

Item 11.  Executive Compensation.

The  following  table  presents  certain  specific  information   regarding  the
compensation of the Chief Executive Officer of the Company and the only other executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

====================================================================================================================================

                                                   Annual Compensation         Long-Term            All Other
                                                   -------------------        Compensation         Compensation
                                                                              ------------         ------------
------------------------------------------------------------------------------------------------------------------------------------
                                                                              Securities
                                                                              Underlying
  Name and Principal                Fiscal       Salary                         Stock
      Position                     Year (1)       ($)         Bonus ($)       Options (#)
      --------                     --------      ------       ---------       -----------
------------------------------------------------------------------------------------------------------------------------------------
Charles S. Ramat, President,         1997       $562,754   $227,871   (2)     750,000  (3)        $46,649  (10)
Chairman and Chief Executive         1996       $500,207   $759,949   (5)     152,500  (6)          1,500   (4)
Officer of the Company and           1995       $531,093      -0-             400,000  (7)        136,919  (8)(9)
Europe Craft Imports, Inc. and
Chairman and Chief Executive
Officer of ECI Sportswear, Inc.
------------------------------------------------------------------------------------------------------------------------------------
Paul Spector, Senior Vice            1997       $140,000    $30,500            15,000  (3)        $   -0-
President and Chief Financial        1996        125,000      -0-              15,000  (6)          1,500     (4)
Officer                              1995        125,000      -0-              50,000  (7)          1,500     (9)
------------------------------------------------------------------------------------------------------------------------------------
Vincent Caputo,                      1997        $75,000     $ -0-              -0-               $   -0-
Vice President, Assistant            1996         72,500       -0-              5,000  (6)            753     (4)
Treasurer & Assistant Secy.          1995         72,500       -0-              5,000  (7)            675     (9)
====================================================================================================================================

(1) In this Summary Compensation Table, the 1997 fiscal year consists of the twelve months ended December 31, 1997; the 1996 fiscal year consists of the eleven months ended December 31, 1996; and the 1995 fiscal year consists of the twelve months ended January 28, 1995.

(2) Includes monthly installments paid during fiscal 1997 of the one-time non-recurring success bonus earned for the 1996 fiscal year with respect to the sale of Aris' Perry Manufacturing Co. subsidiary on September 30, 1996. Also includes Mr. Ramat's bonus for services on behalf of ECI for the 1997 fiscal year.

(3) These options were granted on August 28, 1997 under the Company's 1993 Incentive Stock Option Plan and shall vest eight years from the date of grant, subject to accelerated vesting in the event of certain refinancings of the Company's secured indebtedness. See "Stock Option Plan and Stock Options" below.

(4) Includes amounts paid as matching contributions by the Company under its 401(K) Plan.

(5) Includes one-time non-recurring success bonus earned for the 1996 fiscal year with respect to the sale of Aris' Perry Manufacturing Co. subsidiary on September 30, 1996, 50% of which is to be paid in cash upon completion of such fiscal year, with the other 50% to be paid in 36 equal monthly installments, commencing after completion of the 1996 fiscal year. Also includes Mr. Ramat's bonus for services on behalf of ECI for the twelve month period February 4, 1996 through January 31, 1997.

(6) These options were granted in December, 1996 under the Company's 1993 Stock Incentive Plan with respect to shares of the Company's Common Stock and vest in three equal annual installments.

(7) These options were granted on August 2, 1993 under the Company's 1993 Stock Incentive Plan with respect to shares of the Company's Common Stock, and have vested in three equal annual installments. On June 26, 1995, all options outstanding on such date under the Company's 1993 Stock Incentive Plan (including these options) were repriced to have an exercise price of fifty cents (the market price on such date), rather than two dollars, per share. Pursuant to SEC regulations, the repriced options are required to be reported as a grant in fiscal year 1995 (during which they were repriced) for purposes of this Summary Compensation Table, even though they are the same options granted in fiscal year 1993. The total number of such options originally granted on August 2, 1993 held by Charles S. Ramat is 400,000, by Paul Spector is 50,000, and by Vincent Caputo is 5,000.

(8) Includes $135,419 paid in the 1995 fiscal year to Mr. Ramat with respect to performance compensation in connection with the effectiveness of the Company's 1993 Plan of Reorganization, which Mr. Ramat received in 24 equal monthly installments, without interest, commencing on June 30, 1993.

(9) Includes amounts paid as matching contributions by the Company under its 401(k) Plan, which were $1,500 for Mr. Ramat, $1,500 for Mr. Spector and $675 for Mr. Caputo in fiscal 1995.

(10) Includes portion of bonus (50%) earned for the 1994 fiscal year, which pursuant to Mr. Ramat's Executive Employment Agreement with the Company, was paid three years after completion of such fiscal year (that is, during 1997) contingent on the market value of the Company's Common Stock at such later time. See "Employment Agreements".

Stock Option Plan and Stock Options

1993 Stock Incentive Plan

Stock Incentive Plan was adopted by the Company (the "1993 Stock Incentive Plan"). The 1993 Stock Incentive Plan authorizes the Company's Board of Directors (or a committee thereof), to award to employees and directors of, and consultants to, the Company and its subsidiaries (i) options to acquire Common Stock of the Company at prices determined when the options are granted, (ii) stock appreciation rights (entitling the holder to a payment equal to the appreciation in market value of a specified number of shares of Common Stock over a specified period), (iii) restricted shares of Common Stock whose vesting is subject to terms and conditions specified at the time of grant, and (iv) performance shares of Common Stock that are granted upon achievement of specified performance goals. Options granted pursuant to the 1993 Stock Incentive Plan may be either "incentive stock options" within the meaning of
Section 422A of the United States Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified options. As originally adopted on June 30, 1993, a maximum of 1,200,000 shares of Common Stock can be covered by awards under the 1993 Stock Incentive Plan. On August 28, 1997, the Board of Directors of the Company approved an amendment to the 1993 Stock Incentive Plan to increase to 2,500,000 the maximum number of shares of Common Stock which can be covered by awards under the Plan, which amendment will be submitted to the shareholders of the Company for ratification at the Annual Meeting of Shareholders to be held in 1998.

The 1993 Stock Incentive Plan provides that any shares subject to an option under the Plan which terminate, are canceled or expire without being exercised may again be subjected to an option under that plan, subject to the earlier termination of that plan.

As at December 31, 1997, 1,695,000 options (excluding expired options and exercised options) had been granted and were outstanding under 1993 Stock Incentive Plan. 835,000 of the outstanding options provide for vesting in three equal annual installments from the date of grant; as at December 31, 1997, a total of 584,997 of these options were exercisable. 860,000 of the outstanding options provide for vesting eight years from the date of grant on August 28, 1997, subject to accelerated vesting on certain refinancings of the Company's indebtedness; as at December 31, 1997, none of these were exercisable. At such date, there were 26 eligible participants with options outstanding under the 1993 Stock Incentive Plan. During the twelve month period ended December 31, 1997, the only options granted to Directors of the Company were those granted to Charles S. Ramat, the Chairman, President and Chief Executive Officer of the Company and ECI, and Chairman and Chief Executive Officer of ECI Sportswear, on the terms set forth below under "Option Grants". The only options held by Directors which were exercised during the fiscal year ended December 31, 1997 were 50,833 options exercised by Mr. Ramat at an exercise price of $0.10 per share. See "Option Exercises" set forth below.

Option Grants

On July 15, 1997, the Company granted to employees of the business acquired on such date by ECI Sportswear, a total of 50,000 options under the 1993 Stock Incentive Plan at an exercise price of $0.50 per share. None of such employees are officers or directors of the Company. Such options vest in three equal installments from the date of grant.

On August 28, 1997, the Company granted to employees of the Company and its subsidiaries, a total of 860,000 options under the 1993 Stock Incentive Plan at an exercise price of $1.00 per share. Of this amount, 750,000 were granted to Charles S. Ramat, Chairman, President and Chief Executive Officer of the Company and ECI, and Chairman and Chief Executive Officer of ECI Sportswear; 15,000 were granted to Paul Spector, Senior Vice

President and Chief Financial Officer of the Company, and 95,000 were granted to other employees of the Company and its subsidiaries. Mr. Ramat's options were granted to him in consideration for, among other things, his consent to the extension of the term of his Executive Employment Agreement with the Company for three (3) additional years through June 30, 2001 and his agreement to eliminate the Aris-level excess cash flow annual bonus which he otherwise would have earned for fiscal years commencing January 1, 1997 and thereafter. All of such options shall vest eight (8) years from the date of grant, but a portion of such options shall obtain accelerated vesting on the occurrence of the "Refinancing Date" (as defined herein) on or before December 31, 2000, depending on whether the Refinancing Date occurs during fiscal years 1998, 1999 or 2000. The Refinancing Date shall be the date upon which the Company's debt obligations to Heller Financial, Inc., BNY Financial Corporation, and AIF-II, L.P., pursuant to their respective secured note agreements with Aris dated June 30, 1993, each as amended, are fully paid and satisfied in cash.

In the event that the Refinancing Date occurs during calendar year 1998, all 750,000 of such options granted to Mr. Ramat will obtain accelerated vesting. In the event that the Refinancing Date occurs during calendar year 1999, 500,000 of such options granted to Mr. Ramat will obtain accelerated vesting. In the event that the Refinancing Date occurs during calendar year 2000, 250,000 of such options granted to Mr. Ramat will obtain accelerated vesting. In the event that the Refinancing Date occurs on or before December 31, 2000, all of such options granted to the other employees of the Company or its subsidiaries will obtain accelerated vesting. In the event that the Refinancing Date occurs during calendar year 2001 or thereafter, none of such options granted to Mr. Ramat or the other employees of the Company or its subsidiaries will obtain accelerated vesting.

All options which obtain accelerated vesting as described above, shall vest as follows: (i) one-third on the later to occur of the Refinancing Date and August 28, 1998 (the first anniversary of the date of grant); (ii) one-third on the later to occur of the Refinancing Date and August 28, 1999 (the second anniversary of the date of grant); and (iii) one-third on the later to occur of the Refinancing Date and August 28, 2000 (the third anniversary of the date of grant). By way of example, if the Refinancing Date occurred on November 1, 1999, 500,000 of such options granted to Mr. Ramat would obtain accelerated vesting, of which 333,333 would vest on the Refinancing Date on November 1, 1999 (the later to occur of the Refinancing Date and August 28, 1998 and August 28, 1999, the first and second anniversaries of the date of grant), and the balance of 166,667 would vest on August 28, 2000(the later to occur of the Refinancing Date and August 28, 2000, the third anniversary of the date of grant).

292,500 of such options granted to Mr. Ramat were provided from the unused balance of the 1,200,000 shares initially reserved under Aris' 1993 Stock Incentive Plan, and the remainder of the options granted to Mr. Ramat and the other employees were provided by the amendment to the 1993 Stock Incentive Plan to increase to 2,500,000 the maximum number of reserved shares as described above. Such increase in reserved shares as well as the grant of options to Mr. Ramat and other employees will be submitted to the shareholders of the Company for ratification at the Annual Meeting of Shareholders to be held in 1998.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                % of Total                                                       Potential Realizable Value
                 Number of      Options                                                          at Assumed Annual Rates of Stock
                 Securities     Granted to      Exercise       Market                            Price Appreciation For Option
                 Underlying     Employees in    or Base        Price on                          Term
                 Options        Fiscal          Price          Date of       Expiration
Name             Granted (#)    Year            ($/SH)         Grant         Date                  5% ($)           10% ($)
----------       -----------    ------------    --------       ---------     ----------           --------        ----------

Charles S.
Ramat(1)         750,000         82.4%           $1.00          $1.00         8/28/2007           $471,750        $1,195,425

Paul
Spector(1)        15,000          1.6%           $1.00          $1.00         8/28/2007           $  9,435        $   23,408
---------------------------------------------------------------------------------------------------------------------------------

(1) See discussion above in "Option Grants" as to accelerated vesting on certain refinancings of the Company's secured indebtedness.

Exercised/Unexercised Stock Options

The following table sets forth the December 31, 1997 fiscal year-end value of unexercised options held by the executive officers of the Company on an aggregated basis. The only exercises of stock options by any of the executive officers of the Company during the twelve months ended December 31, 1997 were options for 50,833 shares exercised by Mr. Ramat at an exercise price of $0.10 per share. All options referred to below were granted under the 1993 Stock Incentive Plan.



         AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                     AND FY-END OPTION VALUES

               Shares Acquired                   Number of Securities Underlying       Value of Unexercised
               on Exercise       Value Realized  Unexercised Options at FY-End (#)     In-the-Money Options at FY-End ($)
Name           (#)               ($)             Exercisable/Unexercisable             Exercisable/Unexercisable
----           -----------       --------        -------------------------             -------------------------
Charles S.     50,833            $65,605            400,000/851,667                      $350,000 / $410,875
Ramat

Paul              0                 0                55,000/25,000                        $50,125 / $18,375
Spector

Vincent           0                 0                 6,666/3,333                          $6,500 / $4,250
Caputo

Compensation of Directors

During the twelve months ended December 31, 1997, each Director (other than Mr. Ramat) received director's fees at the rate of $18,000 per annum. Each of these directors are also entitled to receive reimbursement for expenses incurred in attending meetings of the Board or committees thereof on which they serve. In addition, outside directors (Mr. Schreiber) are entitled to receive $500 per meeting of the Committees of the Board to which they are assigned (Mr. Schreiber is a member of the Audit Committee). Mr. Ramat receives no additional compensation for service as a Director.

On August 2, 1993, Mr. Schreiber was granted options to purchase 10,000 shares of Common Stock pursuant to the Company's 1993 Stock Incentive Plan. Such options vested in three equal annual installments.

Employment Agreements

Charles S. Ramat is employed pursuant to the Executive Employment Agreement between him and the Company dated as of February 1, 1988, as amended ("Ramat Agreement"), pursuant to which Mr. Ramat serves as the Company's Chairman of the Board, President and Chief Executive Officer, and will continue to be nominated to serve on the Company's Board of Directors.

On October 3, 1995, the Ramat Agreement was amended to extend the term of Mr. Ramat's employment for the period through June 30, 1998. On August 28, 1997, the Ramat Agreement was amended to extend the term of Mr. Ramat's employment for the period through June 30, 2001. This term will be further extended on a year-to-year basis unless terminated by either party by notice given not less than 60 days prior to the end of the then-current employment term.

Commencing June 30, 1993, Mr. Ramat is entitled to receive a base salary of $500,000 per year (subject to an annual increase in an amount equal to the proportionate annual increase in the Consumer Price Index - All Items), which annual increases resulted in a base salary at the rate of $562,754 per annum during the twelve months ended December 31, 1997.

On August 28, 1997, the Ramat Agreement was amended, in favor of the Company, to eliminate the Aris-level excess cash flow annual bonus which Mr. Ramat otherwise would have earned for fiscal years commencing January 1, 1997 and thereafter. During fiscal year 1997, Mr. Ramat was paid the deferred portion of such Aris-level annual bonus earned in the fiscal year ending January 29, 1994 and during the first quarter of 1998, Mr. Ramat was paid the deferred portion of such Aris-level bonus earned in the fiscal year ended January 28, 1995. There was no Aris-level annual bonus earned for fiscal years ended February 3, 1996 or December 31, 1996, other than with respect to the Perry Sale (described below).

On September 30, 1996, the Company sold 100% of the stock of Perry, for which Mr. Ramat earned a bonus based on the excess cash flow bonus formula in the Ramat Agreement. One half of such bonus was paid following completion of the fiscal year ended December 31, 1996, and the balance of such bonus relating to the Perry Sale shall be paid in 36 equal consecutive monthly installments, without interest, commencing after the filing of the Company's Annual Report on Form 10-K for such fiscal year. If Mr. Ramat dies or becomes totally disabled, the Ramat Agreement is terminated by the Company without cause or there is a sale or liquidation of all or substantially all of the operating assets of the Company (the Company's Ohio real estate interests are not considered operating assets for this purpose), then the entire remaining amount of all bonus payments relating to the Perry Sale shall be accelerated and paid in full in a lump sum to Mr. Ramat.

On December 5, 1995, Mr. Ramat assumed the duties of Chairman, President and Chief Executive Officer of ECI, in addition to his duties in such positions with the Company. On December 18, 1996, the Company determined that for the fiscal year commencing January 1, 1997, Mr. Ramat would be paid a bonus for his services on behalf of ECI calculated as the sum of the following percentages of net income of ECI computed prior to the provisions for taxes, for payment of management fees to the Company, or for payment of any bonuses to ECI executives:
5.25% of such income in excess of $1,000,000 and up to $2,000,000; 10.5% of such income in excess of $2,000,000 and up to $3,000,000; 7% of such income in excess of $3,000,000 and up to $4,000,000; and 8.75% of such income in excess of $4,000,000 and up to $5,000,000. Such ECI bonus will be paid to Mr. Ramat following receipt of the audited financial statements for the 1997 fiscal year.

The Company amended the Ramat Agreement on August 28, 1997 to provide that for the fiscal year commencing January 1, 1998, and each subsequent fiscal year during the term of the Ramat Agreement, Mr. Ramat will be provided with a cash bonus based upon achievement of performance targets of the Company and its subsidiaries set annually in advance of each such fiscal year by mutual agreement, which bonus programs shall each become an addendum to the Ramat Agreement. Such an addendum was entered into between the Company and Mr. Ramat to confirm that for the fiscal year commencing January 1, 1998, Mr. Ramat's cash bonus shall be computed as the sum of the following percentages of the combined net income of ECI and ECI Sportswear, computed prior to the provisions for taxes, for payment of management fees to the Company, or for payment of any bonuses to executives: 10% of such income in excess of $4,500,000 and up to $6,000,000 and 20% of such income in excess of $6,000,000 and up to $8,000,000.
Such cash bonus will be paid to Mr. Ramat following receipt of the audited financial statements for the 1998 fiscal year.

Since the Aris-level excess cash flow bonuses have been eliminated for the 1997, 1998 and all subsequent fiscal years, there is no duplication of bonuses by reason of the bonuses provided to Mr. Ramat based on the net income of ECI and ECI Sportswear.

Mr. Ramat is also entitled to participate, at the Company's expense, in all insurance and medical plans of the Company available to its employees, is entitled to reimbursement for business and entertainment expenses and is entitled to an allowance of $500 per month towards a leased automobile.

In the event of Mr. Ramat's death or total disability, he will be entitled to a death or disability benefit equal to 150% of his annual base salary in effect on the date of death or certification of disability, and if a "change in control" (as defined in the Ramat Agreement) occurs, Mr. Ramat will have the right to terminate the Ramat Agreement, in which event he will entitled to receive a lump sum severance payment in an amount equal to 299% of his average annual compensation (including bonus, other than bonus relating to a Perry Sale) from the Company for the preceding five calendar years. Mr. Ramat will also be entitled to receive such severance payment if he is terminated by the Company without cause. On October 3, 1995, the Ramat Agreement was amended to clarify the definition of "change in control" to include, among other events, the sale or liquidation of the stock, assets or business of both Perry and ECI, unless at such time the Company had acquired another operating subsidiary with a net worth and net income not less than that of ECI at such time and which undertakes the same contractual obligations that Perry and ECI have to Mr. Ramat.

The Ramat Agreement is subject, at the Company's option, to termination only for cause upon 90 days' written notice if Mr. Ramat has been convicted for any material act of fraud, misappropriation, embezzlement, disloyalty, dishonesty or breach of trust against the Company or any of its subsidiaries or affiliated companies. Notwithstanding such termination, the Company will remain obligated to pay Mr. Ramat his annual base salary through the date of termination.

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

On December 18, 1996, the Company entered into an agreement with Mr. Ramat, providing that with respect to 152,500 options granted to him in December, 1996 under the Company's 1993 Stock Incentive Plan, in the event that the Ramat Agreement is not renewed upon any expiration of its term, or if Mr. Ramat is terminated by the Company without cause (as defined in the Ramat Agreement), then all of such options would immediately vest and become exercisable, and the term for exercise of such options shall be one year after the date of such non-renewal or termination. On August 28, 1997, the Company amended the Ramat Agreement to provide for the grant of 750,000 options to Mr. Ramat under the 1993 Stock Incentive Plan as described above in "Stock Option Plan and Stock Options". Such options were granted to Mr. Ramat in consideration for, among other things, his consent to the extension of the term of the Ramat Agreement for three additional years through June 30, 2001 and his agreement to eliminate the Aris-level excess cash flow annual bonus he otherwise would have earned for fiscal years commencing January 1, 1997 and thereafter. The amendment provided that with respect to such 750,000 options granted to Mr. Ramat, in the event that the Ramat Agreement is not renewed upon the expiration of its term, or if Mr. Ramat is terminated by the Company without cause (as defined in the Ramat Agreement), then all of such options which have obtained accelerated vesting because the Refinancing Date has occurred prior to the non-renewal or termination date, would immediately vest and become exercisable (regardless of whether the first, second or third anniversary of the date of grant had occurred), and the term for exercise of such options shall be one year after the date of such non-renewal or termination.

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

Compensation Committee Interlocks and Insider Participation

The members of the Company's Compensation and Stock Option Committee are Messrs. Hannan, Yorke and Katz, none of whom were (i) during the twelve months ended December 31, 1997, an officer of the Company or any of its subsidiaries or (ii) formerly an officer of the Company or any of its subsidiaries. Messrs. Hannan, Yorke and Katz may be considered executive officers of Apollo Advisors, L.P., the general partner of AIF-II, a holder of secured indebtedness of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

One report for one transaction due January 10, 1998 was inadvertently filed later in that same month with respect to Charles S. Ramat due to the attorney's EDGAR software difficulties.

Item 12.         Security Ownership of Certain Beneficial Owners and Management.

The table below sets forth the beneficial ownership of the Company's Common Stock on March 2, 1998, by certain holders. Those holders are persons who either
(i) are beneficial owners of 5% or more of the Company's Common Stock, or (ii) are officers or directors of the Company. This information is based on the Company's current information concerning the ownership of its securities.

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

================================================================================
         Name and Address             Shares of Common       Percent
      of Beneficial Owner (1)              Stock            of Class
--------------------------------------------------------------------------------
Apollo Aris Partners, L.P.           5,804,820   (2)(3)       38.9%
 % Apollo Advisors, L.P.
 Two Manhattanville Road
 Purchase, New York 10577
--------------------------------------------------------------------------------
Davco Industries, Inc.               3,000,000   (4)          20.1%
(name changed to AH Equities,
Inc.)
Steven Arnold
Christopher Healy
 c/o Sargent & Sargent
 830 Post Road East
 Westport, Connecticut 06880
--------------------------------------------------------------------------------
Chase Manhattan Bank                   833,973                 5.6%
 350 Fifth Avenue
 New York, New York 10018
--------------------------------------------------------------------------------
Robert K. Lifton                       702,355   (2)           4.7%
 805 Third Avenue
 New York, New York 10022
--------------------------------------------------------------------------------
Howard L. Weingrow                     702,469   (2)           4.7%
 805 Third Avenue
 New York, New York 10022
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Charles S. Ramat                     1,047,465   (2)(5)(7)     7.0%
 475 Fifth Avenue
 New York, New York  10017
--------------------------------------------------------------------------------
James G. and Alexander M. Goren      1,199,627   (2)(6)        8.1%
 805 Third Avenue
 New York, New York 10022
--------------------------------------------------------------------------------
David N. Schreiber                     115,135   (5)(7)        0.8%
 c/o A.H. Schreiber & Co, Inc.
 460 West 34th Street, 10th Floor
 New York, New York 10001
--------------------------------------------------------------------------------
Paul Spector                            55,000   (7)           0.4%
 475 Fifth Avenue
 New York, New York  10017
--------------------------------------------------------------------------------
Vincent Caputo                           6,666   (7)           0.1%
 475 Fifth Avenue
 New York, New York 10017
--------------------------------------------------------------------------------
All persons who are officers         1,224,266   (8)           8.2%
 or directors of the Company,
 as a group (seven persons)
================================================================================

(1) Except as noted in these footnotes or as otherwise stated above, each person has sole voting and investment power.

(2)      These and certain related  persons are parties to the New  Shareholders
         Agreement,   described  below,  containing  certain  voting  and  other arrangements as to shares covered thereby.

(3) This table does not reflect any beneficial ownership by Messrs. Yorke, Katz or Hannan, directors of the Company associated with Apollo Aris. Such persons do not directly own any shares of Common Stock, and such persons disclaim beneficial ownership of all shares held by Apollo Aris Partners, L.P.

(4) These shares are held of record by Davco Industries, Inc. ("Davco"), whose name was changed to AH Equities, Inc., and were issued to Davco on July 15, 1997 as a component of the purchase price for the Company's acquisition of the assets of Davco. Steven Arnold is the 60% shareholder, and Christopher Healy is the 40% shareholder, of Davco and Messrs. Arnold and Healy are parties to the Davco Shareholders Agreement containing certain voting and other arrangements covering these shares described below.

(5) With respect to 105,135 of the shares listed next to Mr. Schreiber's name: Mr. Schreiber is co-trustee, with Ora Ramat, the wife of Charles
         S. Ramat, of three trusts for the benefit of three children of Mr. and Mrs. Ramat that own these shares. Mr. Schreiber and Mrs. Ramat disclaim beneficial ownership of these shares. These shares are not included in the number of shares listed next to Mr. Ramat's name.

(6) James and Alexander Goren are brothers. These shares are beneficially owned as follows: James Goren individually owns 267,857 shares of Common Stock. Alexander Goren, individually owns 327,381 shares of Common Stock. 476,191 shares are owned by MGI Associates, L.P., a Delaware limited partnership, of which James Goren is the managing general partner and Alexander Goren is a general partner, and over which shares James Goren has full voting and dispositive power. 9,151 shares are owned by Goren Brothers, a New York general partnership of which the Gorens are the only partners. 119,048 shares are held in two trusts for the children of Alexander Goren, of which trusts the Gorens are co-trustees.

(7) Includes options to purchase the following numbers of shares of Common Stock of the Company under the 1993 Stock Incentive Plan which became exercisable on or prior to December 31, 1997: Charles S. Ramat (400,000), David N. Schreiber (10,000), Paul Spector (55,000) and Vincent Caputo (6,666).

(8)      These shares are attributed to Messrs.  Ramat,  Schreiber,  Spector and
         Caputo.

In connection with the Amended Heller Agreement entered into on September 30, 1996, the Company issued to Heller a warrant, exercisable for nominal consideration until September 30, 2006, to obtain 584,345 shares of the Company's Common Stock (equal to approximately 3.9% of the Company's outstanding Common Stock on March 2, 1998).

Item 13. Certain Relationships and Related Transactions.

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

The New Shareholders Agreement requires that the Non-Apollo Subject Shareholders must obtain the consent of Apollo Aris (or its successor or their designees) prior to the acquisition of additional shares of Common Stock, other than shares acquired pursuant to an employee stock option or stock purchase plan, and shares that (when aggregated with shares acquired pursuant to such employee stock plans or acquired by certain persons affiliated with or otherwise related to a Non-Apollo Subject Shareholder that are not parties to the New Shareholders Agreement) do not exceed an annual aggregate of 10% of the shares of Common Stock owned by such Non-Apollo Subject Shareholder on June 30, 1993.

The New Shareholders Agreement will terminate on the earliest to occur of (i) June 30, 2000, (ii) in certain circumstances, upon the election of the Non-Apollo Subject Shareholders following the transfer by Apollo Aris resulting in the occurrence of certain reductions in Apollo Aris's ownership interest in the Company, (iii) the end of the first fiscal year of the Company for which the total amount of NOL carryforwards available for later taxable years is less than $2.5 million, and (iv), as to Apollo Aris and any Non-Apollo Subject Shareholder, the date on which such party owns shares equal to less than 10% of the shares of Common Stock owned by such party on June 30, 1993. In addition, Apollo Aris may terminate the New Shareholders Agreement with respect to any Non-Apollo Subject Shareholders who are not "affiliates" of the Registrant within the meaning of Rule 144(a)(1) under the Securities Act of 1933, as amended.

Messrs. Hannan, Yorke and Katz, Directors of the Company, may be considered executive officers of Apollo Advisors, L.P., the general partner of Apollo Aris, L.P. and of AIF-II. AIF-II is a holder of secured indebtedness of the Company.

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

Director's Indemnification Agreements

On June 30, 1993, the Company entered into separate Indemnification Agreements with each new and continuing member of its Board of Directors which provide such Directors with contractual indemnification to the fullest extent permitted by law, and for the advancement of legal fees and other expenses, and require the Company to use its best efforts to maintain designated director and officer liability insurance coverage.

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

Davco Shareholders Agreement

Effective July 15, 1997, ECI Sportswear, Inc. ("ECI Sportswear"), an indirect wholly owned subsidiary of the Company, acquired substantially all of the assets of Davco Industries, Inc. ("Davco"). The aggregate purchase price paid by ECI Sportswear for such assets of $4,373,000 consisted of (a) the issuance to Davco of 3,000,000 shares of restricted Common Stock of the Company valued at $720,000 and (b) a contingent cash purchase price computed as the pre-tax net income of the Davco apparel business as owned by ECI Sportswear from the closing date through December 31, 1997 (subject to certain adjustments), but not to exceed a maximum payment of $3,600,000, such cash amount payable subsequent to issuance of the Company's December 31, 1997 audited financial statements included in this Report on Form 10K. On the closing date, ECI Sportswear paid to Davco

$500,000 as an advance towards the contingent cash purchase price and ECI Sportswear paid an additional advance of $81,000 following completion of ECI Sportswear's third fiscal quarter ending September 30, 1997. The total expected contingent cash purchase price payable to Davco, to be derived from such audited financial statements, is $3,395,000. The Company anticipates payment of the balance of $2,814,000 (net of advances previously paid of $581,000) during April, 1998.

On July 15, 1997, 3,000,000 shares of the Company's Common Stock were issued to Davco as part of the purchase price for the acquisition of its business (the "Acquired Shares"), and Davco became the record owner (and Davco and its shareholders, Steven Arnold and Christopher Healy as a group, became the beneficial owners of) such Acquired Shares. Steven Arnold is the 60% shareholder, and Christopher Healy is the 40% shareholder, of Davco. All of the Acquired Shares are subject to the terms, conditions and restrictions of a Shareholders Agreement (the "Davco Shareholders Agreement") entered into on such date between Davco, the shareholders of Davco (Steven Arnold and Christopher Healy), the Company, Apollo Aris Partners, L.P.("Apollo") and Charles S. Ramat, providing that the Acquired Shares shall be "restricted stock" and that all transfers thereof must comply with applicable federal and state securities laws, including Rule 144 under the Securities Act of 1933, as amended("Rule 144"); that in addition to the limitations on transfer imposed by Rule 144, transfers of Acquired Shares by Davco, Steven Arnold or Christopher Healy shall be limited to Rule 144 "over the market" ordinary brokers transactions ("Rule 144 Brokers Transactions"), limited in timing and amounts such that (1) No transfers would be permitted during the first year following the closing date of the acquisition, (2) in each of the second, third and fourth year following the Closing Date, each of Steven Arnold and Christopher Healy may sell up to 300,000 shares per year in Rule 144 Brokers Transactions, and (3) commencing in the fifth year following the closing date, each of Steven Arnold and Christopher Healy may sell up to 600,000 shares per year in Rule 144 Brokers Transactions; and further providing that during the first four years following the closing date, neither Davco, Steven Arnold nor Christopher Healy are permitted to engage in any privately negotiated or block or bulk sales, regardless of amount, without the Company's consent, and are limited to the Rule 144 Brokers Transaction sales in the amounts set forth above; and commencing in the fifth year following the closing date, Davco, Steven Arnold and Christopher Healy may engage in sales which are not Rule 144 Brokers Transactions, for an all-cash purchase price, subject to successive rights of first refusal, first to the
Company, and second to Apollo and Charles S. Ramat (on an equal basis); and further providing that Davco, Messrs. Arnold and Healy are prohibited from acquiring any additional shares of the Company without the consent of the Company; and further providing that for so long as Mr. Ramat is Chairman, Chief Executive Officer or President of the Company, Davco, Steven Arnold and Christopher Healy agree to vote all of their shares (on all corporate matters including election of Directors) for the recommendations, proposals and nominations of the Company's Board of Directors; and further providing that Davco, Messrs. Arnold and Healy will have certain "piggyback" registration rights as to the Acquired Shares, to the extent still owned by them at the time of registration. These

"piggyback" registration rights will enable Davco, Messrs. Arnold and Healy to include their shares in a registration by the Company to the same proportionate extent as if they were parties to the Equity Registration Rights Agreement referred to above when, as and if the shares of the Company held by the parties to such Equity Registration Rights Agreement are eligible for inclusion in such registration statement on a "piggyback" basis.

On the July 15, 1997 closing date of the Davco acquisition, each of Steven Arnold and Christopher Healy entered into employment agreements with ECI Sportswear for a term through September 30, 2000 to manage the Davco business as owned by ECI Sportswear.

Agreements Relating to Grant of Stock Options

In the August 28, 1997 amendment to the Ramat Agreement, the Company agreed to call and hold a Shareholder's Meeting on a date no later than sixty(60) days after the Company's 1997 audited financial statements are available, for the purpose of approving an amendment to Aris' 1993 Stock Incentive Plan to increase the number of shares reserved for issuance under such Plan from 1,200,000 shares to 2,500,000 shares as well as ratifying the grant of options to Mr. Ramat and other employees of the Company and its subsidiaries on August 28, 1997 referred to above in "Executive Compensation - Stock Option Plan and Stock Options", with the Board of Directors of the Company to recommend to the shareholders the approval of such amendment and ratification, and with the Company to use its best efforts to obtain such shareholder approval, and following such shareholder approval and ratification, to prepare, file and distribute an amended Form S-8 Registration Statement covering the increased number of 2,500,000 shares reserved for issuance under Aris' 1993 Stock Incentive Plan. On the same date, Apollo, Davco, and Steven Arnold and Christopher Healy (the shareholders of Davco) each executed letter agreements in favor of the Company and Charles S. Ramat, consenting to such amendment of the 1993 Stock Incentive Plan and such grant of options to Mr. Ramat and other employees of the Company and its subsidiaries, and agreeing to vote, at any annual or special meeting of shareholders of the Company, all shares of the Company owned or controlled by them in favor of such amendment to the 1993 Stock Incentive Plan and ratification of such grant of options to Mr. Ramat and the other employees of the Company and its subsidiaries.

                                     PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a)      The following documents are filed as part of this report:

         1.  Financial Statements and Independent Auditors' Report          Page

             Independent Auditors' Report....................................F-l

             Financial Statements:

             Consolidated Balance Sheets as of

             December 31, 1997 and 1996......................................F-2

             Consolidated Statements of Operations for the Year Ended December 31, 1997, for the Period from February 4, 1996 through December 31, 1996 and for the 53 Weeks Ended February 3, 1996...F-3

             Consolidated Statements of Stockholders' Equity for the Year Ended December 31, 1997, for the Period from February 4, 1996 through
             December  31,  1996  and  for  the  53  Weeks  Ended   February  3,
             1996............................................................F-4

             Consolidated Statements of Cash Flows for the Year Ended December 31, 1997, for the Period from February 4, 1996
             through    December   31,   1996   and   for  the  53  Weeks  Ended
             February 3, 1996................................................F-5

             Notes to Consolidated Financial Statements......................F-6

         2.  Financial Statement Schedules

             The following financial statement schedules should be read in conjunction with the consolidated financial statements in Item 8 of this Annual Report on Form 10-K:

             Schedule I   -    Condensed Financial Information
                               of Registrant................................F-22

             Schedule II  -    Valuation and Qualifying
                               Accounts.....................................F-26

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

(b)      Reports on Form 8-K

         None during the fourth calendar quarter ended December 31, 1997.

(c)      INDEX TO EXHIBITS

=============================================================================================================
  Exhibit                                                                      Filed as
    No.                                Description                         Indicated Exhibit
  -------                              -----------                            to Document
                                                                             Referenced in
                                                                              Footnote No.
                                                                           -----------------
============================================================================================================
       2.        Second Amended Joint Plan of Reorganization dated March          (3)
                 26, 1993, as amended May 11 and June 9, 1993
                 (Note:  Annexes omitted)
------------------------------------------------------------------------------------------------------------
      3.3        Restated Certificate of Incorporation filed on June 30,          (3)
                 1993
------------------------------------------------------------------------------------------------------------
      3.4        Amended and Restated By-Laws effective June 30, 1993             (3)
------------------------------------------------------------------------------------------------------------
      4.1        Specimen Certificate Evidencing Common Stock.                    (1)
------------------------------------------------------------------------------------------------------------
     10.42       Employment Agreement dated February 1, 1988 between the          (1)
                 Company and Charles S. Ramat.
------------------------------------------------------------------------------------------------------------
     10.60       Amendment dated as of August 2, 1991 to Executive                (2)
                 Employment Agreement dated February 1, 1988 Between the
                 Registrant and Charles S. Ramat.
------------------------------------------------------------------------------------------------------------
     10.65       Senior Secured Note Agreement dated as of June 30, 1993          (3)
                 between Registrant and Heller Financial, Inc.
------------------------------------------------------------------------------------------------------------
     10.66       Senior Secured Note dated as of June 30, 1993 issued by          (3)
                 Registrant to Heller Financial, Inc.
------------------------------------------------------------------------------------------------------------
     10.67       Series A Junior Secured Note Agreement dated as of June          (3)
                 30, 1993 between Registrant and BNY Financial
                 Corporation.
============================================================================================================

=============================================================================================================
  Exhibit                                                                      Filed as
    No.                                Description                         Indicated Exhibit
  -------                              -----------                            to Document
                                                                             Referenced in
                                                                              Footnote No.
                                                                           -----------------
============================================================================================================
     10.68       Series A Junior Secured Note dated as of June 30, 1993           (3)
                 issued by Registrant to BNY Financial Corporation.
------------------------------------------------------------------------------------------------------------
     10.69       Series B Junior Secured Note Agreement dated as of June          (3)
                 30, 1993 between Registrant and AIF II, L.P.
------------------------------------------------------------------------------------------------------------
     10.70       Series B Junior Secured Note dated June 30, 1993 issued          (3)
                 by Registrant to AIF II, L.P.
------------------------------------------------------------------------------------------------------------
     10.71       Primary Pledge Agreement dated as of June 30, 1993               (3)
                 between Registrant and Heller Financial, Inc.
------------------------------------------------------------------------------------------------------------
     10.72       Secondary Pledge Agreement dated as of June 30, 1993             (3)
                 between Registrant, BNY Financial Corporation and AIF
                 II, L.P.
------------------------------------------------------------------------------------------------------------
     10.73       Securities Purchase Agreement dated as of June 30, 1993          (3)
                 between Registrant, Apollo Aris Partners, L.P. and AIF
                 II, L.P.
------------------------------------------------------------------------------------------------------------
     10.74       Debt Registration Rights Agreement dated as of June 30,          (3)
                 1993 among Registrant and the Holders of Registrable
                 Securities Referred to Therein.
------------------------------------------------------------------------------------------------------------
     10.75       Shareholders Agreement dated as of June 30, 1993 among           (3)
                 Registrant and the Subject Shareholders Referred to
                 Therein.
------------------------------------------------------------------------------------------------------------
     10.76       Equity Registration Rights Agreement dated as of June            (3)
                 30, 1993 among Registrant and the Holders of
                 Registrable Shares Referred to Therein.
------------------------------------------------------------------------------------------------------------
     10.77       Intercreditor Agreement dated as of June 30, 1993 among          (3)
                 Heller Financial,  Inc., BNY Financial  Corporation and AIF II,
                 L.P.
============================================================================================================

=============================================================================================================
  Exhibit                                                                      Filed as
    No.                                Description                         Indicated Exhibit
  -------                              -----------                            to Document
                                                                             Referenced in
                                                                              Footnote No.
                                                                           -----------------
============================================================================================================
     10.78       Second Amendment dated May 6, 1992, Third Amendment              (3)
                 dated March 25, 1993, and Fourth Amendment dated June
                 14, 1993 to Executive Employment Agreement dated
                 February 1, 1988 between Registrant and Charles S.
                 Ramat.
------------------------------------------------------------------------------------------------------------
     10.79       Severance Agreement dated April 3, 1991 between                  (3)
                 Registrant and Paul Spector.
------------------------------------------------------------------------------------------------------------
     10.80       1993 Stock Incentive Plan of Registrant, as amended by           (3)
                 Amendment No. 1 thereto dated June 24, 1993.
------------------------------------------------------------------------------------------------------------
     10.81       Form of Indemnification Agreement dated as of June 30,           (3)
                 1993 between Registrant and each member of Registrant's
                 Board of Directors.
------------------------------------------------------------------------------------------------------------
     10.82       Letter Agreement dated February 8, 1993 among James G.           (3)
                 Goren, Alexander M. Goren, Charles S. Ramat, and David
                 Schreiber and Ora Ramat as Trustees for the Benefit of
                 Hana Leah Ramat and Abraham Ramat.
------------------------------------------------------------------------------------------------------------
     10.83       Addendum dated June 30, 1993 to Shareholders Agreement           (3)
                 dated May 26, 1988 among The Marcade Group Inc. and the
                 Shareholders referred to therein.
------------------------------------------------------------------------------------------------------------
     10.84       Stipulated Entry Liquidating Claims dated March 10,              (3)
                 1993 among The Marcade Group Inc., Robert K. Lifton,
                 Howard L. Weingrow, and JAG Consulting Co. Ltd.
------------------------------------------------------------------------------------------------------------
     10.85       Letter Agreement dated June 28, 1993 among AIF II,               (3)
                 L.P., Apollo Aris Partners, L.P. and Registrant.
============================================================================================================

=============================================================================================================
  Exhibit                                                                      Filed as
    No.                                Description                         Indicated Exhibit
  -------                              -----------                            to Document
                                                                             Referenced in
                                                                              Footnote No.
                                                                           -----------------
============================================================================================================
     10.86       Letter Agreement dated October 29, 1992 among The                (3)
                 Marcade Group Inc., Above The Belt, Inc., Europe Craft
                 Imports, Inc., Perry Manufacturing Company, Apollo
                 Investment Fund, L.P., AIF II, L.P., and Altus Finance.
------------------------------------------------------------------------------------------------------------
     10.87       Amendment dated December 12, 1994 to Senior Secured              (4)
                 Note Agreement dated as of June 30, 1993 between Registrant and
                 Heller Financial, Inc.
------------------------------------------------------------------------------------------------------------
     10.88       Amendment dated June 12, 1995 to Senior Secured Note             (5)
                 Agreement  dated as of June 30,  1993  between  Registrant  and
                 Heller Financial, Inc.
------------------------------------------------------------------------------------------------------------
     10.89       Amendment dated October 27, 1995 to Senior Secured Note          (6)
                 Agreement  dated as of June 30,  1993  between  Registrant  and
                 Heller Financial, Inc.
------------------------------------------------------------------------------------------------------------
     10.90       Amendment dated February 2, 1996 to Series B Junior              (7)
                 Secured  Note  Agreement  dated  as of June  30,  1993  between
                 Registrant and AIF-II, L.P.
------------------------------------------------------------------------------------------------------------
     10.91       Fifth Amendment dated October 3, 1995 and Sixth                  (8)
                 Amendment dated March 20, 1996 to Executive Employment
                 Agreement dated February 1, 1988 between Registrant and
                 Charles S. Ramat
------------------------------------------------------------------------------------------------------------
     10.92       Fifth Amendment dated May 1, 1996 to Senior Secured              (9)
                 Note Agreement dated as of June 30, 1993 between Registrant and
                 Heller Financial, Inc.
============================================================================================================

=============================================================================================================
  Exhibit                                                                      Filed as
    No.                                Description                         Indicated Exhibit
  -------                              -----------                            to Document
                                                                             Referenced in
                                                                              Footnote No.
                                                                           -----------------
============================================================================================================
     10.93       Consent dated May 1, 1996 to Series A Junior Secured             (9)
                 Note Agreement dated as of June 30, 1993 between Registrant and
                 BNY Financial Corporation.
------------------------------------------------------------------------------------------------------------
     10.94       Consent dated May 1, 1996 to Series B Junior Secured             (9)
                 Note Agreement dated as of June 30, 1993 between Registrant and
                 AIF-II, L.P.
------------------------------------------------------------------------------------------------------------
     10.95       Stock Purchase Agreement dated as of September 19, 1996          (10)
                 between Aris Industries, Inc., as Seller,  Page Holding
                 Company, as Buyer, and Perry Manufacturing Company,
                 with respect to the stock of Perry Manufacturing
                 Company.
------------------------------------------------------------------------------------------------------------
     10.96       Amended and Restated Senior Secured Note Agreement               (10)
                 dated September 30, 1996, between Aris Industries, Inc.
                 as Borrower, and Heller Financial, Inc.
------------------------------------------------------------------------------------------------------------
     10.97       Interest Note (Principal Amount $1,000,000) dated                (10)
                 September 30, 1996 from Aris Industries, Inc. payable
                 to Heller Financial, Inc.
------------------------------------------------------------------------------------------------------------
     10.98       Amended and Restated Pledge Agreement dated September            (10)
                 30, 1996 between Aris Industries, Inc., as Pledgor, and
                 Heller Financial, Inc., as Pledgee.
------------------------------------------------------------------------------------------------------------
     10.99       Warrant dated September 30, 1996 issued by Aris                  (10)
                 Industries, Inc. to Heller Financial, Inc.
------------------------------------------------------------------------------------------------------------
    10.100       Letter dated December 18, 1996 from the Registrant to            (11)
                 Charles S. Ramat.
------------------------------------------------------------------------------------------------------------
    10.101       Amendment dated May 5, 1997 to Series A Junior Secured           (11)
                 Note Agreement dated as of June 30, 1993 between Registrant and
                 BNY Financial Corporation.
============================================================================================================

=============================================================================================================
  Exhibit                                                                      Filed as
    No.                                Description                         Indicated Exhibit
  -------                              -----------                            to Document
                                                                             Referenced in
                                                                              Footnote No.
                                                                           -----------------
============================================================================================================
    10.102       Amendment dated May 5, 1997 to Series B Junior Secured           (12)
                 Note Agreement dated as of June 30, 1993 between Registrant and
                 AIF-II, L.P.
------------------------------------------------------------------------------------------------------------
    10.103       Amendment dated June 18, 1997 to Series A Junior                 (13)
                 Secured Note Agreement dated as of June 30, 1993
                 between Registrant and BNY Financial Corporation.
------------------------------------------------------------------------------------------------------------
    10.104       Amendment dated June 18, 1997 to Series B Junior                 (13)
                 Secured  Note  Agreement  dated  as of June  30,  1993  between
                 Registrant and AIF-II, L.P.
------------------------------------------------------------------------------------------------------------
    10.105       Asset Purchase Agreement dated as of July 15, 1997               (14)
                 among Davco Industries, Inc., as Seller, Steven Arnold
                 and Christopher Healy as Shareholders of Seller, and
                 Aris Management Corp. (n/k/a ECI Sportswear, Inc.) , as
                 Purchaser.
------------------------------------------------------------------------------------------------------------
    10.106       Shareholders Agreement dated as of July 15, 1997 among           (14)
                 Davco Industries, Inc., Steven Arnold, Christopher
                 Healy, Aris Management Corp. (n/k/a ECI Sportswear,
                 Inc.), the Registrant, Apollo Aris Partners, L.P. and
                 Charles S. Ramat.
------------------------------------------------------------------------------------------------------------
    10.107       Amendment dated July 18, 1997 to Series A Junior                 (14)
                 Secured Note Agreement dated as of June 30, 1993
                 between Registrant and BNY Financial Corporation.
------------------------------------------------------------------------------------------------------------
    10.108       Amendment dated July 18, 1997 to Series B Junior                 (14)
                 Secured  Note  Agreement  dated  as of June  30,  1993  between
                 Registrant and AIF-II, L.P.
============================================================================================================

=============================================================================================================
  Exhibit                                                                      Filed as
    No.                                Description                         Indicated Exhibit
  -------                              -----------                            to Document
                                                                             Referenced in
                                                                              Footnote No.
                                                                           -----------------
============================================================================================================
    10.109       Amendment executed September 12, 1997 to Series A and            (15)
                 Series B Junior Secured Note Agreements dated as of
                 June 30, 1993 between Registrant, BNY Financial Corporation and
                 AIF-II, L.P.
------------------------------------------------------------------------------------------------------------
    10.110       Eighth Amendment dated August 28, 1997 to Executive
                 Employment Agreement dated February 1, 1988 between the
                 Registrant and Charles S. Ramat and letter agreements
                 executed on the same date by Apollo Aris Partners,
                 L.P., AH Equities, Inc. (f/k/a Davco Industries, Inc.),
                 Steven Arnold and Christopher Healy in favor of the
                 Registrant and Mr. Ramat, filed herewith.
------------------------------------------------------------------------------------------------------------
      21.        List of Subsidiaries
------------------------------------------------------------------------------------------------------------
      23.        Consent of Deloitte & Touche LLP                                 E-1
============================================================================================================

(1) Filed as the indicated Exhibit to the Annual Report of the Company on Form 10-K for the fiscal year ended February 2, 1991 and incorporated herein by reference.

(2) Filed as the indicated Exhibit to the Report on Form 8-K dated August 29, 1991 and incorporated herein by reference.

(3) Filed as the indicated Exhibit to the Report on Form 8-K dated June 30, 1993 and incorporated herein by reference.

(4) Filed as the indicated Exhibit to the Report on Form 8-K dated December 12, 1994 and incorporated herein by reference.

(5) Filed as the indicated Exhibit to the Report on Form 8-K dated June 12, 1995 and incorporated herein by reference.

(6) Filed as the indicated Exhibit to the Report on Form 8-K dated October 27, 1995 and incorporated herein by reference.

(7) Filed as the indicated Exhibit to the Report on Form 8-K dated February 2, 1996 and incorporated herein by reference.

(8) Filed as the indicated Exhibit to the Annual Report of the Company on Form 10-K for the fiscal year ended February 3, 1996 and incorporated herein by reference.

(9) Filed as the indicated Exhibit to the Report on Form 8-K dated May 1, 1996 and incorporated herein by reference.

(10) Filed as the indicated Exhibit to the Report on Form 8-K dated September 30, 1996 and incorporated herein by reference.

(11) Filed as the indicated Exhibit to the Annual Report of the Company on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.

(12) Filed as the indicated Exhibit to the Report on Form 8-K dated May 5, 1997 and incorporated herein by reference.

(13) Filed as the indicated Exhibit to the Report on Form 8-K dated June 18, 1997 and incorporated herein by reference.

(14) Filed as the indicated Exhibit to the Report on Form 8-K dated July 15, 1997 and incorporated herein by reference.

(15) Filed as the indicated Exhibit to the Report on Form 8-K dated September 12, 1997 and incorporated herein by reference.

                                   SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ARIS INDUSTRIES, INC.

                                             By: /S/ Paul Spector
                                                 --------------------------
                                                 Paul Spector,
                                        `        Senior Vice President
                                                 Chief Financial Officer

                                             By: /S/ Vincent F. Caputo
                                                 --------------------------
                                                 Vincent F. Caputo,
                                                 Vice President
                                                 Assistant Secretary and
                                                 Assistant Treasurer

Date:  March 25, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/S/ John Hannan                                                  March 25, 1998
----------------------------------
John Hannan, Director


/S/Edward M. Yorke                                               March 25, 1998
----------------------------------
Edward M. Yorke, Director


/S/Robert Katz                                                   March 25, 1998
----------------------------------
Robert Katz, Director


/S/Charles S. Ramat                                              March 25, 1998
----------------------------------
Charles S. Ramat, Chairman of
the Board, President, Chief
Executive Officer and Assistant
Secretary; Director


/S/David N. Schreiber                                            March 25, 1998
----------------------------------
David N. Schreiber, Director

INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement No. 33-80862 of Aris Industries, Inc. and Subsidiaries on Form S-8 of our report dated March 18, 1998, appearing in this Annual Report on Form 10-K of Aris Industries, Inc. and Subsidiaries for the fiscal year ended December 31, 1997.


DELOITTE & TOUCHE LLP


Parsippany, New Jersey
March 27, 1998

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Aris Industries, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Aris Industries, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1997 and for the period from February 4, 1996 through December 31, 1996, and for the fiscal year in the period ended February 3, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Aris Industries, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the year ended December 31, 1997 and for the period from February 4, 1996 through December 31, 1996 and for the fiscal year in the period ended February 3, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


Parsippany, New Jersey
March 18, 1998

ARIS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------
                                                                      December 31,      December 31,
ASSETS                                                                    1997              1996
CURRENT ASSETS:
  Cash and cash equivalents                                           $  1,372,000      $  6,278,000
  Receivables, net                                                      26,274,000         7,324,000
  Inventories, net                                                      19,498,000         9,234,000
  Prepaid expenses and other current assets                              2,215,000         1,304,000
                                                                      ------------      ------------
           Total current assets                                         49,359,000        24,140,000

FURNITURE, FIXTURES AND EQUIPMENT - NET                                  1,463,000         1,233,000

OTHER ASSETS                                                             2,718,000         1,860,000

GOODWILL                                                                20,297,000        17,622,000
                                                                      ------------      ------------

TOTAL ASSETS                                                          $ 73,837,000      $ 44,855,000
                                                                      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade acceptances payable                                           $  6,292,000      $  5,602,000
  Accounts payable - trade                                               3,024,000           922,000
  Accrued expenses and other current liabilities                         7,528,000         4,497,000
  Current portion of long-term debt                                      2,172,000           749,000
  Line of credit payable                                                18,605,000              --
                                                                      ------------      ------------
           Total current liabilities                                    37,621,000        11,770,000

OTHER LIABILITIES                                                        1,472,000         1,628,000

LONG-TERM DEBT (net of unamortized original
   issue discount of $630,000 and $736,000 at
   December 31, 1997 and 1996, respectively)                            16,930,000        16,702,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01:  50,000,000 shares authorized;
    issued and outstanding 14,905,044 and 11,852,544 shares
    at December 31, 1997 and 1996, respectively                            150,000           119,000
  Preferred stock, par value $.01:  10,000,000 shares authorized;
    none issued or outstanding                                                --                --
  Additional paid-in capital                                            44,752,000        44,057,000
  Accumulated deficit                                                  (27,088,000)      (29,421,000)
                                                                      ------------      ------------
           Total stockholders' equity                                   17,814,000        14,755,000
                                                                      ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 73,837,000      $ 44,855,000
                                                                      ============      ============

ARIS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

----------------------------------------------------------------------------------------------------------------
                                                                                Period From
                                                                 Year         February 4, 1996       53 Weeks
                                                                 Ended            Through              Ended
                                                              December 31,      December 31,        February 3,
                                                                  1997               1996               1996
NET REVENUES                                                 $  96,271,000      $ 131,802,000      $ 173,990,000
                                                             -------------      -------------      -------------
OPERATING COSTS:
  Cost of sales                                                 67,497,000        104,649,000        140,008,000
  Selling and administrative                                    23,474,000         25,422,000         32,030,000
  Costs of restructuring                                              --                 --              430,000
                                                             -------------      -------------      -------------
                                                                90,971,000        130,071,000        172,468,000
                                                             -------------      -------------      -------------
INCOME BEFORE  INTEREST AND
  DEBT EXPENSE, SALE OF SUBSIDIARY,
  INCOME TAXES, AND EXTRAORDINARY
  ITEM                                                           5,300,000          1,731,000          1,522,000

INTEREST AND DEBT EXPENSE                                       (3,105,000)        (6,821,000)        (9,644,000)
                                                             -------------      -------------      -------------
 INCOME (LOSS) BEFORE SALE OF
  SUBSIDIARY, INCOME TAXES AND
  EXTRAORDINARY ITEM                                             2,195,000         (5,090,000)        (8,122,000)

SALE OF SUBSIDIARY:
  Gain on sale of Perry Manufacturing Company                         --            7,786,000               --
  Realization of cumulative foreign currency translation              --           (1,108,000)              --
                                                             -------------      -------------      -------------
INCOME (LOSS) BEFORE INCOME
  TAXES AND EXTRAORDINARY ITEM                                   2,195,000          1,588,000         (8,122,000)

INCOME TAX BENEFIT                                                (138,000)          (516,000)           (65,000)
                                                             -------------      -------------      -------------
INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEM                                                           2,333,000          2,104,000         (8,057,000)

EXTRAORDINARY ITEM -
  Gain on debt forgiveness                                            --           10,862,000               --
                                                             -------------      -------------      -------------
NET INCOME (LOSS)                                            $   2,333,000      $  12,966,000      $  (8,057,000)
                                                             =============      =============      =============
PER SHARE DATA:
   Weighted average shares outstanding - Basic                  13,245,000         11,905,000         11,925,400
   Weighted average shares outstanding - Diluted                14,338,000         12,045,000         11,925,400

  Basic earnings per share:
  Income (loss) before extraordinary item                    $        0.18      $        0.18      $       (0.68)
  Extraordinary item                                                  --                 0.91               --
                                                             -------------      -------------      -------------
  Net Income (Loss)                                          $        0.18      $        1.09      $       (0.68)
                                                             =============      =============      =============

  Diluted earnings per share:
  Income (loss) before extraordinary item                    $        0.16      $        0.17      $       (0.68)
  Extraordinary item                                                  --                 0.90               --
                                                             -------------      -------------      -------------
  Net Income (Loss)                                          $        0.16      $        1.07      $       (0.68)
                                                             =============      =============      =============

See notes to consolidated financial statements.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Cumulative
                                                                                                            Foreign
                                                                              Additional                    Currency
                                              Common      Common   Preferred   Paid-in      Accumulated   Translation
                                              Shares       Stock     Stock     Capital        Deficit      Adjustment      Total
BALANCE, JANUARY 28, 1995                   11,925,400   $119,000   $ --     $44,061,000   $(34,330,000)  $(1,239,000)  $ 8,611,000
  Foreign currency translation adjustment         --         --       --            --             --          10,000        10,000
  Net loss                                        --         --       --            --       (8,057,000)         --      (8,057,000)
                                            ----------   --------   ------   -----------   ------------   -----------   -----------
BALANCE, FEBRUARY 3, 1996                   11,925,400    119,000     --      44,061,000    (42,387,000)   (1,229,000)      564,000
  Net income                                      --         --       --            --       12,966,000          --      12,966,000
  Foreign currency translation adjustment         --         --       --            --             --         121,000       121,000
  Retirement of stock                          (72,856)      --       --          (4,000)          --            --          (4,000)
  Realization of cumulative foreign
      currency translation                        --         --       --            --             --       1,108,000     1,108,000
                                            ----------   --------   ------   -----------   ------------   -----------   -----------
BALANCE, DECEMBER 31, 1996                  11,852,544    119,000     --      44,057,000    (29,421,000)         --      14,755,000
  Net income                                      --         --       --            --        2,333,000          --       2,333,000
  Issuance of new shares of common stock     3,000,000     30,000     --         690,000           --            --         720,000
  Exercise of stock options                     52,500      1,000     --           5,000           --            --           6,000
                                            ----------   --------   ------   -----------   ------------   -----------   -----------
BALANCE, DECEMBER 31, 1997                  14,905,044   $150,000   $ --     $44,752,000   $(27,088,000)  $      --     $17,814,000
                                            ==========   ========   ======   ===========   ============   ===========   ===========

See Notes to consolidated financial statements.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------------
                                                                                      Period From
                                                                        Year        February 4, 1996    53 Weeks
                                                                       Ended            Through           Ended
                                                                    December 31,      December 31,      February 3,
                                                                        1997              1996             1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                $  2,333,000      $ 12,966,000      $(8,057,000)
  Adjustments to reconcile net income (loss) to net
    cash (used in) provided by operating activities:
    Loss (gain) on sale of property                                        --              39,000         (350,000)
    Depreciation and amortization                                     1,346,000         2,594,000        3,320,000
    Gain on sale of Perry                                                  --          (7,786,000)            --
    Gain on debt forgiveness                                               --         (10,862,000)            --
    Deferred income tax benefit                                        (212,000)         (580,000)        (102,000)
    Cumulative translation adjustment                                      --           1,108,000             --
    Capitalized interest                                              1,830,000         1,424,000             --
  Changes in assets and liabilities:
    Decrease in cash  - restricted                                         --                --             10,000
    (Increase) decrease in receivables                              (18,860,000)        8,120,000        2,159,000
    (Increase) decrease in inventories                               (6,693,000)           36,000           11,000
    Decrease (increase) in prepaid expenses and
      other current assets                                              445,000          (942,000)         204,000
    Increase in other assets                                             (3,000)           (8,000)         (21,000)
    Increase (decrease) in trade acceptances payable                    690,000         3,595,000         (410,000)
    (Decrease) increase in accounts payable - trade                  (1,726,000)        2,084,000       (1,696,000)
    (Decrease) increase in accrued expenses and other
      current liabilities                                              (935,000)       (2,230,000)         863,000
   Decrease in other liabilities                                       (133,000)           (2,000)        (389,000)
                                                                   ------------      ------------      -----------
           Net cash (used in) provided by operating activities      (21,918,000)        9,556,000       (4,458,000)
                                                                   ------------      ------------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for acquisition                                             (839,000)             --               --
  Proceeds from sale of assets                                             --              66,000          539,000
  Net proceeds from sale of Perry                                          --          40,145,000             --
  Capital expenditures                                                 (461,000)       (1,409,000)      (1,501,000)
                                                                   ------------      ------------      -----------
           Net cash (used in) provided by investing activities       (1,300,000)       38,802,000         (962,000)
                                                                   ------------      ------------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of Heller debt                                                (15,000)      (40,857,000)            --
  Net proceeds (payments) from bank line of credit                   18,605,000        (6,000,000)       6,000,000
  Proceeds from issuance of long-term debt                                 --           3,528,000          400,000
  Principal payments of long-term debt, including
    capital leases                                                     (284,000)       (1,073,000)      (2,266,000)
  Purchase of common stock                                                 --              (4,000)            --
  Proceeds from exercise of stock options                                 6,000              --               --
  Proceeds from equipment financing agreement                              --              12,000          343,000
                                                                   ------------      ------------      -----------
           Net cash (used in) provided by financing activities       18,312,000       (44,394,000)       4,477,000
                                                                   ------------      ------------      -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    --              (4,000)          (3,000)

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                   (4,906,000)        3,960,000         (946,000)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                 6,278,000         2,318,000        3,264,000
                                                                   ------------      ------------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  1,372,000      $  6,278,000      $ 2,318,000
                                                                   ============      ============      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the year for:
    Interest                                                       $  1,284,000      $  3,307,000      $ 9,474,000
                                                                   ============      ============      ===========
    Income taxes                                                   $     49,000      $    226,000      $   466,000
                                                                   ============      ============      ===========


See Notes to consolidated financial statements.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations - Aris Industries, Inc., (the "Company"), is a publicly held company that was incorporated in 1947 in the State of New York. The Company is engaged in the design, manufacture, importing and distribution of men's and young men's sportswear, outerwear, activewear, swimwear and loungewear. The Company's operations are conducted primarily through its wholly-owned subsidiary, Europe Craft Imports, Inc. ("ECI") , which was acquired by Aris in 1987 and ECI's wholly-owned subsidiary ECI Sportswear, Inc. ("ECI Sportswear"), which acquired its business (See Note
     4) on July 15, 1997. As described in Note 5, effective September 30, 1996, the Company sold 100% of the stock of Perry Manufacturing Company ("Perry") for a total consideration of approximately $54,719,000, and reduced its indebtedness to Heller Financial, Inc. ("Heller") from approximately $53,384,000 to $1,665,000. Perry's operating results are included in the consolidated statements of operations through September 30, 1996.

     ECI designs, imports and distributes men's outerwear, including cloth and leather jackets under the "Members Only" and other trade names. ECI has been granted licenses to manufacture and distribute men's outerwear under the "Perry Ellis" name and men's and boy's outerwear under the "Perry Ellis America" name; young men's sportswear, activewear, outerwear, loungewear, swimwear and headwear under the "S>>M by MTV Sports" name and men's outerwear under the "John Henry" name. ECI Sportswear has been granted licenses to manufacture and distribute men's and boys' activewear, swimwear, loungewear and some sportswear products under the "Perry Ellis America" and/or "Perry Ellis" names, men's sportswear under the "Jeffrey Banks" name, and boys' sportswear, activewear and outerwear under the "FUBU" name. The Company also designs, develops, sources and imports men's and boys' outerwear and sportswear product lines as an agent for national retail store chains. The Company has granted licenses to use the "Members Only" trademark to licensees for men's woven shirts, tailored suits and sportcoats, footwear, dress and athletic socks, eyeglasses, luggage and cold weather accessories.

     The Company purchases a majority of its products from independent manufacturers located in Hong Kong, China, Korea, India, Taiwan, Nepal, Guatemala, Philippines, Bangladesh, Sri Lanka and Indonesia. The Company's products are marketed nationally in department stores, specialty stores and national retail chains, and through licensees in other parts of North America and in South America and Asia. The Company also operates four stores located in factory outlet malls. The Company's net revenues for the year ended December 31, 1997 were accounted for in three product lines:
     Outerwear (50%), Perry Ellis (45%) and other (5%).

     The Company's wholly-owned subsidiary, ECI, had sales to one customer that represents 10%, 18% and 13% of net revenues for the year ended December 31, 1997, for the period from February 4, 1996 through December 31, 1996, and for the fiscal year ended February 3, 1996, respectively.

     Perry, primarily a supplier of private label goods to national chain stores, designed, manufactured and distributed ladies' and men's sportswear. Perry's manufacturing operations consisted of designing, cutting, sewing and packaging with locations in North Carolina, Virginia, El Salvador, Costa Rica and Honduras. The Company also employed independent factories and contractors in the United States, Latin America and South America. The five largest customers of Perry accounted for approximately 98% of its total net revenues in the period from February 4, 1996 through December 31, 1996.

     The Company is subject to certain risks and uncertainties. The apparel industry, in general, is volatile and unpredictable due to cyclical and seasonal swings caused, in part, by customer buying patterns. There is an extremely adverse environment in the retail apparel industry which is likely to continue to impact the Company and increase the risk of reduced orders, loss of particular customers or particular selling programs of customers, shorter production lead times, reduced margins and earlier and more extensive borrowings against working capital lines. There has been a substantial consolidation of formerly independent major department store chains, such that the consolidated customers exert greater influence on suppliers such as the Company which result in greater demands for price reductions, advertising support, returns and markdowns of apparel products. In addition, the Company is particularly impacted by unusually warm weather or late arrival of cold weather. A substantial portion of the Company's products are manufactured overseas, subjecting the Company to generic risks of import and delivery from distant locations, delays due to foreign government regulation and controls, and customs and transportation difficulties. In particular, the Company imports its products from manufacturing plants which it does not own. The Company does not expect to be negatively impacted by the current Asian economic issue.

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

     Inventories - Inventories consist exclusively of finished goods. Inventories are stated at the lower of cost (weighted average basis) or market for ECI. ECI Sportswear, Inc., a wholly-owned subsidiary of ECI, states its inventory at the lower of cost (first-in, first-out method) or market.

     Furniture, Fixtures and Equipment - Furniture, fixtures and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives of the assets, the terms of the leases or the lives of the improvements, whichever are less:

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

     Goodwill and Other Assets - Goodwill represents the unamortized excess of the cost of acquiring a business over the fair values of the net assets received at the date of acquisition. Acquired intangible assets, which are included in other assets, are carried at cost less accumulated amortization. Amortization expense is computed by use of the straight-line method over the assets' estimated useful lives. Goodwill is being amortized over 20 to 40 years. The Company continuously evaluates goodwill for any potential impairment. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through expected undiscounted future results. Accumulated amortization at December 31, 1997 and 1996 for goodwill and other intangible assets was $ 8,145,000 and $7,395,000, respectively.

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

     The following sets forth unaudited financial data for the period from January 29, 1995 through December 31, 1995, the comparable 1995 period to the period from February 4, 1996 through December 31, 1996:

          Net revenues                                         $159,264,000
          Operating income                                        3,840,000
          Loss before income taxes                               (4,981,000)
          Income tax benefit                                       (100,000)
          Net loss                                               (4,881,000)

     There are 53 weeks in the period ended February 3, 1996.

     New Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for fiscal periods beginning after December 15, 1997. The Company does not expect the adoption of this Statement to have a material effect on its financial statements or financial statement disclosures.

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits", ("SFAS 132"). SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain previous disclosures. SFAS 132 is effective for fiscal periods beginning after December 15, 1997. The Company does not expect the adoption of this Statement to have a material effect on its financial statements or financial statement disclosures.

     Reclassifications - Certain reclassifications have been made to the prior year's financial statements to conform them to the current year presentation.

2.   RECEIVABLES

                                                   1997             1996

     Due from factor                           $25,849,000       $7,051,000
     Other receivables                           1,607,000        1,450,000
                                               -----------       ----------
                                                27,456,000        8,495,000
     Less allowance for chargebacks              1,182,000        1,177,000
                                               -----------       ----------

                                               $26,274,000       $7,324,000
                                               ===========       ==========

     The Company has agreements with three commercial financial companies which provide for the factoring of certain trade receivables. The receivables were factored without recourse as to credit risk but with recourse for any claims by the customer for adjustments in the normal course of business relating to pricing errors, shortages, damaged goods, etc. All factored receivables and related proceeds of sales are the property of the respective commercial financial companies. ECI is charged a factoring commission ranging from .70% to 1% of factored sales. The Company receives payment based upon the actual maturity dates of the receivables.

3.   FURNITURE, FIXTURES AND EQUIPMENT

                                                            1997         1996

     Furniture,fixtures and equipment                 $5,046,000   $4,352,000
     Leasehold improvements                            1,058,000    1,052,000
                                                      ----------   ----------
                                                       6,104,000    5,404,000

     Less accumulated depreciation and amortization    4,641,000    4,171,000
                                                      ----------   ----------
                                                      $1,463,000   $1,233,000
                                                      ==========   ==========

     As of December 31, 1997 and 1996, furniture, fixtures and equipment include amounts associated with assets leased under capital leases with an original cost of $343,000 and $375,000, respectively. As of December 31, 1997 and 1996, accumulated depreciation and amortization include $122,000 and $171,000, respectively, associated with the leased assets. Related amortization expense of $107,000, $84,000 and $87,000 is included within depreciation expense for the year ended December 31, 1997, for the period from February 4, 1996 through December 31, 1996 and for the fiscal year ended February 3, 1996, respectively.

4.   BUSINESS ACQUISITION

     On July 15, 1997, the Company's wholly-owned subsidiary, ECI Sportswear, Inc. ("ECI Sportswear"), acquired substantially all of the assets of Davco Industries, Inc. ("Davco") for an aggregate purchase price of $4,373,000, including acquisition costs. At that time, Davco has been granted licenses to manufacture and distribute men's and boys' activewear, swimwear, loungewear and some sportswear products under the "Perry Ellis America" and/or "Perry Ellis" labels and men's sportswear under the "Jeffrey Banks" label. The purchase price is comprised of 3 million restricted shares of the Company's common stock, valued at $720,000, and a contingent cash purchase price based upon the pre-tax earnings of the Davco business for the period from July 16, 1997 through December 31, 1997. In accordance with the terms of the agreement, ECI Sportswear made cash advances of $581,000 and recorded additional consideration payable of $2,814,000 as of December 31, 1997, which is recorded in accrued expenses and other current liabilities.

     The acquisition was accounted for as a purchase and, accordingly, operating results of this business subsequent to the date of acquisition are included in the Company's consolidated financial statements. The purchase price was allocated based on estimated fair values at the date of acquisition. This resulted in an excess of purchase price over net assets acquired of $3,356,000, which has been recognized as goodwill and is being amortized on a straight-line basis over 20 years.

     The following pro forma information is presented assuming the acquisition of the Davco business had been completed at the beginning of the Company's 1996 fiscal year. Pro forma adjustments have been made to include the effects of amortization of goodwill and intangible assets and to exclude the operating results of Perry and to adjust interest expense for loans repaid from the proceeds of the Perry Sale (See Note 5). This unaudited pro forma information is not necessarily indicative of the results of operations that might have occurred had the acquisition of the Davco business and the Perry sale occurred at the beginning of the Company's 1996 fiscal year, or of future results of operations.

                                                                     1997             1996
                                                                          (Unaudited)
     Net revenues                                               $ 113,309,000    $  85,911,000
     Gross profit                                                  33,619,000       23,772,000
     Income (loss) before income taxes and extraordinary item       2,059,000       (5,391,000)
     Income tax (benefit) expense                                    (129,000)          66,000
     Net income (loss)                                              2,188,000       (5,457,000)
     Basic earnings (loss) per share                                     0.17            (0.46)
     Diluted earnings (loss) per share                                   0.15            (0.46)

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

6.   LONG-TERM DEBT

     Long-term debt is comprised of:

                                                              December 31,  December 31,
                                                                  1997          1996
     New Heller Note, interest at 10%, including
        capitalized interest of $665,000                      $ 1,650,000   $ 1,665,000

     BNY Financial Corporation Note, interest at 7%             7,981,000     7,460,000

     Apollo Note, interest at 13%. Net of unamortized
        original issue discount of $630,000 and $736,000 at
        December 31, 1997 and 1996, respectively                9,266,000     7,972,000

     Other                                                        205,000       354,000
                                                              -----------   -----------
                                                               19,102,000    17,451,000
     Less current portion                                       2,172,000       749,000
                                                              -----------   -----------
                                                              $16,930,000   $16,702,000
                                                              ===========   ===========

     New Heller Note - On June 30, 1993, the Company entered into a Senior Secured Note Agreement with Heller Financial, Inc. ("Heller") pursuant to which Heller received a note in the original principal amount of $50,857,000 to be repaid over seven years, with interest at 2% over prime. Heller retained a pledge of the Company's stock (but not the assets) in ECI and Perry.

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

     On January 29, 1998, the Company repaid in full its remaining obligation on the New Heller Note of $1,128,000. The difference between the net carrying amount of the New Heller Note and the remaining obligation amounted to $522,000 which will be accounted for as an extraordinary gain in the first quarter of 1998. The entire carrying amount of the New Heller Note of $1,650,000 has been recorded within the current portion of long-term debt as of December 31, 1997. As a result of the repayment, Heller released its first lien on the stock of ECI.

     Apollo Note - On June 30, 1993, the Company entered into a Series B Junior Secured Note Agreement with Apollo Aris Partners, L.P. and its affiliate AIF-II, L.P. ("Apollo") pursuant to which Apollo received a $7.5 million note bearing interest at 13% per annum (the "Apollo Note"). Apollo shared with BNY Financial Corporation ("BNY") a second lien on the stock of ECI. The Apollo Note is required to be paid in two equal installments payable on November 3, 2001 and 2002. The Apollo Note contains certain affirmative and negative covenants on the operation of the Company. Pursuant to the Debt Registration Rights Agreement entered into on June 30, 1993 between the Company and Apollo, Apollo and one transferee are entitled to require the Company twice to register the offer and sale of the Apollo Note under Federal and applicable state securities laws, and at the request of Apollo or such transferee, to negotiate with such party in good faith to convert the Apollo Notes into registered notes issued pursuant to a trust indenture.

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

     In addition, on November 3, 2002, the Company is obligated to pay AIF-II $2,396,000 representing the quarterly interest payments accruing for the period November 1, 1995 through December 31, 1997, which were not and will not be paid in cash and instead added to the principal of the AIF-II Note.

     BNY Note - On June 30, 1993, the Company entered into a Series A Junior Secured Note Agreement with BNY pursuant to which BNY received a nine-year, $7 million note, bearing interest at a rate of 7% per annum (the "BNY Note"). BNY shared with Apollo a second lien on the stock of ECI. On September 12, 1997, the Company and BNY entered into an amendment of the BNY Note Agreement providing that (1) scheduled interest accruing under the BNY Note Agreement for the period February 1, 1996 through January 31, 1998 was not and will not be paid in cash and instead shall be added to principal and shall be payable on November 3, 2002, (2) scheduled interest under the BNY Note Agreement accruing for periods commencing February 1, 1998 will be made in cash on quarterly payment dates commencing May 4, 1998 and (3) the principal on the BNY Note Agreement of $300,000 otherwise due November 3, 1997 shall be rescheduled and paid quarterly in installments of $15,000 each on the last day of each calendar quarter commencing on December 31, 1997, with any remaining balance due on November 3, 2002. The remaining principal of BNY's note is required to be paid in five annual installments, payable on November 3 of each year commencing in 1998 as follows:

     1998                                                         $  360,000
     1999                                                            560,000
     2000                                                            660,000
     2001                                                          1,160,000
     2002                                                          5,256,000

     In addition, on November 3, 2002, the Company is obligated to pay BNY $996,000 representing the quarterly interest payments accruing for the period February 1, 1996 through December 31, 1997, which were not and will not be paid in cash and instead added to the principal of the BNY Note .The BNY note contains certain affirmative and negative covenants on the operations of the Company. The Company was in compliance with these covenants at December 31, 1997.

     BNY and AIF-II's shared second lien on the stock of ECI became a shared first lien upon the repayment of the New Heller Note on January 29, 1998. BNY and AIF-II will also share in mandatory prepayments based upon 50% of certain "excess cash flows" as defined in the Company's note agreements with BNY and AIF-II.

     Maturities - Future maturities of long-term debt are as follows:

     Year Ending
     December 31,

        1998                                                    $ 2,172,000
        1999                                                        603,000
        2000                                                        660,000
        2001                                                      4,910,000
        2002                                                     11,387,000
                                                                -----------
                                                                $19,732,000
                                                                ===========

     Restricted Net Assets - In accordance with ECI's credit facility agreement, as of December 31, 1997 and 1996, the maximum amount of upstream payments in the form of management fees from ECI to Aris have been made. Under this agreement, net assets restricted to ECI's use at December 31, 1997 and 1996 were $20,078,000 and $14,077,000, respectively.

     At this time, the Company believes that based on current business plans and financial arrangements that management fee revenues from its principal operating subsidiary, after taking into account all restrictions contained in the relevant subsidiary lending agreements, will be sufficient to cover debt service requirements and corporate cash requirements for the year ending December 31, 1998.

7.   LINE OF CREDIT PAYABLE

     ECI has available a $61,100,000 line of credit which is secured by liens on certain assets of ECI. As of December 31, 1997, there was an outstanding balance payable of $18,605,000. Interest is accrued at the bank's prime rate plus 1/4% for ECI and at the bank's prime rate plus 1% for ECI's wholly-owned subsidiary, ECI Sportswear, Inc. As of December 31, 1997, the bank's prime rate was 8.50%. The line of credit contains various clauses which, among other things, limits payment of management fees to the Company and requires the maintenance of certain levels of net worth (as defined) during the year. ECI was in violation of its net worth covenant as of December 31, 1997, but received a waiver from the bank on March 18, 1998. The line of credit expires on April 15, 1998. The Company expects to renew its line with terms similar to its existing line.

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

     The 1993 Stock Incentive Plan provides that any shares subject to an option under such plan which terminate, are canceled or expire without being exercised may again be subjected to an option under the plan, subject to the earlier termination of that plan. All options granted on or before July 15, 1997 provide for vesting in three equal annual installments from the date of grant and are exercisable for a period of 10 years from the grant date.

     During August 1997, the Company's Board of Directors approved an amendment to the 1993 Stock Incentive Plan to increase to 2,500,000 the maximum number of shares of Common Stock which can be covered by awards under the Plan. This amendment will be submitted for shareholder approval at the Company's Annual Meeting to be held in 1998

     In July 1997, the Company granted to employees of its indirect wholly-owned subsidiary, ECI Sportswear, Inc., 50,000 options under the Plan. The exercise price of the options is fifty cents per share (the market price on such date). In August 1997, the Company granted to officers and employees of the Company and its subsidiaries 860,000 options under the Plan. The exercise price of the options is $1.00 per share (the market price on such date). All options granted on this date shall vest 8 years from the date of grant, but a portion of such options shall obtain accelerated vesting on the occurrence of certain events. Of the 860,000 options granted, 547,500 are subject to ratification by the shareholders of the Company of the amendment to the Plan. At December 31, 1997, there were 26 eligible participants with options outstanding under the Plan.

     In December 1996, the Company granted to employees of the Company and its remaining wholly-owned operating subsidiary, ECI, 305,000 options under the Plan. The exercise price of the options is ten cents per share (the market price on such date). For the year ended December 31, 1997 and for the period from February 4, 1996 through December 31, 1996, a total of 765,000 and 172,500 stock options, respectively, were granted to Officers of the Company under the 1993 Stock Incentive Plan. On June 26, 1995, all outstanding stock options under the 1993 Stock Incentive Plan were repriced to have an exercise price of fifty cents (the market price on such date), rather than two dollars per share.

                                                                    Weighted
                                                      Shares         Average
                                                       Under        Price Per
                                                      Option          Share

     BALANCE, JANUARY 28, 1995                       1,042,000        $0.50

       Granted                                            --           --
       Exercised                                          --           --
       Expired/Surrendered                             (77,000)        0.50
                                                    ----------        -----
     BALANCE, FEBRUARY 3, 1996                         965,000         0.50

       Granted                                         305,000         0.10
       Exercised                                          --           --
       Expired/Surrendered                            (307,500)        0.50
                                                    ----------        -----
     BALANCE, DECEMBER 31, 1996                        962,500         0.37

       Granted                                         910,000         0.97
       Exercised                                       (52,500)        0.10
       Expired/Surrendered                            (125,000)        0.48
                                                    ----------        -----
     BALANCE, DECEMBER 31, 1997                      1,695,000        $0.70
                                                    ==========        =====

     At December 31, 1997 there were 805,000 options available for grant, all of which are subject to ratification by the shareholders of the Company. At December 31, 1996 and February 3, 1996, 237,500 and 235,000 , respectively, of options were available for grant. The outstanding stock options at December 31, 1997 have a weighted average contractual life of 8.1 years and the exercise price ranges from $.10 to $1.00. The number of stock options exercisable at December 31, 1997 and 1996 and February 3, 1996 was 584,997, 657,500 and 643,366, respectively. The stock options exercisable at December 31, 1997 have a weighted average exercise price of $.47 per share.

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), requires either the recognition of compensation expense for stock options and other stock-based compensation or supplemental disclosure of the impact such expense recognition would have had on the Company's results of operations. The Company has elected to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees and to provide the supplemental information required by SFAS No.
     123. The Company believes that the supplemental disclosures required by SFAS No. 123 are not material as net income and basic and diluted earnings per share would be decreased by less than 1% had stock-based compensation been recognized in expense under the provisions of the Statement.

9.   EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which is effective for periods ending after December 15, 1997. The Company's prior years earnings per share ("EPS") results have been restated to conform with the provisions of this Statement. Under SFAS 128, the Company has presented two earnings per share amounts. Basic EPS is calculated based on income available to common shareholders and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes additional dilution from potential common stock issuable pursuant to the exercise of stock options and a warrant outstanding. Antidilutive stock options of 657,500 for the period ended December 31, 1996 and 965,000 for the 53 weeks ended February 3, 1996 have been excluded from the calculation of diluted EPS.

                                            Income           Shares        Per-Share
                                          (Numerator)     (Denominator)      Amount
                                          -----------      -----------       -----
     Year Ended 1997
     ---------------
     Basic EPS
     Income before extraordinary item     $ 2,333,000       13,245,000       $0.18
                                                                             =====
     Effect of Dilutive Securities
     Stock options                               --            517,000
     Warrant                                     --            576,000
                                          -----------       ----------
     Diluted EPS
     Income before
        extraordinary item                $ 2,333,000       14,338,000       $0.16
                                          ===========      ===========       =====
     -----------------------------------------------------------------------------
     Period From February 4, 1996
     through December 31, 1996
     -------------------------
     Basic EPS
     Income before extraordinary item     $ 2,104,000       11,905,000       $0.18
                                                                             =====
     Effect of Dilutive Securities
     Stock options                               --              4,000
     Warrant                                     --            136,000
                                          -----------       ----------
     Diluted EPS
     Income before
        extraordinary item                $ 2,104,000       12,045,000       $0.17
                                          ===========      ===========       =====
     -----------------------------------------------------------------------------
     53 Weeks Ended February 3, 1996
     -------------------------------
     Basic EPS
     Loss before extraordinary item       $(8,057,000)      11,925,400       $(0.68)
                                                                             ======

     Effect of Dilutive Securities
     Stock options                               --               --
     Warrant                                     --               --
                                          -----------       ----------
     Diluted EPS
     Loss before
        extraordinary item                $(8,057,000)      11,925,400       $(0.68)
                                          ===========      ===========       ======

10.  TRANSACTIONS WITH RELATED PARTIES

     During the year ended December 31, 1997 and for the period from February 4, 1996 through December 31, 1996 and in the fiscal year ended February 3, 1996, rent payments of $1,045,000, $888,000 and

     $325,000, respectively, were made by ECI to a general partnership controlled by then current and former officers of ECI. These officers of ECI were never officers or directors of the Company.

11.  RETIREMENT PLANS

     The Company participates in a defined contribution plan with its subsidiary, ECI, pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate. Employer contributions are discretionary. Participants immediately vest in their own contributions and in employer contributions after seven years of service. During the year ended December 31, 1997, for the period from February 4, 1996 through December 31, 1996 and for the fiscal year ended February 3, 1996 total matching contributions of $-0-, $4,000 and $4,000, respectively, were made.

     In May 1991, a discontinued operating subsidiary of the Company terminated all of its remaining employees who participated in its pension plan. There was no net periodic pension benefit/cost for the year ended December 31, 1997, for the period from February 4, 1996 through December 31, 1996, or in the fiscal year ended February 3, 1996. Assets of the plan are invested in a U.S. government securities fund.

     The following table sets forth the funded status of the pension plan:

                                                                December 31,   December 31,
                                                                   1997            1996
     Actuarial present value of accumulated benefit
       obligation (all vested)                                   $ 61,000        $ 63,000
                                                                 ========        ========
     Plan assets at fair value                                   $163,000        $172,000
     Actuarial present value of projected benefit obligation       61,000          63,000
                                                                 --------        --------
     Plan assets in excess of projected benefit obligation        102,000         109,000
     Contingent liability                                         102,000         109,000
                                                                 --------        --------
     Prepaid pension cost                                        $   --          $   --
                                                                 ========        ========

     The benefits paid are non-earnings related; thus the projected and accumulated benefit obligations are equal. The expected long-term rate of return on assets was 7.5% and 7% as of December 31, 1997 and 1996, respectively.

12.  INCOME TAXES

     The following tables present the components of the provision (benefit) for income taxes, a reconciliation of the expected statutory Federal income tax expense (benefit) to the actual expense (benefit) and the principal items of deferred taxes.

     The (benefit) provision for income taxes is as follows:

                                              Period From
                                 Year       February 4, 1996      53 Weeks
                                Ended           Through            Ended
                             December 31,     December 31,      February 3,
                                1997              1996              1996

     Current:
       Federal               $  46,000         $    --           $    --
       State                    28,000            64,000            37,000

     Deferred:
       Federal                 (34,000)         (665,000)         (223,000)
       State                  (178,000)           85,000           121,000
                             ---------         ---------         ---------
                             $(138,000)        $(516,000)        $ (65,000)
                             =========         =========         =========

     A reconciliation of the expected statutory Federal income tax expense (benefit) and the actual expense (benefit) is summarized as follows:

                                                                                      Period From
                                                          Year     February 4, 1996     53 Weeks
                                                         Ended          Through          Ended
                                                      December 31,    December 31,    February 3,
                                                         1997            1996            1996

     Expected income tax expense (benefit)               34 %             34 %            (34)%

     Increase (decrease) in taxes resulting from:
       Non-deductible goodwill                           10                 2               6
       State and local income tax, net                    1               --                1
       Losses from foreign subsidiaries                  --                 4               8
       Change in Valuation Allowance                    (16)              --              --
       Non-recognization of NOL benefit
         and deferred tax assets                         --               --               19
       Non-taxable gain on debt forgiveness              --               (32)            --
       Recognition of NOL benefit                       (36)              (31)            --
       Non-deductible interest                           --                10             --
       Other                                              2                 9              (1)
                                                         ----             ---             ---
     Actual income tax benefit                           (6)%              (4)%            (1)%
                                                         ====             ===             ===

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's deferred tax assets and liabilities are as follows:

                                                             December 31,        December 31,
                                                                1997                 1996
     Deferred tax assets:
       Current:
         Book/tax inventory basis differences               $    270,000         $    128,000
         Customer allowances                                     456,000              480,000
         Other                                                   403,000              624,000
                                                            ------------         ------------
                                                               1,129,000            1,232,000
                                                            ------------         ------------
       Noncurrent:
         Operating loss carryforwards                         30,529,000           31,635,000
         Tax credit carryforwards                                122,000              198,000
         Alternative minimum tax credit carryforward             833,000              787,000
         Non-deductible interest                               1,154,000              793,000
         Other                                                      --                 13,000
                                                            ------------         ------------
                                                              32,638,000           33,426,000

                                                              33,767,000           34,658,000
     Valuation allowance                                     (32,711,000)         (33,835,000)
                                                            ------------         ------------
     Net deferred tax assets                                $  1,056,000         $    823,000
                                                            ============         ============
     Deferred tax liabilities:
       Intangible assets                                    $    721,000         $    747,000
       Book/tax fixed asset basis differences                     47,000                 --
                                                            ------------         ------------
     Total noncurrent deferred tax liabilities              $    768,000         $    747,000
                                                            ============         ============

     A valuation allowance is recognized for those deferred tax assets that may not be realized. At this time, the Company has determined that such valuation allowance be equal to the net deferred tax assets except for the alternative minimum tax credit carryforwards and a portion of the state net operating loss carryforwards at ECI. During the period from February 4, 1996 through December 31, 1996, the valuation allowance was reversed by $347,000, related to alternative minimum tax credit carryforwards. The alternative minimum tax credit carryforwards do not expire, and in the Company's opinion, it is more likely than not that this credit carryforward will be realized.

     Net current deferred tax assets and noncurrent deferred tax liabilities are included in prepaid expenses and other current assets, and other liabilities, respectively. Net noncurrent deferred tax assets are included in other assets.

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

     The amounts and expiration dates, if accepted, of the remaining Federal tax net operating loss carryforwards are as follows:

     1999                                                        $11,000,000
     2000                                                          9,000,000
     2001                                                          6,000,000
     2005                                                         38,000,000
     2006                                                         11,000,000
     2007                                                          3,000,000
     2008                                                          1,000,000
                                                                 -----------

                                                                 $79,000,000
                                                                 ===========

     Approximately $122,000 of investment tax and job credits, expiring from 1998 to 2000, are available as a carryforward to reduce future Federal income tax payments.

13.  COMMITMENTS AND CONTINGENCIES

     Lease Commitments - Future minimum rental payments under capital leases and noncancellable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 1997 are as follows:

                                                   Operating         Capital
      Year Ending                                   Leases           Leases
     ---------------------------------------     -----------      -----------

         1998                                    $ 2,484,000      $   114,000
         1999                                      2,109,000           76,000
         2000                                      1,301,000           32,000
         2001                                      1,215,000           26,000
         2002                                      1,206,000           26,000
         Thereafter                                1,359,000             --
                                                 -----------      -----------
     Total minimum lease payments                $ 9,674,000          274,000
                                                 ===========

     Less amount representing interest                                (36,000)
                                                                  -----------
     Present value of minimum lease payments                      $   238,000
                                                                  ===========

     The Company has various operating leases in effect primarily for outlet stores, automobiles, selling and administrative facilities and warehouse facilities. The outlet store leases expire over the next three to ten years, the selling and administrative facility leases expire over the next six years and the warehouse leases expire over the next two years. The outlet store leases contain a clause whereby the stores are assessed additional rent based on a percentage of sales. For the year ended December 31, 1997 and the period from February 4, 1996 through December 31, 1996 and in the fiscal year ended February 3, 1996 the outlet stores were not charged rent as a percentage of sales. Most of the operating leases contain a renewal option to extend the lease terms. Total rental expense under all operating leases was approximately $1,769,000, $1,885,000 and $2,326,000 for the year ended December 31, 1997, for the period from February 4, 1996 through December 31, 1996 and in the fiscal year ended February 3, 1996, respectively.

     The Company is involved in certain warehousing arrangements where charges are assessed based upon the number of units received into and shipped out of the warehouse. Total warehouse charges paid by the Company for the year ended December 31, 1997, for the period from February 4, 1996 through December 31, 1996 and in the fiscal year ended February 3, 1996 were $445,000, $261,000 and $1,498,000, respectively.

     The Company leases various office equipment under capital leases expiring over the next two to five years. As of December 31, 1997 and 1996, the current obligation payable is $98,000 and $94,000, respectively, and is included in accrued expenses and other current liabilities. The noncurrent obligation payable is $140,000 and $137,000, respectively, and is included in other liabilities.

     Equipment Financing Agreement - The Company has entered into a financing agreement with a third party for the purpose of acquiring various computer hardware and software and additional services. The terms of the agreement require the Company to make specified monthly payments over a 3-year period with payments commencing on April 2, 1996. The third party is secured by an interest in the computer hardware and software. As of December 31, 1997 and 1996, the current obligation payable is $162,000 and $149,000, respectively, and is included in the current portion of long-term debt. The noncurrent obligation payable is $43,000 and $205,000, respectively, and is included in long-term debt.

     License Agreements - The Company has been granted several licensing agreements to manufacture and distribute men's and boys' outerwear, sportswear and activewear products bearing the licensors' labels. The agreements expire at various dates through 2001. The Company is required to make minimum royalty payments, along with additional royalty payments in the range of 2.5% to 9% based on a percentage of defined sales. Royalty expenses under these licensing agreements totaled $2,480,000 in 1997 and $1,629,000 for the period from February 4, 1996 through December 31, 1996.

     The following is a schedule by year of future minimum royalty payments required under the license agreements with initial or remaining terms in excess of one year as of December 31, 1997:

     1998                                                         $1,085,000
     1999                                                          1,223,000
     2000                                                            780,000
                                                                  ----------
                                                                  $3,088,000
                                                                  ==========

     The Company has the option to renew the license agreements for an additional period based on the terms of each agreement. The following is a schedule by year of additional future minimum royalty payments required over the renewal period if the Company were to exercise its option to renew all of its license agreements:

       1998                                                       $     --
       1999                                                          113,000
       2000                                                        1,013,000
       2001                                                        1,054,000
       2002                                                        1,031,000
     Thereafter                                                    4,165,000
                                                                  ----------
                                                                  $7,376,000
                                                                  ==========

     Employment Contracts - The Company has entered into employment contracts with three of its senior executives for a period of three to four years, expiring no later than June 30, 2001. Under the agreements, the covered individuals are entitled to a specified salary over the contract period. In addition, bonuses are payable contingent upon profitability and cash flows of the Company for each period. The estimated future minimum obligation under these contracts as of December 31, 1997 is $3,896,000.

     Contingencies - The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions involving private interests. While the Company cannot quantify the outcome of any litigation, the Company is vigorously defending these claims and believes that any ultimate liability arising from these actions will not have a material adverse effect on its consolidated financial statements.

14.  SIGNIFICANT CUSTOMERS

     The percentage of net revenues from significant customers was as follows:

                                                   Period From
                                      Year       February 4, 1996    53 Weeks
                                     Ended           Through           Ended
                                  December 31,     December 31,     February 3,
                                     1997             1996             1996

     Customer 1                      10 %             34 %              34%
     Customer 2                      --               15                17
     Customer 3                      --                5                11

15.  FOURTH QUARTER RESULTS

     During the fourth quarter in the period from February 4, 1996 through December 31, 1996, the Company recorded management bonuses of $600,000 based on financial performance for this period.

     In connection with the sale of Perry Manufacturing Company, the Company realized a cumulative foreign currency translation loss of $1,108,000 associated with Perry during the fourth quarter of the period from February 4, 1996 through December 31, 1996.

16.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

17.  SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS

     In connection with the acquisition described in Note 4, the Company acquired the following net assets:

     Receivables                                               $    90,000
     Inventories                                                 3,571,000
     Prepaid expenses and other current assets                   1,170,000
     Furniture, fixtures and equipment                             327,000
     Other assets                                                  924,000
     Accounts payable                                           (3,828,000)
     Accrued expenses and other current liabilities             (1,181,000)
     Other liabilities                                             (56,000)
                                                               -----------
     Fair value of net assets acquired                         $ 1,017,000
                                                               ===========
     Total consideration                                       $ 4,373,000
                                                               ===========

18.  SUBSEQUENT EVENT

     On January 29, 1998, the Company repaid in full its remaining obligation on the New Heller Note of $1,128,000. The difference between the net carrying amount of the New Heller Note and the remaining obligation amounted to $522,000 which will be accounted for as an extraordinary gain in the first quarter of 1998. The entire carrying amount of the New Heller Note of $1,650,000 has been recorded within the current portion of long-term debt as of December 31, 1997. As a result of the repayment, Heller released its first lien on the stock of ECI.

                                     ******

ARIS INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS

-----------------------------------------------------------------------------------------------
                                                                December 31,      December 31,
                                                                    1997              1996
ASSETS:

CURRENT ASSETS:
  Cash and cash equivalents                                     $    670,000      $     89,000
  Prepaid expenses and other current assets                           54,000           649,000
                                                                ------------      ------------
           Total current assets                                      724,000           738,000

INVESTMENTS IN/ADVANCES TO SUBSIDIARIES                           36,742,000        32,714,000

PROPERTY AND EQUIPMENT - NET                                           5,000            11,000

OTHER ASSETS                                                         795,000           795,000
                                                                ------------      ------------
TOTAL ASSETS                                                    $ 38,266,000      $ 34,258,000
                                                                ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued expenses and other current liabilities                $    654,000      $  1,382,000
  Current portion of long-term debt                                2,010,000           600,000
                                                                ------------      ------------
           Total current liabilities                               2,664,000         1,982,000

OTHER LIABILITIES                                                    901,000         1,024,000

LONG-TERM DEBT (net of unamortized discount of $630,000
   and $736,000 at December 31, 1997 and 1996, respectively       16,887,000        16,497,000

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01                                       150,000           119,000
  Preferred stock, par value $.01                                       --                --
  Additional paid-in capital                                      44,752,000        44,057,000
  Accumulated deficit                                            (27,088,000)      (29,421,000)
  Cumulative translation adjustment                                     --                --
                                                                ------------      ------------
           Total stockholders' equity                             17,814,000        14,755,000
                                                                ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 38,266,000      $ 34,258,000
                                                                ============      ============

See notes to condensed financial statements.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------------
                                                                                         Period From
                                                                          Year         February 4, 1996      53 Weeks
                                                                         Ended             Through            Ended
                                                                      December 31,       December 31,       February 3,
                                                                          1997              1996               1996
                                                                      ------------      ------------       ------------
REVENUES:
  Management fees from subsidiaries                                   $  2,600,000      $  1,818,000       $  7,741,000
  Equity in earnings (losses) of subsidiaries                            3,413,000            32,000         (5,756,000)
                                                                      ------------      ------------       ------------
                                                                         6,013,000         1,850,000          1,985,000
                                                                      ------------      ------------       ------------
OPERATING COSTS:
  Selling and administrative expenses                                    1,134,000           827,000          1,466,000
  Amortization and depreciation expenses                                   676,000         1,058,000          1,412,000
                                                                      ------------      ------------       ------------
                                                                         1,810,000         1,885,000          2,878,000
                                                                      ------------      ------------       ------------
INCOME(LOSS) BEFORE INTEREST EXPENSE,
  GAIN ON SALE OF SUBSIDIARY, INCOME
  TAXES AND EXTRAORDINARY ITEM                                           4,203,000           (35,000)          (893,000)

INTEREST EXPENSE                                                        (1,821,000)       (4,991,000)        (7,060,000)

SALE OF SUBSIDIARY
  Gain on sale of Perry Manufacturing Company                                 --           7,786,000               --
  Realization of cumulative foreign currency
     translation loss                                                         --          (1,108,000)              --
                                                                      ------------      ------------       ------------
INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                                                 2,382,000         1,652,000         (7,953,000)

INCOME TAX EXPENSE(BENEFIT)                                                 49,000          (452,000)           104,000
                                                                      ------------      ------------       ------------
INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                                                     2,333,000         2,104,000         (8,057,000)

EXTRAORDINARY ITEM:
  Gain on debt extinguishment                                                 --          10,862,000               --
                                                                      ------------      ------------       ------------
NET INCOME (LOSS)                                                     $  2,333,000      $ 12,966,000       $ (8,057,000)
                                                                      ============      ============       ============

                                                                     (Continued)

See notes to condensed financial statements.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------------------
                                                                                         Period From
                                                                          Year        February 4, 1996       53 Weeks
                                                                         Ended            Through             Ended
                                                                      December 31,      December 31,        February 3,
                                                                          1997              1996               1996
                                                                      ------------      ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $  2,333,000      $ 12,966,000       $ (8,057,000)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                                          676,000         1,058,000          1,412,000
    Interest in undistributed equity (earnings) losses
       of subsidiaries                                                  (3,413,000)          (32,000)         5,756,000
    Gain on sale of Perry                                                     --          (7,786,000)              --
    Gain on debt forgiveness                                                  --         (10,862,000)              --
    Cumulative translation adjustment                                         --           1,108,000               --
    Capitalized interest                                                 1,830,000         1,424,000               --
    Deferred income tax benefit                                            (26,000)         (544,000)           (26,000)
    Change in assets and liabilities                                      (795,000)       (1,741,000)           628,000
                                                                      ------------      ------------       ------------
           Net cash provided by (used in)  operating activities            605,000        (4,409,000)          (287,000)
                                                                      ------------      ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                        --              (4,000)            (4,000)
  Net proceeds from sale of Perry                                             --          40,145,000               --
                                                                      ------------      ------------       ------------
           Net cash provided by (used in) investing activities                --          40,141,000             (4,000)
                                                                      ------------      ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of Heller debt                                                   (15,000)      (40,857,000)              --
  Principal payments of long-term debt                                     (15,000)             --             (500,000)
  Proceeds from issuance of long-term debt                                    --           3,528,000               --
  Purchase of common stock                                                    --              (4,000)              --
  Proceeds from exercise of stock options                                    6,000              --                 --
                                                                      ------------      ------------       ------------
           Net cash used in financing activities                           (24,000)      (37,333,000)          (500,000)
                                                                      ------------      ------------       ------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                         581,000        (1,601,000)          (791,000)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                       89,000         1,690,000          2,481,000
                                                                      ------------      ------------       ------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                       $    670,000      $     89,000       $  1,690,000
                                                                      ============      ============       ============
CASH PAID DURING THE YEAR FOR:
  Interest                                                            $       --        $  1,477,000       $  6,907,000
                                                                      ============      ============       ============
  Income taxes                                                        $     24,000      $     30,000       $    110,000
                                                                      ============      ============       ============

                                                                     (Continued)

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

2.   DEBT MATURITIES

     New Heller Note - On June 30, 1993, the Company entered into a Senior Secured Note Agreement with Heller Financial, Inc. ("Heller") pursuant to which Heller received a note in the original principal amount of $50,857,000 to be repaid over seven years, with interest at 2% over prime. Heller retained a pledge of the Company's stock (but not the assets) in ECI and Perry.

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

     On January 29, 1998, the Company repaid in full its remaining obligation on the New Heller Note of $1,128,000. The difference between the net carrying amount of the New Heller Note and the remaining obligation amounted to $522,000 which will be accounted for as an extraordinary gain in the first quarter of 1998. The entire carrying amount of the New Heller Note of $1,650,000 has been recorded within the current portion of long-term debt as of December 31, 1997. As a result of the repayment, Heller released its first lien on the stock of ECI.

     Apollo Note - On June 30, 1993, the Company entered into a Series B Junior Secured Note Agreement with Apollo Aris Partners, L.P. and its affiliate AIF-II, L.P. ("Apollo") pursuant to which Apollo received a $7.5 million note bearing interest at 13% per annum (the "Apollo Note"). Apollo shared with BNY Financial Corporation ("BNY") a second lien on the stock of ECI. The Apollo Note is required to be paid in two equal installments payable on November 3, 2001 and 2002. The Apollo Note contains certain affirmative and negative covenants on the operation of the Company. Pursuant to the Debt Registration Rights Agreement entered into on June 30, 1993 between the Company and Apollo, Apollo and one transferee are entitled to require the Company twice to register the offer and sale of the Apollo Note under Federal and applicable state securities laws, and at the request of Apollo or such transferee, to negotiate with such party in good faith to convert the Apollo Notes into registered notes issued pursuant to a trust indenture.

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

     In addition, on November 3, 2002, the Company is obligated to pay AIF-II $2,396,000 representing the quarterly interest payments accruing for the period November 1, 1995 through December 31, 1997, which were not and will not be paid in cash and instead added to the principal of the AIF-II Note.

     BNY Note - On June 30, 1993, the Company entered into a Series A Junior Secured Note Agreement with BNY pursuant to which BNY received a nine-year, $7 million note, bearing interest at a rate of 7% per annum (the "BNY Note"). BNY shared with Apollo a second lien on the stock of ECI. On September 12, 1997, the Company and BNY entered into an amendment of the BNY Note Agreement providing that (1) scheduled interest accruing under the BNY Note Agreement for the period February 1, 1996 through January 31, 1998 was not and will not be paid in cash and instead shall be added to principal and shall be payable on November 3, 2002, (2) scheduled interest under the BNY Note Agreement accruing for periods commencing February 1, 1998 will be made in cash on quarterly payment dates commencing May 4, 1998 and (3) the principal on the BNY Note Agreement of $300,000 otherwise due November 3, 1997 shall be rescheduled and paid quarterly in installments of $15,000 each on the last day of each calendar quarter commencing on December 31, 1997, with any remaining balance due on November 3, 2002. The remaining principal of BNY's note is required to be paid in five annual installments, payable on November 3 of each year commencing in 1998 as follows:

     1998                                                      $  360,000
     1999                                                         560,000
     2000                                                         660,000
     2001                                                       1,160,000
     2002                                                       5,256,000

     In addition, on November 3, 2002, the Company is obligated to pay BNY $996,000 representing the quarterly interest payments accruing for the period February 1, 1996 through December 31, 1997, which were not and will not be paid in cash and instead added to the principal of the BNY Note .The BNY note contains certain affirmative and negative covenants on the operations of the Company. The Company was in compliance with these covenants at December 31, 1997.

     BNY and AIF-II's shared second lien on the stock of ECI became a shared first lien upon the repayment of the New Heller Note on January 29, 1998. BNY and AIF-II will also share in mandatory prepayments based upon 50% of certain "excess cash flows" as defined in the Company's note agreements with BNY and AIF-II.

     Future maturities of long-term debt are as follows:

     Year Ending
     December 31,

        1998                                             $ 2,010,000
        1999                                                 560,000
        2000                                                 660,000
        2001                                               4,910,000
        2002                                              11,387,000
                                                         -----------
                                                         $19,527,000
                                                         ===========

3.   SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING TRANSACTIONS

     On July 15, 1997, the Company contributed 3 million restricted shares of its common stock, par value $.01, to its wholly-owned subsidiary, ECI Sportswear, Inc. The value assigned to these shares was $720,000. The effect of this transaction was an increase to investments in/advances to subsidiaries of $720,000, common stock of $30,000 and additional paid-in capital of $690,000.

4.   SUBSEQUENT EVENT

     On January 29, 1998, the Company repaid in full its remaining obligation on the New Heller Note of $1,128,000. The difference between the net carrying amount of the New Heller Note and the remaining obligation amounted to $522,000 which will be accounted for as an extraordinary gain in the first quarter of 1998. The entire carrying amount of the New Heller Note of $1,650,000 has been recorded within the current portion of long-term debt as of December 31, 1997. As a result of the repayment, Heller released its first lien on the stock of ECI.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
Column A                                    Column B         Column C         Column D               Column E
--------------------------------------------------------------------------------------------------------------
                                                           Additions -
                                           Balance at      Charged to                                Balance
                                           Beginning       Costs and                                at End of
Classification                             of Period        Expenses         Deductions              Period
  Year ended December 31, 1997:
  Allowance for sales
     returns and discounts                $ 1,803,000      $ 2,738,000      $ 2,709,000(1)       $ 1,832,000

  Inventory reserve for obsolescence             --            268,000             --  (2)           268,000

  Reserve for price allowances                961,000          732,000          813,000(1)           880,000
                                          -----------      -----------      -----------          -----------
                                          $ 2,764,000      $ 3,738,000      $ 3,522,000          $ 2,980,000
                                          ===========      ===========      ===========          ===========
Period from February 4, 1996 through
  December 31, 1996:
  Allowance for sales
     returns and discounts                $ 2,273,000      $ 3,930,000      $ 4,400,000(1)(3)    $ 1,803,000

  Inventory reserve for obsolescence          939,000             --            939,000(2)(3)           --

  Reserve for price allowances                886,000          964,000          889,000(1)           961,000
                                          -----------      -----------      -----------          -----------
                                          $ 4,098,000      $ 4,894,000      $ 6,228,000          $ 2,764,000
                                          ===========      ===========      ===========          ===========
53 weeks ended February 3, 1996:
  Allowance for sales
     returns and discounts                $   496,000      $ 8,894,000      $ 7,117,000(1)       $ 2,273,000

  Inventory reserve for obsolescence        1,041,000          515,000          617,000(2)           939,000

  Reserve for price allowances                   --            886,000             --                886,000
                                          -----------      -----------      -----------          -----------
                                          $ 1,537,000      $10,295,000      $ 7,734,000          $ 4,098,000
                                          ===========      ===========      ===========          ===========

(1)  Returns, discounts and allowances taken.
(2)  Inventory written off.
(3)  Sale of Perry Manufacturing Company