Form 10-Q
period 1998-03-31
ARIS INDUSTRIES INC
filed 1998-05-18
CIK 100979

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter ended                           (Commission File Number): 1-4814
March 31, 1998


                              ARIS INDUSTRIES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             New York                               22-1715274
   -------------------------------              ------------------
   (State or other jurisdiction of                (IRS Employer
    incorporation or organization)              Identification No.)

                   475 FIFTH AVENUE, NEW YORK, NEW YORK 10017
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                      YES [X]        NO [ ]

Number of shares of Common Stock outstanding         14,905,044
At March 31, 1998

================================================================================

                              ARIS INDUSTRIES, INC.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements

         a. Consolidated Balance Sheets as of March 31, 1998,
            December 31, 1997 and March 31, 1997                           3

         b. Consolidated Statements of Operations for the Three
            Months Ended March 31, 1998 and March 31, 1997                 4

         c. Consolidated Statements of Cash Flows for the Three
            Months Ended March 31, 1998 and March 31, 1997                 5

         d. Condensed Notes to Consolidated Financial Statements           6

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           12

PART II. OTHER INFORMATION

    Item 1. Legal Proceedings                                             19

    Item 2. Changes in Securities                                         19

    Item 3. Defaults upon Senior Securities                               19

    Item 4. Submission of Matters to a Vote of Security Holders           19

    Item 5. Other Information                                             19

    Item 6. Exhibits and Reports on Form 8-K                              19

SIGNATURES                                                                20

                              ARIS INDUSTRIES, INC.
                                AND SUBSIDIARIES

CONSOLIDATED  BALANCE  SHEETS

                                                                       March 31,     December 31,   March 31,
                                                                         1998            1997         1997
ASSETS                                                                (Unaudited)     (Audited)    (Unaudited)
                                                                      -----------    -----------   -----------
CURRENT ASSETS:
   Cash and cash equivalents                                          $ 1,146,000    $ 1,372,000      $419,000
   Receivables                                                         19,155,000     26,274,000    14,506,000
   Inventories                                                         21,721,000     19,498,000     3,629,000
   Prepaid expenses and other current assets                            2,033,000      2,215,000     1,795,000
                                                                      -----------    -----------   -----------
                   Total current assets                                44,055,000     49,359,000    20,349,000

PROPERTY, PLANT AND EQUIPMENT, NET                                      1,459,000      1,463,000     1,219,000

OTHER ASSETS                                                            2,671,000      2,718,000     1,188,000

GOODWILL                                                               20,086,000     20,297,000    17,454,000
                                                                      -----------    -----------   -----------
                                                                      $68,271,000    $73,837,000   $40,210,000
                                                                      ===========    ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Trade acceptances payable                                           $2,132,000     $6,292,000      $294,000
   Accounts payable - trade                                             3,253,000      3,024,000     1,262,000
   Accrued expenses and other current liabilities                       6,170,000      7,528,000     3,631,000
   Current portion of long term debt                                      526,000      2,172,000       752,000
   Line of credit payable                                              21,150,000     18,605,000     2,000,000
                                                                      -----------    -----------   -----------
                Total current liabilities                              33,231,000     37,621,000     7,939,000

OTHER LIABILITIES                                                       1,415,000      1,472,000     1,555,000

LONG TERM DEBT,  LESS CURRENT PORTION                                  17,053,000     16,930,000    16,823,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, par value $.01: 50,000,000 shares authorized;
     issued and outstanding 14,905,044 at March 31, 1998 and
     December 31, 1997,  11,852,544 at March 31, 1997                     150,000        150,000       119,000
   Additional paid-in capital                                          44,752,000     44,752,000    44,057,000
   Accumulated deficit                                                (28,330,000)   (27,088,000)  (30,283,000)
                                                                      -----------    -----------   -----------

                Total stockholders' equity                             16,572,000     17,814,000    13,893,000
                                                                      -----------    -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $68,271,000    $73,837,000   $40,210,000
                                                                      ===========    ===========   ===========

            See condensed notes to consolidated financial statements

                              ARIS INDUSTRIES, INC.
                                AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF OPERATIONS  (UNAUDITED)

                                                      Three           Three
                                                   Months Ended    Months Ended
                                                     March 31,       March 31,
                                                       1998            1997
                                                   ------------    ------------

NET REVENUES                                       $ 17,825,000    $ 14,447,000
                                                   ------------    ------------
OPERATING COSTS:
Cost of sales                                        12,420,000       9,780,000
Selling and administrative                            6,402,000       5,064,000
                                                   ------------    ------------
TOTAL OPERATING COSTS                                18,822,000      14,844,000
                                                   ------------    ------------

LOSS BEFORE INTEREST AND DEBT EXPENSE,
   INCOME TAXES AND EXTRAORDINARY ITEM                 (997,000)       (397,000)

INTEREST AND DEBT EXPENSE, NET                          851,000         457,000
                                                   ------------    ------------
LOSS BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                                (1,848,000)       (854,000)

INCOME TAX  (BENEFIT) EXPENSE                           (84,000)          8,000
                                                   ------------    ------------
LOSS BEFORE EXTRAORDINARY ITEM                       (1,764,000)       (862,000)

EXTRAORDINARY ITEM:
   Gain on debt forgiveness                             522,000            --
                                                   ------------    ------------
NET LOSS                                           ($ 1,242,000)   ($   862,000)
                                                   ============    ============
PER SHARE DATA:
   Weighted average shares outstanding - Basic       14,905,044      11,852,544
   Weighted average shares outstanding - Diluted     16,509,219      12,658,969

BASIC EARNINGS PER SHARE:
      Loss before extraordinary item               ($      0.12)   ($      0.07)
      Extraordinary item                                   0.04            0.00
                                                   ------------    ------------
Net Loss                                           ($      0.08)   ($      0.07)
                                                   ============    ============

DILUTED EARNINGS PER SHARE:
      Loss before extraordinary item               ($      0.11)   ($      0.07)
      Extraordinary item                                   0.03            0.00
                                                   ------------    ------------
Net Loss                                           ($      0.08)   ($      0.07)
                                                   ============    ============

See condensed notes to consolidated financial statements

                              ARIS INDUSTRIES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              Three            Three
                                                                           Months Ended     Months Ended
                                                                             March 31,        March 31,
                                                                               1998             1997
                                                                           ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                ($1,242,000)       ($862,000)

   Adjustments to reconcile net loss to net cash
     used in operating activities:
        Depreciation and amortization                                          404,000          322,000
        Capitalized interest                                                   151,000          135,000
        Forgiveness of debt                                                   (522,000)            --
   Change in assets and liabilities :
        Decrease / (increase) in receivables                                 7,119,000       (7,182,000)
        (Increase) / decrease in inventories                                (2,223,000)       5,605,000
        Decrease in prepaid expenses and other current assets                  182,000          181,000
        Decrease in other assets                                                13,000             --
        Decrease in trade acceptances payable                               (4,160,000)      (5,308,000)
        Increase in accounts payable - trade                                   229,000          340,000
        Decrease in accrued expenses and other current liabilities          (1,358,000)        (866,000)
        Decrease in other liabilities                                          (50,000)         (66,000)
                                                                           -----------       ----------
             Total Adjustments                                                (215,000)      (6,839,000)
                                                                           -----------       ----------
                       Net cash used in operating activities                (1,457,000)      (7,701,000)
                                                                           -----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                       (133,000)        (122,000)
                                                                           -----------       ----------
                       Net cash used in investing activities                  (133,000)        (122,000)
                                                                           -----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                                     (1,181,000)         (36,000)
   Net proceeds / (repayments) on bank line of credit                        2,545,000        2,000,000
                                                                           -----------       ----------
                       Net cash provided by financing activities             1,364,000        1,964,000

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (226,000)      (5,859,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               1,372,000        6,278,000
                                                                           -----------       ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $1,146,000         $419,000
                                                                           ===========       ==========

CASH PAID DURING THE YEAR FOR:
   Interest                                                                   $500,000          $19,000
   Income Taxes                                                                 26,000           31,000


            See condensed notes to consolidated financial statements

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheets as of March 31, 1998 and March 31, 1997, the consolidated statements of operations for the three months ended March 31, 1998 and March 31, 1997, and the consolidated statements of cash flows for the three months ended March 31, 1998 and March 31, 1997 were all prepared by the Company without audit. In management's opinion, adjustments consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in cash flows for these periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or abridged in this submission. It is suggested, therefore, that these consolidated statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The operating results for the three months ended March 31, 1998 are not necessarily indicative of the operating results for the year ending December 31, 1998.

Effective July 15, 1997, ECI Sportswear, Inc. ("ECI Sportswear"), an indirect wholly owned subsidiary of the Company, acquired substantially all of the assets of Davco Industries, Inc. ("Davco"), a maker of mens' and boys' activewear, swimwear, loungewear and some sportswear products sold under the "Perry Ellis America" and/or "Perry Ellis" labels, "Jeffrey Banks" mens' sportswear, "FUBU" boy's sportswear, activewear and outerwear and "Members Only" mens' and boys' sportswear and loungewear. The operating results for ECI Sportswear are included in the Company's results of operations for the three month period ended March 31, 1998.

2. DEBT SERVICE

The Company's long-term indebtedness consists of the debt obligations of the Company to BNY Financial Corporation ("BNY") and AIF-II, L.P., a Delaware limited partnership and an affiliate of Apollo Advisors, L.P. ("AIF II"). On January 29, 1998, the Company repaid in full all of its remaining debt obligations to Heller Financial, Inc. ("Heller"). Such payment amounted to $1,128,000, which included accrued interest through the date of repayment.In addition, the Company recorded an extraordinary gain on the early extinguishment of the Heller debt in the amount of $522,000.

o On June 30, 1993, the Company entered into a Series A Junior Secured Note Agreement with BNY, pursuant to which BNY received a $7 million note, bearing interest at a rate of 7% per annum, with a final maturity date of November 3, 2002. BNY shares with AIF II a first lien on the stock of ECI. On September 12, 1997, the Company and BNY entered into an amendment of the BNY Note Agreement providing that
     (1) scheduled interest accruing under the BNY Note Agreement for the period February 1, 1996 through January 31, 1998 was not and will not be paid in cash and instead shall be added to principal and shall be payable on November 3, 2002, (2) scheduled interest under the BNY Note Agreement accruing for the periods commencing February 1, 1998 will be made in cash on quarterly payment dates commencing May 4, 1998 and (3) the principal on the BNY Note Agreement of $300,000 otherwise due November 3, 1997 shall be rescheduled and paid quarterly in installments of $15,000 each on the last day of each calendar quarter commencing on December 31, 1997, with any remaining balance due on November 3, 2002. The remaining principal of BNY's note is required to be paid in five annual installments, payable on November 3 of each year commencing in 1998 as follows:

                        YEAR              AMOUNT
                        ----            ----------
                        1998            $  300,000
                        1999               500,000
                        2000               600,000
                        2001             1,100,000
                        2002             4,200,000

     In addition, on November 3, 2002, the Company is obligated to pay BNY $1,042,000, representing the quarterly interest payments accruing for the period February 1, 1996 through January 31, 1998, which were not and will not be paid in cash and instead added to the principal of the BNY Note.

o On June 30, 1993 the Company entered into a Series B Junior Secured Note Agreement with AIF-II, pursuant to which AIF-II received a $7.5 million note bearing interest at 13% per annum. AIF-II shares with BNY a first lien on the stock of ECI. On September 12, 1997, the Company and AIF-II entered into an amendment of the AIF-II Note Agreement providing that (1) scheduled interest accruing under the AIF-II Note Agreement for the period November 1, 1995 through January 31, 1998 was not and will not be paid in cash and instead shall be added to principal and shall be payable on November 3, 2002 and (2) scheduled interest under the AIF-II Note Agreement accruing for periods commencing February 1, 1998 will be made in cash on quarterly payment dates commencing May 4, 1998. Principal of AIF-II's note is required to be paid in two equal installments payable on November 3 in each of 2001 and 2002.

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

4. INVENTORIES

                           MARCH 31       DECEMBER 31     MARCH 31
                             1998             1997          1997
                           --------       -----------     --------
                                         (IN THOUSANDS)

     Finished goods        $ 21,721        $19,498        $3,629
     Work-in process           -0-            -0-           -0-
     Raw materials             -0-            -0-           -0-
                           --------        -------        ------
                           $ 21,721        $19,498        $3,629
                           ========        =======        ======


5. ACQUISITIONS

Effective July 15, 1997, ECI Sportswear, Inc. ("ECI Sportswear"), an indirect wholly owned subsidiary of the Company, acquired substantially all of the assets of Davco Industries, Inc. ("Davco"), at that time a maker of mens' and boys' activewear, swimwear, loungewear and some sportswear products sold under the "Perry Ellis America" and/or "Perry Ellis" labels and mens' sportswear sold under the "Jeffrey Banks" label. The aggregate purchase price, inclusive of acquisition costs, paid by ECI Sportswear for such assets of $4,373,000 consisted of (a) the issuance to Davco of 3,000,000 shares of restricted Common Stock of the Company valued at $720,000 and (b) a contingent cash purchase price to Davco to be computed as the pre-tax net income of the Davco apparel business as owned by ECI Sportswear from the closing date through December 31, 1997 (subject to certain adjustments), but not to exceed a maximum payment of $3,600,000, such cash amount payable subsequent to issuance of the Company's December 31, 1997 audited financial statements. On the closing date, ECI Sportswear paid to Davco $500,000 as an advance towards the contingent cash purchase price and ECI Sportswear paid an additional advance of $81,000 following completion of ECI Sportswear's third fiscal quarter ending September 30, 1997. The acquisition was accounted for as a purchase and, accordingly, operating results of this business subsequent to the date of acquisition were included in the Company's consolidated financial statements. The purchase price was allocated based on estimated fair values at the date of acquisition. This resulted in an excess of purchase price over net assets acquired of $3,356,000, which has been recognized as goodwill and is being amortized on a straight-line basis over 20 years. ECI Sportswear is a wholly-owned subsidiary of Europe Craft Imports, Inc.("ECI").

The total contingent cash purchase price for the Davco assets derived from ECI Sportswears December 31, 1997 financial statements, was $3,483,000. On April 10, 1998, the Company paid $2,660,000 in respect of the contingent purchase price for the Davco assets, after deducting advances previously paid of $581,000 and reserves for purchase price adjustments of $242,000.

The following unaudited pro forma consolidated results of operations for the three months ended March 31, 1997 are presented as if the acquisition of Davco's assets had been made at the beginning of such period. The unaudited consolidated results of operations for the three months ended March 31, 1998 are presented for comparison. Pro forma adjustments have been made to include the effects of amortization of goodwill and intangible assets. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the purchase been made during the period presented or the future results of the combined operations.

--------------------------------------------------------------------------------
                                          Three Months            Three Months
                                              Ended                   Ended
                                          March 31, 1997         March 31, 1998
                                           (Pro Forma)              (Actual)
--------------------------------------------------------------------------------
Net Revenues .........................     $24,282,000            $17,825,000
Gross Profit..........................       7,031,000              5,405,000
Income (loss) before
  taxes and extraordinary item .......         (45,000)            (1,849,000)

Income tax expense ...................          32,000                (84,000)
Net income (loss).....................         (77,000)            (1,242,000)
Basic Earnings (loss) per share.......           (0.01)                 (0.08)
Diluted Earnings (loss) per share ....           (0.01)                 (0.08)
--------------------------------------------------------------------------------

6. INCOME TAXES

Due to significant net operating loss carryforwards, the Company does not anticipate paying any federal income taxes for the year ending December 31, 1998, except for the alternative minimum income tax which was part of the 1986 Tax Reform Act.

A valuation allowance is recognized for those deferred tax assets that may not be realized. At this time, the Company has determined that such a valuation allowance be equal to the gross federal deferred tax asset, except for the alternative minimum tax credit carryforwards and a portion of the state net operating loss carryforwards at ECI and ECI Sportswear. The alternative minimum tax credit carryforwards do not expire, and in the Company's opinion, it is more likely than not that these credit carryforward will be realized.

7. PER SHARE DATA

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which was effective for periods ending after December 15, 1997. The Company's prior years earnings per share ("EPS") results have been restated to conform with the provisions of this Statement. Under SFAS 128, the Company has presented two earnings per share amounts. Basic EPS is calculated based on income available to common shareholders and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes additional dilution from potential common stock issuable pursuant to the exercise of stock options and a warrant outstanding.

--------------------------------------------------------------------------------
                                      Income            Shares       Per-Share
                                    (Numerator)      (Denominator)    Amount
--------------------------------------------------------------------------------
Quarter Ended 3/31/98
Basic EPS
Loss before extraordinary item .... $(1,765,000)      14,905,044      $(0.12)

Effect of Dilutive Securities

Stock Options .....................        --          1,023,208

Warrants ..........................        --            580,967
                                    -----------       ----------
Diluted EPS Loss before
  extraordinary item .............. $(1,765,000)      16,509,219      $(0.11)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                     Income             Shares       Per-Share
                                    (Numerator)      (Denominator)    Amount
--------------------------------------------------------------------------------
Quarter Ended 3/31/97
Basic EPS
Loss before extraordinary item .... $  (862,000)      11,852,544      $(0.07)

Effect of Dilutive Securities

Stock Options .....................        --            234,783

Warrants ..........................        --            571,642
                                    -----------       ----------
Diluted EPS Loss before
  extraordinary item .............  $  (862,000)      12,658,969      $(0.07)
--------------------------------------------------------------------------------

8. CONTINGENCIES

The Company and/or its subsidiaries, in the ordinary course of their business, from time to time may be the subject of, or a party to, various legal actions involving private interests. While the Company cannot guaranty the outcome of any litigation, the Company and/or its subsidiaries believe that any ultimate liability arising from any such actions which may be pending will not have a material adverse effect on its consolidated financial position, results of operations or cash flows at March 31, 1998.

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

o Retail organizations in the apparel industry have undergone reorganizations, bankruptcy liquidations, downsizing and/or cessation of business, and others have suffered credit difficulties whereby factors delay or deny credit to such retail organizations. As a result, the Company may experience difficulty in obtaining factoring and credit approval on certain customers.

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

o Increasingly, retail customers of the Company are ordering their products closer to the actual delivery date and selling season. In order for suppliers to deliver such products on time, they must often now commit to production in advance of obtaining firm orders from their retail customers.

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

o At present, political instability in some countries, like Indonesia, where the Company sources, could have an impact on timely completion or delivery of finished products.

o A large proportion of the Company's products are manufactured in Asia by independent contractors, whose businesses, finances and credit could be seriously impaired by the Asian economic crises which commenced in the latter half of 1997 and has continued into the first half of 1998. If there were a sustained loss of the Company's Asian sources of supply, the Company's business would be materially adversely affected. The Company is unable to predict the impact of the Asian economic crises on particular Asian countries where the Company sources its products or particular contractors within those countries. The "Members Only" licensee for apparel products to be sold in the territory of the People's Republic of China, Hong Kong and Macau has maintained domestic production for such markets, but has ceased manufacturing products for export; there are no assurances that such licensee will be capable of continuing domestic production for its Chinese licensed territory.

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

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company had working capital of approximately $10,824,000 as compared to $11,738,000 at December 31, 1997 and $12,410,000 at
March 31, 1997. The decrease in working capital from December 31, 1997 to March 31, 1998 is due to funding the Company's operating loss in the first three months offset by the extraordinary gain of $522,000 recorded by the Company in connection with the early extinguishment the New Heller Note. During this period, the Company financed its capital expenditures principally through internally generated funds and credit facilities.

The Company's interest payments to its secured lenders, BNY Financial Corp. ("BNY") and AIF II, L.P. ("AIF-II") scheduled for the period January 1, 1998 through January 31, 1998 were paid in kind pursuant to amendments to the Company's loan agreements with such lenders. The Company's interest payments to BNY and AIF-II scheduled for the period February 1 through April 30, 1998 were paid in cash on May 1, 1998.

On January 29, 1998, the Company repaid in full all principal and interest of the Company's debt obligations to Heller Financial, Inc. ("Heller").

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

On May 15, 1998, the Company's operating subsidiaries renewed their working capital credit facilities for the period through April 15, 1999. The working capital facilities impose limitations on the level of borrowings at different times during the year, require the operating subsidiaries to maintain certain levels of net worth during the year, contain other covenants and reporting requirements, and place certain limitations on the upstreaming of funds from the operating subsidiaries to the Company. The Company believes that if the operating subsidiaries achieve their business plans, sufficient funds may be upstreamed to enable the Company to make scheduled payments to BNY and AIF-II during the year ended December 31, 1998. If the operating subsidiaries do not achieve their business plans, or the working capital lender does not permit the upstreaming of funds in sufficient amounts, or the Company otherwise did not have sufficient cash resources to make scheduled payments to BNY and AIF-II on payment dates commencing August 3, 1998, the Company would intend to discuss with BNY and AIF-II the renegotiation of required payments so as to be in compliance with its agreements with such lenders. While such lenders have in the past granted consents to the payment of scheduled interest in kind rather than in cash, and/or the deferral of interest payments and principal amortization, there are no assurances that the Company will be able to obtain such consents in the future. If, under such circumstances, the Company cannot obtain such consents or a renegotiation of payment schedules, the Company could on quarterly payment dates from and after August 3,

1998, be in default of its obligations to such lenders.

Effective July 15, 1997, ECI Sportswear, an indirect wholly owned subsidiary of the Company, acquired substantially all of the assets of Davco Industries, Inc. ("Davco"), at that time a maker of mens' and boys activewear, swimwear, loungewear and some sportswear proeucts sold under the "Perry Ellis America" and/or "Perry Ellis" labels, and mens' sportswear sold under the "Jeffrey Banks" label. The acquisition was accounted for as a purchase. The aggregate purchase price paid by ECI Sportswear of $4,373,000 for such assets consisted of (a) the issuance to Davco of 3,000,000 shares of restricted Common Stock of the Company valued at $720,000 and (b) a contingent cash purchase price computed as the pre-tax net income of the Davco apparel business as owned by ECI Sportswear from the closing date through December 31, 1997 (subject to certain adjustments), but not to exceed a maximum payment of $3,600,000. Such contingent cash amount is payable subsequent to the issuance of the Company's December 31, 1997 audited financial statements. On the closing date, ECI Sportswear paid to Davco $500,000 as an advance towards the contingent cash purchase price and ECI Sportswear paid an additional advance of $81,000 following completion of ECI Sportswear's third fiscal quarter ending September 30, 1997. The total contingent cash purchase price payable to Davco, derived from ECI Sportswears' December 31, 1997 financial statements, was $3,483,000. On April 10, 1998, the Company paid $2,660,000 in respect of the contingent purchase price for the acquisition of assets from Davco, after deducting advances previously paid of $581,000 and reserves for purchase price adjustments of $242,000. ECI Sportswear's source of funds for the cash payments of the purchase price were its internally generated funds and working capital credit lines.

DEBT SERVICE AND CAPITAL NEEDS

The Company's long-term indebtedness consists of the debt obligations of the Company to BNY Financial Corporation ("BNY") and AIF-II, L.P., a Delaware limited partnership and an affiliate of Apollo Advisors, L.P. ("AIF II"). On January 29, 1998, the Company repaid in full all of its remaining debt obligations to Heller Financial, Inc. ("Heller"). Such payment amounted to $1,128,000, inclusive of accrued interest through the date of repayment.

o On June 30, 1993, the Company entered into a Series A Junior Secured Note Agreement with BNY, pursuant to which BNY received a $7 million note, bearing interest at a rate of 7% per annum, with a final maturity date of November 3, 2002. BNY shares with AIF II a first lien on the stock of ECI. On September 12, 1997, the Company and BNY entered into an amendment of the BNY Note Agreement providing that (1) scheduled interest accruing under the BNY Note Agreement for the period February 1, 1996 through January 31, 1998 was not and will not be paid in cash and instead shall be added to principal and shall be payable on November 3, 2002, (2) scheduled interest under the BNY Note Agreement accruing for the periods commencing February 1, 1998 will be made in cash on quarterly payment dates commencing May

     4, 1998 and (3) the principal on the BNY Note Agreement of $300,000 otherwise due November 3, 1997 shall be rescheduled and paid quarterly in installments of $15,000 each on the last day of each calendar quarter commencing on December 31, 1997, with any remaining balance due on November 3, 2002. The remaining principal of BNY's note is required to be paid in five annual installments, payable on November 3 of each year commencing in 1998 as follows:

                        YEAR               AMOUNT
                        ----             ----------
                        1998             $  300,000
                        1999                500,000
                        2000                600,000
                        2001              1,100,000
                        2002              4,200,000

     In addition, on November 3, 2002, the Company is obligated to pay BNY $1,042,000, representing the quarterly interest payments accruing for the period February 1, 1996 through January 31, 1998, which were not and will not be paid in cash and instead added to the principal of the BNY Note.

o On June 30, 1993 the Company entered into a Series B Junior Secured Note Agreement with AIF-II, pursuant to which AIF-II received a $7.5 million note bearing interest at 13% per annum. AIF-II shares with BNY a first lien on the stock of ECI. On September 12, 1997, the Company and AIF-II entered into an amendment of the AIF-II Note Agreement providing that (1) scheduled interest accruing under the AIF-II Note Agreement for the period November 1, 1995 through January 31, 1998 was not and will not be paid in cash and instead shall be added to principal and shall be payable on November 3, 2002 and (2) scheduled interest under the AIF-II Note Agreement accruing for periods commencing February 1, 1998 will be made in cash on quarterly payment dates commencing May 4, 1998. Principal of AIF-II's note is required to be paid in two equal installments payable on November 3 in each of 2001 and 2002.

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

RESULTS OF OPERATIONS

NET INCOME

The Company reported a net loss of $1,242,000, inclusive of an extraordinary gain in the amount of $522,000 recorded on the early extinguishment of the New Heller Note, which was paid off on January 29, 1998, for the three month period ended March 31, 1998, compared to a net loss of $862,000 for the three month period ended March 31, 1997. The decrease in profitability was primarily due to reduced sales and margins at ECI which were the result of a poor fall selling season at many retailers and specialty stores who had carryover inventory and therefore reduced their spring season purchases of higher margin "Perry Ellis America" outerwear offset by the continued strong performance of the Company's own Members Only brand.

REVENUE

The Company's revenues increased from $14,447,000 during the three months ended March 31, 1997 to $17,825,000 during the three months ended March 31, 1998. The revenue increase was due to the inclusion of ECI Sportswear's revenues of $6,883,000 in the current year offset by a decrease in ECI's revenues of $3,505,000. ECI Sportswear acquired the assets of Davco on July 15, 1997. ECI's revenues were impacted by a poor fall selling season at many retailers and specialty stores who had carryover inventory and therefore reduced their spring season purchases of "Perry Ellis America" lines offset by the continued strong performance of the Company's own Members Only brand.

COST OF SALES

Costs of Sales for the three months ended March 31, 1998 as a percentage of revenue was 69.7% compared to 67.7% for the three months ended March 31, 1997. Cost of Sales were also impacted by a poor fall selling season at many retailers and specialty stores who had carryover inventory and therefore reduced their spring season purchases of higher margin "Perry Ellis America" business offset by the continued strong performance of the Company's own Members Only brand which historically is sold at lower margins.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and Administrative expenses as a percentage of revenues for the three month period ended March 31, 1998 were 35.9% compared to 35.1% for the three period ended March 31, 1997. The increase for the three month period ended March 31, 1998 in Selling and Administrative expenses as a percentage of revenue was predominantly due to the fixed nature of the Company's expense structure. The Company will experience a higher Selling and Administrative expense percentage in the first half of the year which will decrease in the second half of the year due to the seasonality of the Company's business.

Selling and Administrative expenses for the three months ended March 31, 1998 were $6,402,000 compared to $5,064,000 for the three months ended March 31, 1997, an increase of $1,338,000 or 26.4%. The increase in Selling and Administrative expenses was due to the inclusion of ECI Sportswear's Selling and Administrative expenses of $1,889,000 since its acquisition of Davco on July 15, 1997, offsetting a decrease in Selling and Administrative expenses of $435,000 at ECI due to a decrease in "Perry Ellis America" sales which resulted in lower payments on contractual advertising obligations and lower salesmans commissions.

INTEREST AND DEBT EXPENSE

Interest and debt expense for the three month period ended March 31, 1998 increased by $394,000 or 86.2% compared to the three month period ended March 31, 1997. This increase is due to the inclusion of new borrowings of ECI Sportswear in 1998, since the acquisition of Davco on July 15, 1997 along with an increase in interest expense at ECI due to increased borrowings against its line of credit.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 2. CHANGES IN SECURITIES

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - Exhibit 27

(b) Reports on Form 8-K - NONE

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ARIS INDUSTRIES, INC.
                                               (Registrant)

Date: May 11, 1998                             By /s/ Paul Spector
                                                  -----------------------
                                                  Paul Spector,
                                                  Senior Vice President
                                                  Chief Financial Officer

                                               By /s/ Vincent F. Caputo
                                                  -----------------------
                                                  Vincent F. Caputo,
                                                  Vice President
                                                  Assistant Secretary and
                                                  Assistant Treasurer