Form 10-Q
period 1998-06-30
ARIS INDUSTRIES INC
filed 1998-08-14
CIK 100979

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter ended                          (Commission File Number):  1-4814
June 30, 1998


                              ARIS INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


           New York                                              22-1715274
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)


                   475 Fifth Avenue, New York, New York 10017
               (Address of principal executive offices) (Zip Code)


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

                       YES _X_               NO ___


Number of shares of Common Stock outstanding                          14,908,044
At June 30, 1998

                              ARIS INDUSTRIES, INC.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          a.  Consolidated Balance Sheets as of June
              30, 1998, December 31, 1997 and June 30,
              1997                                                         3

          b.  Consolidated Statements of Operations for
              the Six Months Ended June 30, 1998 and
              June 30, 1997                                                4

          c.  Consolidated Statements of Operations for
              the Three Months Ended June 30, 1998 and
              June 30, 1997                                                5

          c.  Consolidated Statements of Cash Flows for
              the Six Months Ended June 30, 1998 and
              June 30, 1997                                                6

          d.  Condensed Notes to Consolidated Financial
              Statements                                                   7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                  13

     Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk                                           21

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                           21

     Item 2.  Changes in Securities                                       22

     Item 3.  Defaults upon Senior Securities                             22

     Item 4.  Submission of Matters to a Vote of
              Security Holders                                            22

     Item 5.  Other Information                                           22

     Item 6.  Exhibits and Reports on Form 8-K                            22

SIGNATURES                                                                23

      ARIS INDUSTRIES, INC.
          AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
---------------------------

                                                             June 30,      December 31,      June 30,
                                                               1998            1997            1997
ASSETS                                                     (Unaudited)      (Audited)      (Unaudited)
                                                           ------------    ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                                   $735,000      $1,372,000        $761,000
   Receivables                                               19,204,000      26,274,000       4,757,000
   Inventories                                               32,246,000      19,498,000      11,932,000
   Prepaid expenses and other current assets                  2,438,000       2,215,000       1,694,000
                                                           ------------    ------------    ------------

                        Total current assets                 54,623,000      49,359,000      19,144,000

PROPERTY, PLANT AND EQUIPMENT, NET                            1,334,000       1,463,000       1,114,000

OTHER ASSETS                                                  2,638,000       2,718,000       1,188,000

GOODWILL                                                     19,876,000      20,297,000      17,287,000
                                                           ------------    ------------    ------------

                                                            $78,471,000     $73,837,000     $38,733,000
                                                           ============    ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Trade acceptances payable                                 $8,656,000      $6,292,000      $1,730,000
   Accounts payable - trade                                   4,656,000       3,024,000         941,000
   Accrued expenses and other current liabilities             3,099,000       7,528,000       3,591,000
   Current portion of long term debt                            486,000       2,172,000         756,000
   Line of credit payable                                    29,400,000      18,605,000       2,000,000
                                                           ------------    ------------    ------------
                      Total current liabilities              46,297,000      37,621,000       9,018,000

OTHER LIABILITIES                                             1,346,000       1,472,000       1,500,000

LONG TERM DEBT,  LESS CURRENT PORTION                        17,068,000      16,930,000      16,809,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, par value $.01: 50,000,000 shares
       authorized; issued and outstanding 14,908,044
       at June 30, 1998, 14,905,044 at December 31, 1997
       and 11,852,544 at June 30, 1997                          150,000         150,000         119,000
   Additional paid-in capital                                44,752,000      44,752,000      44,057,000
   Accumulated deficit                                      (31,142,000)    (27,088,000)    (32,770,000)

                                                           ------------    ------------    ------------

                     Total stockholders' equity              13,760,000      17,814,000      11,406,000
                                                           ------------    ------------    ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $78,471,000     $73,837,000     $38,733,000
                                                           ============    ============    ============

            See condensed notes to consolidated financial statements

      ARIS INDUSTRIES, INC.
          AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------

                                                        Six            Six
                                                   Months Ended    Months Ended
                                                     June 30,        June 30,
                                                       1998            1997
                                                   ------------    ------------

NET REVENUES                                        $37,823,000     $19,683,000
                                                   ------------    ------------

OPERATING COSTS:
Cost of sales                                        28,048,000      13,258,000
Selling and administrative                           12,494,000       8,984,000

                                                   ------------    ------------
TOTAL OPERATING COSTS                                40,542,000      22,242,000
                                                   ------------    ------------


LOSS BEFORE INTEREST AND DEBT EXPENSE,
   INCOME TAXES AND EXTRAORDINARY ITEM               (2,719,000)     (2,559,000)

INTEREST AND DEBT EXPENSE, NET                        2,033,000         976,000
                                                   ------------    ------------

LOSS BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                                (4,752,000)     (3,535,000)


INCOME TAX  BENEFIT                                    (175,000)       (186,000)
                                                   ------------    ------------

LOSS BEFORE EXTRAORDINARY ITEM                       (4,577,000)     (3,349,000)

EXTRAORDINARY ITEM:
   Gain on debt forgiveness                             522,000              --
                                                   ------------    ------------

NET LOSS                                            ($4,055,000)    ($3,349,000)
                                                   ============    ============

PER SHARE DATA:
   Weighted average shares outstanding - Basic       14,906,095      11,852,544
   Weighted average shares outstanding - Diluted     16,440,444      12,685,018

Basic earnings per share:
      Loss before extraordinary item                     ($0.31)         ($0.28)
      Extraordinary item                                   0.04            0.00
                                                   ------------    ------------
Net Loss                                                 ($0.27)         ($0.28)
                                                   ============    ============

Diluted earnings per share:
      Loss before extraordinary item                     ($0.28)         ($0.26)
      Extraordinary item                                   0.03            0.00
                                                   ------------    ------------
Net Loss                                                 ($0.25)         ($0.26)
                                                   ============    ============


See condensed notes to consolidated financial statements

      ARIS INDUSTRIES, INC.
          AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------

                                                       Three          Three
                                                   Months Ended    Months Ended
                                                     June 30,        June 30,
                                                       1998            1997
                                                   ------------    ------------

NET REVENUES                                        $19,998,000      $5,236,000
                                                   ------------    ------------

OPERATING COSTS:
Cost of sales                                        15,628,000       3,478,000
Selling and administrative                            6,092,000       3,920,000

                                                   ------------    ------------
TOTAL OPERATING COSTS                                21,720,000       7,398,000
                                                   ------------    ------------


LOSS BEFORE INTEREST AND DEBT EXPENSE,
   INCOME TAXES AND EXTRAORDINARY ITEM               (1,722,000)     (2,162,000)

INTEREST AND DEBT EXPENSE, NET                        1,181,000         519,000
                                                   ------------    ------------

LOSS BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                                (2,903,000)     (2,681,000)


INCOME TAX  BENEFIT                                     (91,000)       (194,000)
                                                   ------------    ------------

LOSS BEFORE EXTRAORDINARY ITEM                       (2,812,000)     (2,487,000)

EXTRAORDINARY ITEM:
   Gain on debt forgiveness                                  --              --
                                                   ------------    ------------

NET LOSS                                            ($2,812,000)    ($2,487,000)
                                                   ============    ============

PER SHARE DATA:
   Weighted average shares outstanding - Basic       14,907,145      11,852,544
   Weighted average shares outstanding - Diluted     16,361,740      12,711,068

Basic earnings per share:
      Loss before extraordinary item                     ($0.19)         ($0.21)
      Extraordinary item                                   0.00            0.00
                                                   ------------    ------------
Net Loss                                                 ($0.19)         ($0.21)
                                                   ============    ============

Diluted earnings per share:
      Loss before extraordinary item                     ($0.17)         ($0.20)
      Extraordinary item                                   0.00            0.00
                                                   ------------    ------------
Net Loss                                                 ($0.17)         ($0.20)
                                                   ============    ============


See condensed notes to consolidated financial statements

      ARIS INDUSTRIES, INC.
          AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------

                                                                                   Six             Six
                                                                               Months Ended    Months Ended
                                                                                 June 30,        June 30,
                                                                                   1998            1997
                                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                    ($4,055,000)    ($3,349,000)

     Adjustments to reconcile net loss to net cash
      used in operating activities:
          Depreciation and amortization                                             827,000         648,000
          Capitalized interest                                                      151,000         135,000
          Forgiveness of debt                                                      (522,000)             --
     Change in assets and liabilities :
          Decrease in receivables                                                 7,070,000       2,567,000
          Increase in inventories                                               (12,748,000)     (2,698,000)
          (Increase) / decrease in prepaid expenses and other current assets       (223,000)        282,000
          Decrease in other assets                                                   12,000              --
          Increase / (decrease) in trade acceptances payable                      2,364,000      (3,872,000)
          Increase in accounts payable - trade                                    1,632,000          19,000
          Decrease in accrued expenses and other current liabilities             (4,428,000)       (906,000)
          Decrease in other liabilities                                            (113,000)       (115,000)
                                                                               ------------    ------------

              Total Adjustments                                                  (5,978,000)     (3,940,000)
                                                                               ------------    ------------

                 Net cash used in operating activities                          (10,033,000)     (7,289,000)
                                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                           (163,000)       (156,000)
                                                                               ------------    ------------

                 Net cash used in investing activities                             (163,000)       (156,000)
                                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of long-term debt                                         (1,236,000)        (72,000)
    Net proceeds / (repayments) on bank line of credit                           10,795,000       2,000,000
                                                                               ------------    ------------

                 Net cash provided by financing activities                        9,559,000       1,928,000


NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (637,000)     (5,517,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    1,372,000       6,278,000
                                                                               ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $735,000        $761,000
                                                                               ============    ============

CASH PAID DURING THE YEAR FOR:
   Interest                                                                      $1,516,000         $89,000
   Income Taxes                                                                      41,000          48,000


See condensed notes to consolidated financial statements

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheets as of June 30, 1998 and 1997, the consolidated statements of operations for the six months ended June 30, 1998 and 1997, the consolidated statements of operations for the three months ended June 30, 1998 and 1997 and the consolidated statements of cash flows for the six months ended June 30, 1998 and 1997 were all prepared by the Company without audit. In management's opinion, adjustments consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in cash flows for these periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or abridged in this submission. It is suggested, therefore, that these consolidated statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The operating results for the six months ended June 30, 1998 are not necessarily indicative of the operating results for the year ending December 31, 1998.

Effective July 15, 1997, ECI Sportswear, Inc. ("ECI Sportswear"), an indirect wholly owned subsidiary of the Company, acquired substantially all of the assets of Davco Industries, Inc. ("Davco"), a maker of mens' and boys' activewear, swimwear, loungewear and some sportswear products sold under the "Perry Ellis America" and/or "Perry Ellis" labels, "Jeffrey Banks" mens' sportswear, "FUBU" boy's sportswear, activewear and outerwear and "Members Only" mens' and boys' sportswear and loungewear. The operating results for ECI Sportswear are included in the Company's results of operations for the six and three month periods ended June 30, 1998.


2.   DEBT SERVICE

The Company's long-term indebtedness consists of the debt obligations of the Company to BNY Financial Corporation ("BNY") and AIF-II, L.P., a Delaware limited partnership and an affiliate of Apollo Advisors, L.P. ("AIF II"). On January 29, 1998, the Company repaid in full all of its remaining debt obligations to Heller Financial, Inc. ("Heller"). Such payment amounted to $1,128,000, which included accrued interest through the date of repayment. In addition, the Company recorded an extraordinary gain on the early extinguishment of the Heller debt in the amount of $522,000.

o On June 30, 1993, the Company entered into a Series A Junior Secured Note Agreement with BNY, pursuant to which BNY received a $7 million note, bearing interest at a rate of 7% per annum, with a final maturity date of November 3, 2002. BNY shares with AIF-II a first lien on the stock of ECI. On September 12, 1997, the Company and BNY entered into an amendment of the BNY Note Agreement providing that (1) scheduled interest accruing under the BNY Note Agreement for the period February 1, 1996 through January 31, 1998 was not and will not be paid in cash and instead shall be added to principal and shall be payable on November 3, 2002, (2) scheduled interest under the BNY Note Agreement accruing for the periods commencing February 1, 1998 will be made in cash on quarterly payment dates commencing May 4, 1998 and (3) the principal on the BNY Note Agreement of $300,000 otherwise due November 3, 1997 shall be rescheduled and paid quarterly in installments of $15,000 each on the last day of each calendar quarter commencing on December 31, 1997, with any remaining balance due on November 3, 2002. The remaining principal of BNY's note is required to be paid in five annual installments, payable on November 3 of each year commencing in 1998 as follows:

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

4.   INVENTORIES

                                 June 30           December 31          June 30
                                   1998               1997               1997
                                   ----               ----               ----
                                                 (In Thousands)
     Finished goods              $32,246             $19,498            $11,932
     Work-in process                 -0-                 -0-                -0-
     Raw materials                   -0-                 -0-                -0-
                                --------            --------           --------
                                 $32,246             $19,498            $11,932
                                ========            ========           ========

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

The total contingent cash purchase price for the Davco assets derived from ECI Sportswear's December 31, 1997 financial statements, was $3,483,000. On April 10, 1998, the Company paid $2,660,000 in respect of the contingent purchase price for the Davco assets, after deducting advances previously paid of $581,000 and reserves for purchase price adjustments of $242,000.

The following unaudited pro forma consolidated results of operations for the six months ended June 31, 1997 are presented as if the acquisition of Davco's assets had been made at the beginning of such period. The unaudited consolidated results of operations for the six months ended June 30, 1998 are presented for comparison. Pro forma adjustments have been made to include the effects of amortization of goodwill and intangible assets. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the purchase been made during the period presented or the future results of the combined operations.

--------------------------------------------------------------------------------
                                         Six Months
                                            Ended              Six Months Ended
                                        June 30, 1997            June 30, 1998
                                         (Pro Forma)               (Actual)
 ---------------------------            -------------          -----------------
 Net Revenues ..............             $36,721,000              $37,823,000
 Gross Profit ..............              10,430,000                9,775,000
 Loss before taxes and                    (3,721,000)              (4,752,000)
 extraordinary item

 Income tax benefit ........                (176,000)                (175,000)
 Net loss ..................              (3,545,000)              (4,055,000)
 Basic Earnings (loss) per                     (0.24)                   (0.27)
 share
 Diluted Earnings (loss) per                   (0.23)                   (0.25)
 share
--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------
                                   Income             Shares         Per-Share
                                (Numerator)        (Denominator)       Amount
-------------------------       -----------        -------------     ----------
Six Months Ended
6/30/98
Basic EPS                       $(4,577,000)        14,906,095        $(0.31)
Loss before extraordinary
item ....................

Effect of Dilutive
Securities

Stock Options                            --            953,726

Warrants                                 --            580,623
                                ------------        ----------
Diluted EPS
Loss before extraordinary       $(4,577,000)        16,440,444        $(0.28)
item ...................
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                   Income             Shares         Per-Share
                                (Numerator)        (Denominator)       Amount
-------------------------       -----------        -------------     ----------
Six Months Ended
6/30/97
Basic EPS                       $(3,349,000)        11,852,544        $(0.28)
Loss before extraordinary
item ....................

Effect of Dilutive
Securities

Stock Options                          --              260,091

Warrants                               --              572,383
                                -----------         ----------

Diluted EPS
Loss before extraordinary       $(3,349,000)        12,685,018        $(0.26)
item ....................
--------------------------------------------------------------------------------


8.   CONTINGENCIES

The Company and/or its subsidiaries, in the ordinary course of their business, from time to time may be the subject of, or a party to, various legal actions involving private interests. While the Company cannot guaranty the outcome of any litigation, the Company and/or its subsidiaries believe that any ultimate liability arising from any such actions which may be pending will not have a material adverse effect on its consolidated financial position, results of operations or cash flows at June 30, 1998.

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Introduction

The following analysis of the financial condition and results of operations of Aris Industries, Inc. (the "Company") should be read in conjunction with the consolidated financial statements, including the notes thereto, included on pages 3 through 12 of this report.

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

     o A large proportion of the Company's products are manufactured in Asia by independent contractors, whose businesses, finances and credit could be seriously impaired by the Asian economic crises which commenced in the latter half of 1997 and has continued during the calendar year 1998. If there were a sustained loss of the Company's Asian sources of supply, the Company's business would be materially adversely affected. The Company is unable to predict the impact of the Asian economic crises on particular Asian countries where the Company sources its products or particular contractors within those countries. The "Members Only" licensee for apparel products to be sold in the territory of the People's Republic of China, Hong Kong and Macau has maintained domestic production for such markets, but has ceased manufacturing products for export; there are no assurances that such licensee will be capable of continuing domestic production for its Chinese licensed territory.

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

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company had working capital of approximately $8,326,000 as compared to $11,738,000 at December 31,

1997 and $10,126,000 at June 30, 1997. The decrease in working capital from December 31, 1997 to June 30, 1998 is due to funding the Company's operating loss in the first six months offset by the extraordinary gain of $522,000 recorded by the Company in connection with the early extinguishment of the New Heller Note. During this period, the Company financed its capital expenditures principally through internally generated funds and credit facilities.

The Company's interest payments to its secured lenders, BNY Financial Corp. ("BNY") and AIF II, L.P. ("AIF-II") scheduled for the period January 1, 1998 through January 31, 1998 were paid in kind pursuant to amendments to the Company's loan agreements with such lenders. The Company's interest payments to BNY and AIF-II scheduled for the period February 1, 1998 through August 3, 1998 were paid in cash on their due dates.

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

On May 15, 1998, the Company's operating subsidiaries renewed their working capital credit facilities for the period through April 15, 1999. The working capital facilities impose limitations on the level of borrowings at different times during the year, require the operating subsidiaries to maintain certain levels of net worth during the year, contain other covenants and reporting requirements, and place certain limitations on the upstreaming of funds from the operating subsidiaries to the Company. Depending upon the performance of the Company's operating subsidiaries these covenants and requirements have been or may be amended, waived or changed from time to time. The Company believes that if the operating subsidiaries achieve their business plans these working capital covenants and other requirements will be met and sufficient funds may be upstreamed to enable the Company to make scheduled payments to BNY and AIF-II during the year ended December 31, 1998. If the operating subsidiaries do not achieve their business plans, or the working capital lender does not permit the upstreaming of funds in sufficient amounts, or the Company otherwise did not have sufficient cash resources to make scheduled payments to BNY and AIF-II on payment dates commencing November 3, 1998, the Company would intend to discuss with BNY and AIF-II the renegotiation of required payments and discuss with its working capital lenders the amendment of covenants and other requirements so as to be in compliance with its agreements with such lenders. While BNY and AIF-II have in the past granted consents to the payment of scheduled interest in kind rather than in cash, and/or the deferral of interest payments and principal amortization and the working capital lenders have in the past granted amendments of covenants and other requirements, there are no assurances that the Company will be able to obtain such consents in the future. If, under such circumstances, the Company cannot obtain such consents or a renegotiation of payment schedules, the Company could be in default of its working capital obligations and could on quarterly payment dates from and after November 3, 1998, be in default of its obligations to BNY and AIF-II.

Effective July 15, 1997, ECI Sportswear, an indirect wholly owned subsidiary of the Company, acquired substantially all of the assets of Davco Industries, Inc. ("Davco"), at that time a maker of mens' and boys activewear, swimwear, loungewear and some sportswear proeucts sold under the "Perry Ellis America" and/or "Perry Ellis" labels, and mens' sportswear sold under the "Jeffrey Banks" label. The acquisition was accounted for as a purchase. The aggregate purchase price paid by ECI Sportswear of $4,373,000 for such assets consisted of (a) the issuance to Davco of 3,000,000 shares of restricted Common Stock of the Company valued at $720,000 and (b) a contingent cash purchase price computed as the pre-tax net income of the Davco apparel business as owned by ECI Sportswear from the closing date through December 31, 1997 (subject to certain adjustments), but not to exceed a maximum payment of $3,600,000. Such contingent cash amount is payable subsequent to the issuance of the Company's December 31, 1997 audited financial statements. On the closing date, ECI Sportswear paid to Davco $500,000 as an advance towards the contingent cash purchase price and ECI Sportswear paid an additional advance of $81,000 following completion of ECI Sportswear's third fiscal quarter ending September 30, 1997. The total contingent cash purchase price payable to Davco, derived from ECI Sportswear's' December 31, 1997 financial statements, was $3,483,000. On April 10, 1998, the Company paid $2,660,000 in respect of the contingent purchase price for the acquisition of assets from Davco, after deducting advances previously paid of $581,000 and reserves for purchase price adjustments of $242,000. ECI Sportswear's source of funds for the cash payments of the purchase price were its internally generated funds and working capital credit lines.


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



RESULTS OF OPERATIONS


NET INCOME

The Company reported net losses of $2,812,000 and $4,055,000 for the three and six month periods ended June 30, 1998 respectively, compared to net losses of $2,487,000 and $3,349,000, respectively for the three and six month periods ended June 30, 1997.

The increase in the loss for the three month period was primarily due to the inclusion of ECI Sportswear operating results in the current year. ECI Sportswear acquired the assets of Davco on July 15, 1997. In addition, there was increase in interest expense at ECI and ECI Sportswear which was caused by a poor fall selling season at many retailers and specialty stores who had carryover inventory and therefore reduced their spring season purchases of higher margin "Perry Ellis America" outerwear and sportswear creating additional borrowings against the Company's line of credit.

The increase in the loss for the six month period was primarily due to reduced margins at ECI which were the result of a poor fall selling season at many retailers and specialty stores who had carryover inventory and therefore reduced their spring season purchases of higher margin "Perry Ellis America" outerwear offset by the continued strong performance of the Company's own Members Only brand which has historically lower margins. This created additional borrowings against the Company's line of credit resulting in increased interest expense which was offset by an extraordinary gain of $522,000 recorded on the early extinguishment of the New Heller Note, which was paid off on January 29, 1998.


REVENUE

The Company's revenues increased from $5,236,000 during the three months ended June 30, 1997 to $19,998,000 during the three months ended June 30, 1998. The revenue increase of $14,762,000 was due to the inclusion of ECI Sportswear's revenues of $10,292,000, ECI Sportswear acquired the assets of Davco on July 15, 1998, in the current year along with an increase in ECI's revenues of $4,470,000 which was due to sales to certain private label customers, who used ECI this year as a direct merchandise supplier; last year these private label customers used ECI as a sourcing agent to arrange for and oversee production of merchandise for such customers for a commission.

The Company's revenues increased from $19,683,000 during the six months ended June 30, 1997 to $37,823,000 during the six months ended June 30, 1998. The revenue increase was primarily due to the inclusion of ECI Sportswear's revenues of $17,175,000 in the current year. ECI Sportswear acquired the assets of Davco on July 15, 1997. In addition, ECI's revenues increased by $965,000.


COST OF SALES

Cost of Sales for the three months ended June 30, 1998 as a percentage of revenue was 78.1% compared to 66.4% for the three months ended June 30, 1997. Cost of Sales were impacted by a poor fall selling season at many retailers and specialty stores who had carryover inventory and therefore reduced their spring season purchases of higher margin "Perry Ellis America" business offset by the continued strong performance of the Company's own Members Only brand which historically is sold at lower margins. In addition, further negatively impacting this percentage was the sales to certain private label customers, who used ECI this year as a direct merchandise supplier; last year these private label customers used ECI as a sourcing agent which generated commission income for ECI without reflecting the corresponding revenue. This year as a direct merchandise supplier ECI is required to reflect both the revenue and related margin components which increases the Cost of Sales as a percentage of revenue.

Cost of Sales for the six months ended June 30, 1998 as a percentage of revenue was 74.2% compared to 67.4% for the six months ended June 30, 1997. Cost of Sales were impacted by a poor fall selling season at many retailers and specialty stores who had carryover inventory and therefore reduced their spring season purchases of higher margin "Perry Ellis America" business offset by the continued strong performance of the Company's own Members Only brand which historically is sold at lower margins. In addition, further negatively impacting this percentage was the sales to certain private label customers, who used ECI this year as a direct merchandise supplier; last year these private label customers used ECI as a sourcing agent which generated commission income for ECI without reflecting the corresponding revenue. This year as a direct merchandise supplier ECI is required to reflect both the revenue and related margin components which increases the Cost of Sales as a percentage of revenue.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and Administrative expenses as a percentage of revenues for the three and six month periods ended June 30, 1998 were 30.5% and 33.0% respectively, compared to 74.9% and 45.6 for the three and six month periods ended June 30, 1997, respectively. The decrease for the three and six month periods ended June 30, 1998 in Selling and Administrative expenses as a percentage of revenue was due primarily to the inclusion of ECI Sportswear in the current year which has a lower Selling and Administrative expense structure than ECI. ECI Sportswear acquired the assets of Davco on July 15, 1997. In addition, the inclusion of revenue from private label customers, who used ECI this year as a direct merchandise supplier, further decreased the percentage this year as compared to last year when ECI had the same fixed expenses  but no  related  revenue.  Due to the fixed  nature  of the  Company's expense structure the Company will experience a higher Selling and Administrative expense percentage in the first half of the year which should decrease in the second half of the year due to the seasonality of the Company's business.

Selling and Administrative expenses for the three months ended June 30, 1998 were $6,092,000 compared to $3,920,000 for the three months ended June 30, 1997, an increase of $2,172,000 or 55.4%. The increase in Selling and Administrative expenses was due to the inclusion of ECI Sportswear's Selling and Administrative expenses of $2,111,000 since its acquisition of Davco on July 15, 1997, offsetting a decrease in Selling and Administrative expenses at ECI due to a decrease in "Perry Ellis America" sales which resulted in lower payments on contractual advertising obligations and lower salesmans commissions.

Selling and Administrative expenses for the six months ended June 30, 1998 were $12,494,000 compared to $8,984,000 for the six months ended June 30, 1997, an increase of $3,510,000 or 39.1%. The increase in Selling and Administrative expenses was due to the inclusion of ECI Sportswear's Selling and Administrative expenses of $3,966,000 since its acquisition of Davco on July 15, 1997, offsetting a decrease in Selling and Administrative expenses at ECI due to a decrease in "Perry Ellis America" sales which resulted in lower payments on contractual advertising obligations and lower salesmans commissions.


INTEREST AND DEBT EXPENSE

Interest and debt expense for the three month period ended June 30, 1998 increased by $662,000 or 127.6% compared to the three month period ended June 30, 1997. This increase is due to the inclusion of new borrowings of ECI Sportswear in 1998, since the acquisition of Davco on July 15, 1997 along with an increase in interest expense at ECI due to increased borrowings against its line of credit.

Interest and debt expense for the six month period ended June 30, 1998 increased by $1,057,000 or 108.3% compared to the six month period ended June 30, 1997. This increase is due to the inclusion of new borrowings of ECI Sportswear in 1998, since the acquisition of Davco on July 15, 1997 along with an increase in interest expense at ECI due to increased borrowings against its line of credit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 2 Changes in Securities

NONE

Item 3. Defaults upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of Aris Industries, Inc., held on July 9, 1998, all of the current five members of the Board of Directors, Charles S. Ramat, John Hannan, Edward M. Yorke, Robert A. Katz and David N. Schreiber, were re-elected by the stockholders. The votes were as follows:

     Charles S. Ramat:       13,585,066 for;  16,203 against.
     John Hannan:            13,585,658 for;  15,611 against
     Edward M. Yorke:        13,585,648 for;  15,621 against
     Robert A. Katz:         13,585,628 for;  15,641 against
     David N. Schreiber:     13,585,578 for;  15,691 against

In addition, at such Annual Meeting of Stockholders, the other three proposals were approved by the stockholders with votes as follows:

     Ratification of the appointment of Deloitte & Touche LLP, as independent auditors of the Company for the fiscal year ending December 31, 1998; 13,591,475 shares voted in favor, 6,097 against, and 3,697 abstentions.

     Ratification of the amendment of the Aris 1993 Stock Incentive Plan, to increase the shares reserved for grants and awards under such Plan from 1,200,000 to 3,500,000; 11,550,601 shares voted in favor, 69,504 against, and 7,787 abstentions.

     Ratification of the grant of 750,000 stock options (subject to achievement of vesting requirements) under the Aris 1993 Stock Incentive Plan to Charles S. Ramat, Chairman of the Board, Chief Executive Officer and
     President of Aris; 11,550,033 shares voted in favor, 67,089 against, and 10,170 abstentions.


Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits - NONE

(b)  Reports on Form 8-K - NONE

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ARIS INDUSTRIES, INC.
                                          (Registrant)

Date: August 12, 1998                         By /s/ Paul Spector
                                                 ----------------------------
                                              Paul Spector,
                                              Senior Vice President
                                              Chief Financial Officer


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