Form 10-Q
period 1998-09-30
ARIS INDUSTRIES INC
filed 1998-11-17
CIK 100979

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended                         (Commission File Number):  1-4814
September 30, 1998                                                       ------


                              ARIS INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          NEW YORK                                              22-1715274
-------------------------------                             -------------------
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

                                 YES  X   NO
                                    ----    ----


Number of shares of Common Stock outstanding           4,912,210
At September 30, 1998

                              ARIS INDUSTRIES, INC.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements

          a.  Consolidated Balance Sheets as of
               September 30, 1998, December 31, 1997
               and September 30, 1997                                  3

          b.  Consolidated Statements of Operations
               for the Nine Months Ended September 30,
               1998 and September 30, 1997                             4

          c.  Consolidated Statements of Operations
               for the Three Months Ended September
               30, 1998 and September 30, 1997                         5

          c.  Consolidated Statements of Cash Flows
               for the Nine Months Ended September 30,
               1998 and September 30, 1997                             6

          d.  Condensed Notes to Consolidated
               Financial Statements                                    7

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                             13

     Item 3.  Quantitative and Qualitative Disclosures
               About Market Risk                                      23

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                       23

     Item 2.  Changes in Securities                                   24

     Item 3.  Defaults upon Senior Securities                         24

     Item 4.  Submission of Matters to a Vote of
               Security Holders                                       24

     Item 5.  Other Information                                       24

     Item 6.  Exhibits and Reports on Form 8-K                        24

SIGNATURES                                                            25

         ARIS INDUSTRIES, INC.
         AND SUBSIDIARIES

CONSOLIDATED  BALANCE  SHEETS


                                                                     September 30,       December 31,      September 30,
                                                                         1998               1997               1997
ASSETS                                                                (Unaudited)         (Audited)         (Unaudited)
                                                                     ------------        -----------       -------------
CURRENT ASSETS:
  Cash and cash equivalents                                          $    827,000        $ 1,372,000        $   955,000
  Receivables                                                          42,072,000         26,274,000         39,712,000
  Inventories                                                          39,234,000         19,498,000         20,510,000
  Prepaid expenses and other current assets                             1,649,000          2,215,000          2,962,000
                                                                     ------------        -----------        -----------
          Total current assets                                         83,782,000         49,359,000         64,139,000

PROPERTY, PLANT AND EQUIPMENT, NET                                      1,287,000          1,463,000          1,323,000

OTHER ASSETS                                                            2,604,000          2,718,000          1,195,000


GOODWILL                                                               19,666,000         20,297,000         17,963,000
                                                                     ------------        -----------        -----------
                                                                     $107,339,000        $73,837,000        $84,620,000
                                                                     ============        ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade acceptances payable                                          $  3,850,000        $ 6,292,000         $5,107,000
  Accounts payable - trade                                              3,252,000          3,024,000          4,409,000
  Accrued expenses and other current liabilities                        5,643,000          7,528,000          5,487,000
  Current portion of long term debt                                       435,000          2,172,000          1,297,000
  Line of credit payable                                               59,400,000         18,605,000         32,500,000
                                                                     ------------        -----------        -----------
          Total current liabilities                                    72,580,000         37,621,000         48,800,000

OTHER LIABILITIES                                                       1,273,000          1,472,000          1,487,000

LONG TERM DEBT,  LESS CURRENT PORTION                                  17,085,000         16,930,000         17,104,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, par value $.01: 50,000,000 shares authorized;
   issued and outstanding 14,912,210 at September 30, 1998,
   14,905,044 at December 31, 1997 and 14,852,544 at
   September 30, 1997                                                     150,000            150,000            149,000
  Additional paid-in capital                                           44,754,000         44,752,000         44,746,000
  Accumulated deficit                                                 (28,503,000)       (27,088,000)       (27,666,000)
                                                                     ------------        -----------        -----------
          Total stockholders' equity                                   16,401,000         17,814,000         17,229,000
                                                                     ------------        -----------        -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $107,339,000        $73,837,000        $84,620,000
                                                                     ============        ===========        ===========

See condensed notes to consolidated financial statements



         ARIS INDUSTRIES, INC.
         AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------
                                                                     Nine                   Nine
                                                                 Months Ended           Months Ended
                                                                 September 30,          September 30,
                                                                     1998                   1997
                                                                 -------------          -------------

NET REVENUES                                                      $80,963,000            $64,085,000
                                                                  -----------            -----------

OPERATING COSTS:
Cost of sales                                                      58,770,000             43,685,000
Selling and administrative                                         20,643,000             16,580,000
                                                                  -----------            -----------
TOTAL OPERATING COSTS                                              79,413,000             60,265,000
                                                                  -----------            -----------

INCOME BEFORE INTEREST AND DEBT EXPENSE,
  INCOME TAXES AND EXTRAORDINARY ITEM                               1,550,000              3,820,000

INTEREST AND DEBT EXPENSE, NET                                      3,590,000              1,917,000
                                                                  -----------            -----------
(LOSS)/INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                               (2,040,000)             1,903,000


INCOME TAX (BENEFIT)/EXPENSE                                         (101,000)               148,000
                                                                  -----------            -----------
(LOSS)/INCOME BEFORE EXTRAORDINARY ITEM                            (1,939,000)             1,755,000

EXTRAORDINARY ITEM:
  Gain on debt forgiveness                                            522,000                   --
                                                                  -----------            -----------
NET (LOSS)/INCOME                                                 $(1,417,000)           $ 1,755,000
                                                                  ===========            ===========
PER SHARE DATA:
  Weighted average shares outstanding  Basic                       14,907,573              12,701,809
  Weighted average shares outstanding  Diluted                     16,298,931              13,624,669

BASIC EARNINGS PER SHARE:
  (Loss) income before extraordinary item                         $     (0.13)           $      0.14
   Extraordinary item                                                    0.04                   0.00
                                                                  -----------            -----------
Net (Loss) Income                                                 $     (0.09)           $      0.14
                                                                  ===========            ===========
DILUTED EARNINGS PER SHARE:
   (Loss) income before extraordinary item                        $     (0.12)           $      0.13
   Extraordinary item                                                    0.03                   0.00
                                                                  -----------            -----------
Net (Loss) Income                                                 $     (0.09)           $      0.13
                                                                  ===========            ===========

See condensed notes to consolidated financial statements

         ARIS INDUSTRIES, INC.
         AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                     Three                  Three
                                                                 Months Ended           Months Ended
                                                                 September 30,          September 30,
                                                                     1998                   1997
                                                                 -------------          -------------

NET REVENUES                                                      $43,140,000            $44,402,000
                                                                  -----------            -----------

OPERATING COSTS:
Cost of sales                                                      30,722,000             30,427,000
Selling and administrative                                          8,149,000              7,596,000
                                                                  -----------            -----------
TOTAL OPERATING COSTS                                              38,871,000             38,023,000
                                                                  -----------            -----------


INCOME BEFORE INTEREST AND DEBT EXPENSE,
  INCOME TAXES AND EXTRAORDINARY ITEM                               4,269,000              6,379,000

INTEREST AND DEBT EXPENSE, NET                                      1,557,000                941,000
                                                                  -----------            -----------

INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                                2,712,000              5,438,000


INCOME TAXES                                                           74,000                334,000
                                                                  -----------            -----------
INCOME BEFORE EXTRAORDINARY ITEM                                    2,638,000              5,104,000

EXTRAORDINARY ITEM:
  Gain on debt forgiveness                                               --                     --
                                                                  -----------            -----------
NET INCOME                                                        $ 2,638,000            $ 5,104,000
                                                                  ===========            ===========

PER SHARE DATA:
  Weighted average shares outstanding - Basic                      14,910,525             14,391,006
  Weighted average shares outstanding - Diluted                    15,943,110             15,489,111

BASIC EARNINGS PER SHARE:
   Income before extraordinary item                               $      0.18            $      0.35
   Extraordinary item                                                    0.00                   0.00
                                                                  -----------            -----------
Net Income                                                        $      0.18            $      0.35
                                                                  ===========            ===========
DILUTED EARNINGS PER SHARE:
   Income before extraordinary item                               $      0.17            $      0.93
   Extraordinary item                                                    0.00                   0.00
                                                                  -----------            -----------
Net Income                                                        $      0.17            $      0.93
                                                                  ===========            ===========

See condensed notes to consolidated financial statements


         ARIS INDUSTRIES, INC.
         AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                                            Nine                    Nine
                                                                                        Months Ended            Months Ended
                                                                                        September 30,           September 30,
                                                                                            1998                    1997
                                                                                        ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) Income                                                                     $ (1,417,000)           $  1,755,000

  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                                          1,248,000               1,011,000
    Capitalized interest                                                                     151,000                 982,000
    Forgiveness of debt                                                                     (522,000)                   --
  Change in assets and liabilities :
    Increase in receivables                                                              (15,798,000)            (33,462,000)
    Increase in inventories                                                              (19,736,000)             (7,765,000)
    Decrease / (increase) in prepaid expenses and other current assets                       701,000                (901,000)
    Decrease in other assets                                                                  12,000                   5,000
    Decrease in trade acceptances payable                                                 (2,442,000)               (495,000)
    Increase in accounts payable - trade                                                     229,000               2,150,000
    (Decrease) / increase in accrued expenses and other current liabilities               (2,018,000)                573,000
    Decrease in other liabilities                                                           (179,000)               (872,000)
                                                                                        ------------            ------------
      Total Adjustments                                                                  (38,354,000)            (38,774,000)
                                                                                        ------------            ------------
            Net cash used in operating activities                                        (39,771,000)            (37,019,000)
                                                                                        ------------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                      (267,000)               (194,000)
  Acquisition of Davco                                                                                              (500,000)
                                                                                        ------------            ------------
            Net cash used in investing activities                                           (267,000)               (694,000)
                                                                                        ------------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                                                   (1,302,000)               (110,000)
   Net proceeds / (repayments) on bank line of credit                                     40,795,000              32,500,000
                                                                                        ------------            ------------
            Net cash provided by financing activities                                     39,493,000              32,390,000


NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (545,000)             (5,323,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             1,372,000               6,278,000
                                                                                        ------------            ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $    827,000            $    955,000
                                                                                        ============            ============
CASH PAID DURING THE YEAR FOR:
  Interest                                                                              $  3,042,000            $    570,000
  Income Taxes                                                                                60,000                  49,000

See condensed notes to consolidated financial statements

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheets as of September 30, 1998 and 1997, the consolidated statements of operations for the nine months ended September 30, 1998 and 1997, the consolidated statements of operations for the three months ended September 30, 1998 and 1997 and the consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997 were all prepared by the Company without audit. In management's opinion, adjustments consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in cash flows for these periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or abridged in this submission. It is suggested, therefore, that these consolidated statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The operating results for the nine months ended September 30, 1998 are not necessarily indicative of the operating results for the year ending December 31, 1998.

Effective July 15, 1997, ECI Sportswear, Inc. ("ECI Sportswear"), an indirect wholly owned subsidiary of the Company, acquired substantially all of the assets of Davco Industries, Inc. ("Davco"), a maker of mens' and boys' activewear, swimwear, loungewear and some sportswear products sold under the "Perry Ellis America" and/or "Perry Ellis" labels, "Jeffrey Banks" mens' sportswear, "FUBU" boy's sportswear, activewear and outerwear and "Members Only" mens' and boys' sportswear and loungewear. The operating results for ECI Sportswear are included in the Company's results of operations for the nine and three month periods ended September 30, 1998.


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

o On June 30, 1993, the Company entered into a Series A Junior Secured Note Agreement with BNY, pursuant to which BNY received a $7 million note, bearing interest at a rate of 7% per annum, with a final maturity date of November 3, 2002. BNY shares with AIF-II a first lien on the stock of ECI. On September 12, 1997, the Company and BNY entered into an amendment of the BNY Note Agreement providing that (1) scheduled interest accruing under the BNY Note Agreement for the period February 1, 1996 through January 31, 1998 was not and will not be paid in cash and instead shall be added to principal and shall be payable on November 3, 2002, (2) scheduled interest under the BNY Note Agreement accruing for the periods commencing February 1, 1998 will be made in cash on quarterly payment dates commencing May 4, 1998 and (3) the principal on the BNY Note Agreement of $300,000 otherwise due November 3, 1997 shall be rescheduled and paid quarterly in installments of $15,000 each on the last day of each calendar quarter commencing on December 31, 1997, with any remaining balance due on November 3, 2002. The remaining principal of BNY's note is required to be paid in five annual installments, payable on November 3 of each year commencing in 1998 as follows (by agreement with BNY, the 1998 principal payment will be due on February 1, 1999):

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

On October 21, 1998, the Company entered into amendments of its agreements with BNY and AIF-II providing that payment of scheduled interest payments otherwise due to such lenders on November 3, 1998 and the scheduled principal payment of $300,000 otherwise due to BNY on November 3, 1998 would be deferred until February 1, 1999.

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

4.   INVENTORIES

                               SEPTEMBER 30,     DECEMBER 31,      SEPTEMBER 30,
                                  1998              1997              1997
                               ------------      -----------       ------------
                                               (IN THOUSANDS)

     Finished goods              $39,234           $19,498           $20,510

     Work-in process                 -0-               -0-               -0-

     Raw materials                   -0-               -0-               -0-
                                 -------           -------           -------
                                 $39,234           $19,498           $20,510
                                 =======           =======           =======

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

The following unaudited pro forma consolidated results of operations for the nine months ended September 30, 1997 are presented as if the acquisition of Davco's assets had been made at the beginning of such period. The unaudited consolidated results of operations for the nine months ended September 30, 1998 are presented for comparison. Pro forma adjustments have been made to include the effects of amortization of goodwill and intangible assets. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the purchase been made during the period presented or the future results of the combined operations.

--------------------------------------------------------------------------------
|                                  |       Nine Months      |     Nine Months  |
|                                  |          Ended         |        Ended     |
|                                  |      September 30,     |    September 30, |
|                                  |          1997          |        1998      |
|                                  |       (Pro Forma)      |      (Actual)    |
|------------------------------------------------------------------------------|
| Net Revenues.....................        $81,723,000            $80,963,000  |
|                                                                              |
| Gross Profit.....................         24,405,000             22,193,000  |
|                                                                              |
| Income (loss) before taxes and             1,717,000             (2,040,000) |
|  extraordinary item                                                          |
|                                                                              |
|                                                                              |
| Income tax expense (benefit)                 158,000               (101,000) |
|                                                                              |
| Net income (loss)................          1,559,000             (1,939,000) |
|                                                                              |
| Basic Earnings (loss) per share                 0.10                  (0.13) |
|                                                                              |
| Diluted Earnings (loss) per share               0.10                  (0.12) |
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


------------------------------------------------------------------------------
|                                  |    Income   |    Shares     | Per-Share |
|                                  | (Numerator) | (Denominator) |  Amount   |
------------------------------------------------------------------------------
| Nine Months Ended 9/30/98                                                  |
|                                                                            |
| Basic EPS                                                                  |
|  Loss before                                                               |
|  extraordinary item...........     $(1,939,000)    14,907,573     $(0.13)  |
|                                                                            |
|  Effect of Dilutive                                                        |
|  Securities                                                                |
|                                                                            |
| Stock Options                             --          811,440              |
|                                                                            |
| Warrants                                  --          579,918              |
|                                    -----------     ----------              |
| Diluted EPS                                                                |
|  Loss before                                                               |
|  extraordinary item...........     $(1,939,000)    16,298,931     $(0.12)  |
------------------------------------------------------------------------------

------------------------------------------------------------------------------
|                                  |    Income   |    Shares     | Per-Share |
|                                  | (Numerator) | (Denominator) |  Amount   |
------------------------------------------------------------------------------
| Nine Months Ended 9/30/97                                                  |
|                                                                            |
| Basic EPS                                                                  |
|  Income before                                                             |
|  extraordinary item...........      $1,755,000     12,701,809       $0.14  |
|                                                                            |
| Effect of Dilutive                                                         |
|  Securities                                                                |
|                                                                            |
| Stock Options                             --          347,422              |
|                                                                            |
| Warrants                                  --          575,438              |
|                                     ----------     ----------              |
|                                                                            |
| Diluted EPS                                                                |
|  Loss before                                                               |
|  extraordinary item...........      $1,755,000     13,624,669       $0.13  |
|                                                                            |
------------------------------------------------------------------------------


8.   CONTINGENCIES

The Company and/or its subsidiaries, in the ordinary course of their business, from time to time may be the subject of, or a party to, various legal actions involving private interests. While the Company cannot guaranty the outcome of any litigation, the Company and/or its subsidiaries believe that any ultimate liability arising from any such actions which may be pending will not have a material adverse effect on its consolidated financial position, results of operations or cash flows at September 30, 1998.

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

     o A large proportion of the Company's products are manufactured in Asia by independent contractors, whose businesses, finances and credit could be seriously impaired by the Asian economic crises which commenced in the latter half of 1997 and has continued during the calendar year 1998. If there were a sustained loss of the Company's Asian sources of supply, the Company's business would be materially adversely affected. The Company is unable to predict the impact of the Asian economic crises on particular Asian countries where the Company sources its products or particular contractors within those countries. As previously reported, the "Members Only" licensee for apparel products to be sold in the territory of the People's Republic of China, Hong Kong and Macau ceased manufacturing products for export; such licensee has now discontinued domestic operations as well and accordingly is unable to fulfill its requirements under such license.

          Year 2000 Compliance

          The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date based information. The Company's Year 2000 Project (Project) is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000.

          The Project has been divided into three major areas; 1) IBM AS400, 2) Application Software, and 3) PC Hardware and software. The general phases common to all sections are: 1) inventorying Year 2000 items; 2) assigning priorities to inventoried items; 3) assessing the Year 2000 compliance of items determined to be material to the Company; 4) repairing or replacing material items that are determined not to be Year 2000 compliant; 5) testing material items and 6) designing and implementing contingency and business continuation plans. Internal resources are being used to make required modifications and test Year 2000 Compliance. The Company target date for completion is June 30, 1999.

          The IBM AS400 (Model 300) is the backbone of the Company's computer system. The Company currently maintains 100% of its inventory valuation and tracking, order processing and picking/shipping functions on the AS400. In addition, the Company also maintains the bulk of its accounting records on the AS400. The IBM AS400 (hardware) is Year 2000 compliant. The only modification to the AS400 will be a change in the operating system from a "CISC" (Commercial Instruction Set Computer) based system to a "RISC" (Reduced Instruction Set Computer) based system. This change will be necessary to support the Y2K upgrades to the Company's "PKMS" ((Pick Ticket Management System) and "RLM" (Ron Lynn Management Accounting Software System) application software packages which are based on the "RISC" operating system. The Company has contracted with a third party supplier for installing the new system and estimates that 100% of the change will be completed in December 1998 with testing scheduled for the first quarter of 1999.

          The Applications Software section includes both the conversion of applications software that is not Year 2000 compliant and, where available from the supplier, the replacement of such software. The Company currently uses four software application packages which cover 100% of the information systems run on the AS400. The Company has contracted with the suppliers of the "PKMS" (Pick Ticket Management System) and the "RLM" (Ron Lynn Management Accounting Software System) for Y2K compliant upgrades of these packages and estimates that the upgrades will be installed by December 31, 1998 with testing set for the first quarter of 1999. The remaining two applications, the "ACS" Apparel Computer System which is used to process all customer orders, invoices and inventory controls and the "Premenos" Electronic Document Interchange Software system, which processes document interchanges between the Company and retailers, will be upgraded using internal resources. The Company has identified 100% of the programs/sub-system routines in these two applications that require modification and has completed approximately 30% of the Y2K changes required in the "ACS" system. changes. These upgrades should be finished during the first quarter of 1999 with testing scheduled to begin upon completion.

          The final section of the Project is to determine if all of the Company's personal computer (PC) hardware and software systems are Year 2000 compliant. Each PC will be certified to be Y2K compliant. Any PC that is found to be non-compliant will be replaced. The Company intends to use internal resources to do the certification. All software will be noted if its Y2K compliant. All software upgrades needed to assure Y2K compliance will be completed after all of the Company's PC's have been certified Y2K compliant. The Company does not anticipate many Y2K issues in this area since approximately 90% of the software in use is off the shelf retail software (spreadsheet, word processing packages etc.) that are already Y2K compliant.

          The total cost to the Company of these Year 2000 Compliance activities is estimated to be approximately $100,000 which includes the cost of a programmer as well as costs for software upgrades and third party contractors/suppliers, and will be funded internally through operating cash flows. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain third party modification plans and other factors. However, there can be no guarantee that these objectives will be achieved and actual results could differ from those plans.

          The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem. The Company believes that with the completion of the Project as scheduled the possibility of significant interruptions of normal operations should be reduced.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company had working capital of approximately $11,202,000 as compared to $11,738,000 at December 31, 1997 and $15,339,000 at
September 30, 1997. The decrease in working capital from December 31, 1997 to September 30, 1998 is due to funding the Company's operating loss in the first nine months offset by the extraordinary gain of $522,000 recorded by the Company in connection with the early extinguishment of the New Heller Note. During this period, the Company financed its capital expenditures principally through internally generated funds and credit facilities.

The Company's interest payments to its secured lenders, BNY Financial Corp. ("BNY") and AIF II, L.P. ("AIF-II") scheduled for the period January 1, 1998 through January 31, 1998 were paid in kind pursuant to amendments to the Company's loan agreements with such lenders. The Company's interest payments to BNY and AIF-II scheduled for the period February 1, 1998 through August 3, 1998 were paid in cash on their due dates. On October 21, 1998, the Company entered into amendments of its agreements with BNY and AIF-II providing that payment of scheduled interest payments otherwise due to such lenders on November 3, 1998 and the scheduled principal payment of $300,000 otherwise due to BNY on November 3, 1998 would be deferred until February 1, 1999.

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

The September 12, 1997 amendments to the Company's BNY and AIF-II

Note Agreements provide that cash payments of scheduled interest to BNY and AIF-II will resume on quarterly payment dates commencing May 4, 1998, and that the Company must make principal payments to BNY of $15,000 on the last day of each calendar quarter commencing December 31, 1997. In addition, the Company is required to make annual principal payments to BNY in accordance with the original amortization schedule of the BNY Note Agreement, commencing with a $300,000 payment on November 3, 1998, which by agreement with BNY has been deferred until February 1, 1999.

On May 15, 1998, the Company's operating subsidiaries renewed their working capital credit facilities for the period through April 15, 1999. The working capital facilities impose limitations on the level of borrowings at different times during the year, require the operating subsidiaries to maintain certain levels of net worth during the year, contain other covenants and reporting requirements, and place certain limitations on the upstreaming of funds from the operating subsidiaries to the Company. Depending upon the performance of the Company's operating subsidiaries these covenants and requirements have been amended, waived or changed from time to time; following completion of the third quarter ended September 30, 1998, these covenants were amended to conform to the performance of the Company's operating subsidiaries for the period ended September 30, 1998 and their revised business plans for the period ending December 31, 1998. The Company believes that if the operating subsidiaries achieve their business plans, the applicable working capital covenants and other requirements will be met and sufficient funds subject to the working capital lender's permission might be up streamed to enable the Company to make scheduled payments to BNY and AIF-II on February 1, 1999. No assurances can be given that operating subsidiaries will achieve their business plans. If the operating subsidiaries do not achieve the necessary working capital covenants, or the working capital lender does not permit the upstreaming of funds in sufficient amounts, or the Company otherwise did not have sufficient cash resources to make scheduled payments to BNY and AIF-II on February 1, 1999 and on quarterly payment dates thereafter, the Company would intend to discuss with BNY and AIF-II the renegotiation of required payments and discuss with its working capital lender the amendment of covenants and other requirements so as to be in compliance with its agreements with such lenders. While BNY and AIF-II have in the past granted consents to the payment of scheduled interest in kind rather than in cash, and/or the deferral of interest payments and principal amortization and the working capital lender has in the past granted amendments of its covenants and other requirements, there are no assurances that the Company will be able to obtain such consents in the future. If, under such circumstances, the Company cannot obtain such consents or a renegotiation of payment schedules, the Company could, on February 1, 1999 and on quarterly payment dates thereafter, be in default of its obligations to BNY and AIF-II.

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

o On June 30, 1993, the Company entered into a Series A Junior Secured Note Agreement with BNY, pursuant to which BNY received a $7 million note, bearing interest at a rate of 7% per annum, with a final maturity date of November 3, 2002. BNY shares with AIF II a first lien on the stock of ECI. On September 12, 1997, the Company and BNY entered into an amendment of the BNY Note Agreement providing that (1) scheduled interest accruing under the BNY Note Agreement for the period February 1, 1996 through January 31, 1998 was not and will not be paid in cash and instead shall be added to principal and shall be payable on November 3, 2002, (2) scheduled interest under the BNY Note Agreement accruing for the periods commencing February 1, 1998 will be made in cash on quarterly payment dates commencing May 4, 1998 and (3) the principal on the BNY Note Agreement of $300,000 otherwise due November 3, 1997 shall be rescheduled and paid quarterly in installments of $15,000 each on the last day of each calendar quarter commencing on December 31, 1997, with any remaining balance due on November 3, 2002. The remaining principal of BNY's note is required to be paid in five annual installments, payable on November 3 of each year commencing in 1998 as follows (by agreement with BNY, the 1998 principal payment will be due on February 1, 1999):

                      YEAR                          AMOUNT

                      1998                        $  300,000
                      1999                           500,000
                      2000                           600,000
                      2001                         1,100,000
                      2002                         4,200,000

o In addition, on November 3, 2002, the Company is obligated to pay BNY $1,042,000, representing the quarterly interest payments accruing for the period February 1, 1996 through January 31, 1998, which were not and will not be paid in cash and instead added to the principal of the BNY Note.

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

On October 21, 1998, the Company entered into amendments of its agreements with BNY and AIF-II providing that payment of scheduled interest payments otherwise due to such lenders on November 3, 1998 and the scheduled principal payment of $300,000 otherwise due to BNY on November 3, 1998 would be deferred until February 1, 1999.


RESULTS OF OPERATIONS

NET INCOME

The Company reported net income of $2,638,000 and a net loss of $1,417,000 for the three and nine month periods ended September 30, 1998 respectively, compared to net income of $5,104,000 and $1,755,000, respectively for the three and nine month periods ended September 30, 1997.

The decrease in profitability for the three month period was primarily due to the reduction of revenues at ECI along with a corresponding reduction in margins which were the result of unseasonably warm weather throughout the US which adversely affected retailers and fall and winter related apparel companies including outerwear companies. In addition, there was increase in interest expense at ECI and ECI Sportswear due to increased borrowings against their lines of credit.

The Company incurred a loss for the nine month period ended September 30, 1998 compared to a profit for the nine months ended September 30, 1997 primarily due to the reduction of revenues at ECI along with a corresponding reduction in margins which were the result of unseasonably warm weather throughout the US which adversely affected retailers and fall and winter related apparel companies including outerwear companies. This created additional borrowings against the Company's line of credit resulting in increased interest expense which was offset by an extraordinary gain of $522,000 recorded on the early extinguishment of the New Heller Note, which was paid off on January 29, 1998.


REVENUE

The Company's revenues decreased from $44,402,000 during the three months ended September 30, 1997 to $43,140,000 during the three months ended September 30, 1998. The revenue decrease of $1,262,000 was due to a decrease of $10,211,000 in ECI's revenues offset by an increase of $8,949,000 in ECI Sportswear's revenues. The reduction of revenues at ECI was due to several factors; a) the lackluster performance of its "Perry Ellis America" division, b) a poor 1997 fall selling season at many retailers and specialty stores who had carryover inventory and therefore reduced their spring and fall 1998 purchases of ECI's outerwear products and c) unseasonably warm weather throughout the US which adversely affected retailers and fall and winter related apparel companies including outerwear companies. The increase in ECI Sportswear's revenues was attributed to a new licensed product line which has performed exceedingly well. ECI Sportswear acquired the assets of Davco on July 15, 1997.

The Company's revenues increased from $64,085,000 during the nine months ended September 30, 1997 to $80,963,000 during the nine months ended September 30, 1998. The revenue increase of $16,878,000 was primarily due to the increase of ECI Sportswear's revenues by

$26,124,000 in the current year. ECI Sportswear acquired the assets of Davco on July 15, 1997 and its operating results are included for the entire nine month period ended September 30, 1998. ECI Sportswear's revenues were also positively impacted by a new licensed product line which has performed exceedingly well. This was offset by a $9,246,000 decrease in ECI's revenues. The reduction of revenues at ECI was due to several factors; a) the lackluster performance of its "Perry Ellis America" division, b) a poor 1997 fall selling season at many retailers and specialty stores who had carryover inventory and therefore reduced their spring and fall 1998 purchases of ECI's outerwear products and c) unseasonably warm weather throughout the US which adversely affected retailers and fall and winter related apparel companies including outerwear companies.


COST OF SALES

Cost of Sales for the three months ended September 30, 1998 as a percentage of revenue was 71.2% compared to 68.6% for the three months ended September 30, 1997. Cost of Sales were impacted by several factors; a) the lackluster performance of its "Perry Ellis America" division, b) a poor 1997 fall selling season at many retailers and specialty stores who had carryover inventory and therefore reduced their spring and fall 1998 purchases of ECI's outerwear products, c) unseasonably warm weather throughout the US which adversely affected retailers and fall and winter related apparel companies including outerwear companies and d) sales to certain private label customers, who used ECI this year as a direct merchandise supplier; last year these private label customers used ECI as a sourcing agent which generated commission income for ECI without reflecting the corresponding revenue. This year as a direct merchandise supplier ECI is required to reflect both the revenue and related margin components which increases the Cost of Sales as a percentage of revenue.

Cost of Sales for the nine months ended September 30, 1998 as a percentage of revenue was 72.6% compared to 68.2% for the nine months ended September 30, 1997. Cost of Sales were impacted by several factors; a) the lackluster performance of its "Perry Ellis America" division, b) a poor 1997 fall selling season at many retailers and specialty stores who had carryover inventory and therefore reduced their spring and fall 1998 purchases of ECI's outerwear products, c) unseasonably warm weather throughout the US which adversely affected retailers and fall and winter related apparel companies including outerwear companies and d) sales to certain private label customers, who used ECI this year as a direct merchandise supplier; last year these private label customers used ECI as a sourcing agent which generated commission income for ECI without reflecting the corresponding revenue. This year as a direct merchandise supplier ECI is required to reflect both the revenue and related margin components which increases the Cost of Sales as a percentage of revenue.


SELLING AND ADMINISTRATIVE EXPENSES

Selling and Administrative expenses as a percentage of revenues for the three and nine month periods ended September 30, 1998 were 18.9% and 25.5% respectively, compared to 17.1% and 25.9 for the three and nine month periods ended September 30, 1997, respectively. The increase in Selling and Administrative expenses as a percentage of revenue for the three month period ended September 30, 1998 as compared to the three month period ended September 30, 1997 was due primarily to the increase in revenues at ECI Sportswear along with a corresponding increase in its fixed and variable expenses. The decrease in Selling and Administrative expenses as a percentage of revenue for the nine month period ended September 30, 1998 as compared to the nine month period ended September 30, 1997 was due primarily to the inclusion of revenue from private label customers, who used ECI this year as a direct merchandise supplier decreasing the percentage this year as compared to last year when ECI had the same fixed expenses but no related revenue.

Selling and Administrative expenses for the three months ended September 30, 1998 were $8,149,000 compared to $7,596,000 for the three months ended September 30, 1997, an increase of $553,000 or 7.3%. The increase in Selling and Administrative expenses was due primarily to the increase in revenues at ECI Sportswear along with a corresponding increase in its fixed and variable expenses. This was offset by a decrease in Selling and Administrative expenses at ECI due to a decrease in "Perry Ellis America" sales which resulted in lower contractual advertising obligations and lower salesmans commissions.

Selling and Administrative expenses for the nine months ended September 30, 1998 were $20,643,000 compared to $16,580,000 for the nine months ended September 30, 1997, an increase of $4,063,000 or 24.5%. The increase in Selling and Administrative expenses was due to the inclusion of ECI Sportswear's Selling and Administrative expenses of $6,186,000. ECI Sportswear acquired the assets of Davco on July 15, 1997 and its operating results are included for the entire nine month period ended September 30, 1998. This offset a decrease in Selling and Administrative expenses at ECI of $2,009,000 due primarily to a decrease in "Perry Ellis America" sales which resulted in lower contractual advertising obligations and lower salesmans commissions.


INTEREST AND DEBT EXPENSE

Interest and debt expense for the three month period ended September 30, 1998 increased by $616,000 or 65.5% compared to the three month period ended September 30, 1997. This increase is due to the inclusion of new borrowings of ECI Sportswear in 1998, since the acquisition of Davco on July 15, 1997 along with an increase in interest expense at ECI due to increased borrowings against its line of credit.

Interest and debt expense for the nine month period ended September 30, 1998 increased by $1,673,000 or 87.3% compared to the nine month period ended September 30, 1997. This increase is due to the inclusion of ECI Sportswear and its related borrowings for the entire period, since the acquisition of Davco on July 15, 1997, along with an increase in interest expense at ECI due to increased borrowings against its line of credit.

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

               Charles S. Ramat:   13,585,066 for; 16,203 against.
               John Hannan:        13,585,658 for; 15,611 against.
               Edward M. Yorke: 13,585,648 for; 15,621 against. Robert A. Katz: 13,585,628 for; 15,641 against. David N. Schreiber: 13,585,578 for; 15,691 against.

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

                                                ARIS INDUSTRIES, INC.
                                                (Registrant)

Date: November 12, 1998                         By /s/ PAUL SPECTOR
                                                   ---------------------------
                                                       Paul Spector,
                                                        Senior Vice President
                                                        Chief Financial Officer


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