Form 10-K
period 1998-12-31
ARIS INDUSTRIES INC
filed 1999-04-13
CIK 100979

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998         COMMISSION FILE NO.: 1-4814


                              ARIS INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                NEW YORK                                     22-1715274
   ---------------------------------                     -------------------
      (State or other jurisdiction                        (I.R.S. Employer
   of incorporation or organization)                     Identification No.)


     475 FIFTH AVENUE, NEW YORK, NY                             10017
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip code)


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 212-686-5050

                               ------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                COMMON STOCK, PAR VALUE ONE ($.01) CENT PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during then preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

         Yes   X     No
             ----       ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.

       Yes          No
          ----        ----

     As of March 22, 1999, 46,021,036 shares of the Registrant's Common Stock and 2,605,903 shares of the Registrant's Series A Preferred Stock, convertible into 26,059,030 shares of Common Stock, were outstanding. The aggregate market value of the 6,335,615 shares of voting stock of the Registrant held by non-affiliates of the Registrant at March 22, 1999 was $18,563,352.

     Documents incorporated by reference: NONE

================================================================================

                              ARIS INDUSTRIES, INC.

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I   ......................................................................................................  1
         Item 1.  Business.....................................................................................  1
         Item 2.  Properties...................................................................................  4
         Item 3.  Legal Proceedings............................................................................  4
         Item 4.  Submission of Matters to a Vote of Security Holders..........................................  4

PART II  ......................................................................................................  5
         Item 5.  Market for Registrant's Common Equity
                  and Related Security Holder Matters..........................................................  5
         Item 6.  Selected Financial Data......................................................................  6
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations........  6
         Item 7A. Quantitative and Qualitative Disclosures about Market Risk .................................. 12
         Item 8.  Financial Statements and Supplementary Data.................................................. 12
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......... 13

Part III ...................................................................................................... 13
         Item 10. Directors and Executive Officers of the Registrant........................................... 13
         Item 11. Executive Compensation....................................................................... 15
         Item 12. Security Ownership of Certain Beneficial Owners and Management............................... 21
         Item 13. Certain Relationships and Related Transactions............................................... 22

PART IV  ...................................................................................................... 25
         Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K............................ 25

SIGNATURES..................................................................................................... 30


                                     PART I


ITEM 1. BUSINESS.

     Aris Industries, Inc. (the "Company", the "Registrant" or "Aris"), through its wholly owned subsidiaries, Europe Craft Imports, Inc. ("ECI"), and ECI Sportswear, Inc. ("ECI Sportswear"), designs, imports and licenses men's and boys' outerwear and sportswear. The Company was incorporated in the State of New York in 1947. Reference to the Company includes ECI and ECI Sportswear, where applicable.

     The Company designs and imports various lines of men's and boy's outerwear, activewear, swimwear, loungewear and sportswear under the Members Only trademark, which it owns, and the following licensed names: Perry Ellis, Perry Ellis America, John Henry and FUBU. It also licenses the Members Only name to others. The Company's products are marketed nationally in department stores, specialty stores and national retail chains, and through licensees in North America and South America. ECI also operates three stores located in factory outlet malls.

     On June 30, 1998, the Company entered into a sublicense agreement with Salant Corporation ("Salant"), a licensee of the "Perry Ellis America" name, whereby the Company was granted the right to manufacture and sell, among other things, men's jeans and other denim products under the "Perry Ellis America" name. Sales of such products were not material in 1998.

SIMON TRANSACTION

     On February 26, 1999, pursuant to a Securities Purchase Agreement (the "Purchase Agreement") among the Company, The Simon Group, L.L.C., a New York limited liability company ("The Simon Group"), Apollo Aris Partners, L.P., a Delaware limited partnership ("AAP"), AIF-II, L.P., a Delaware limited partnership ("AIF"), and Arnold Simon, the Company entered into the following transactions (the "Simon Purchase Transaction"): (i) The Simon Group acquired 24,107,145 shares of Common Stock of the Company and 2,093,790 shares of Series A Preferred Stock of the Company (which shares shall be convertible into 20,937,900 shares of Common Stock), for $20,000,000 and (ii) the Company redeemed from AIF the Series B Junior Secured Note (which represented a total indebtedness of $10,658,000) in exchange for $4,000,000 in cash and approximately 5,892,856 shares of Common Stock and 512,113 shares of Series A Preferred Stock (which shares shall be convertible into 5,121,130 shares of Common Stock). AIF and AAP are collectively referred to as "Apollo."

     Upon the closing of the Simon Purchase Transaction, The Simon Group became the beneficial owner of approximately 63.4% of the Common Stock. The Company's directors other than Charles S. Ramat and Robert A. Katz, resigned and the Board was increased from five directors to six directors. Arnold Simon, David Fidlon, Debra Simon and Howard Schneider, designees of The Simon Group, were elected to the Board. Arnold Simon is the Managing Member of The Simon Group and has the sole voting and investment power with respect to the shares of the Company owned by The Simon Group. Upon the closing, Mr. Simon became the Chairman and Chief Executive Officer of the Company, ECI and ECI Sportswear. Effective March 29, 1999, the Company terminated the employment of Charles Ramat, the Chairman and Chief Executive Officer of the Company through the Closing of the Simon Purchase Transaction. See, "Executive Compensation - Employment Agreements."

     Arnold Simon, the new Chairman and Chief Executive Officer of the Company, formerly held those positions with Designer Holdings, Ltd. ("Designer Holdings") a manufacturer of, among other products, a variety of brand name jeans. Upon the sale of Designer Holdings to the Warnaco Group, Inc. ("Warnaco"), Mr. Simon agreed to certain non-competition restrictions. In connection with the Simon Purchase Transaction, Warnaco agreed to permit the Company and Mr. Simon (in his capacity with the Company) to compete with Warnaco in exchange for 700,000 shares of Common Stock and the Company's agreement to take over Warnaco's New Bedford, Massachusetts warehouse and workforce effective June 1, 1999.

LICENSING

     The Company has registered the trademark "Members Only" in the United States and 47 other countries principally for use in connection with apparel and other men's clothing. In addition to selling products under the "Members Only" name, the Company licenses it to others. The Company also licenses the use of various "Perry Ellis" names, "FUBU" and "John Henry."

MEMBERS ONLY LICENSING PROGRAM

     The Company has granted licenses of the "Members Only" trademark for the manufacture and sale of men's woven shirts, men's tailored suits and sportcoats, eyeglasses, hosiery, luggage and cold weather accessories for distribution in the United States and for men's outerwear for distribution in Canada.

LICENSE EXPIRATIONS

     The Company's licenses to use trademarks owned by other parties have terms expiring in the years 1999 to 2001 with renewal terms through the years 2005 - 2009, contingent on achieving certain sales volumes and otherwise complying with the applicable license agreements. In November 1998, ECI's license of "MTV Sports" and related trademarks was discontinued by mutual agreement with the licensor. On February 26, 1999, the Company entered into an agreement with Perry Ellis International, Inc. ("PEI") and Supreme International, Inc. ("Supreme"), the proposed purchaser of PEI, whereby the Company agreed that if Supreme acquires PEI prior to June 30, 1999, all of the Company's licenses to use trademarks owned by PEI would terminate on December 31, 2000 and be renewable only upon mutual agreement with PEI. On December 29, 1998, Salant, which is the sublicensor to the Company of PEI trademarks for certain apparel lines, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Salant's proposed plan of reorganization recommends maintaining its PEI apparel business, but there are no assurances that such plan will be approved or that the Salant sublicenses to the Company will not be rejected.

DESIGN, MANUFACTURING AND IMPORTATION

     All of the Company's products are manufactured overseas by independent factories, each of which must satisfy the Company's quality and delivery standards, pursuant to design samples and specifications provided by the Company. The Company presently imports products from Hong Kong, Korea, China, Guatemala, the Philippines, Bangladesh, Sri Lanka, Indonesia, India, Taiwan, and the Dominican Republic.

CUSTOMERS, MARKETING AND DISTRIBUTION

     The Company's products are sold primarily to department and specialty stores and national retail chains. During 1998, J.C. Penney accounted for approximately 13% of the Company's total consolidated revenues. Although the Company has traditionally had a strong relationship with J.C. Penney, the loss of J.C. Penney as a customer or a substantial reduction of revenues from sales to J.C. Penney could have a material adverse effect on the Company. J.C. Penney has informed the Company that it anticipates reducing the volume of outerwear in both its private label and branded business as well as reducing the number of outerwear vendors with which it deals. The Company cannot predict whether and to what extent reductions by J.C. Penney will affect the Company.

COMPETITION

     The Company's products are sold in markets which place a premium on identifiable brand names. The Company competes with other apparel manufacturers based on style, quality, value and brand recognition. Although the Company sells its products to retail customers, it also competes with the "private label" apparel lines of its retail customers. The Company's apparel products, which are sold on the main selling floors of their retail store customers, are facing increasing competition from the expanded dedication of retail floor space to "designer collections".

THE APPAREL INDUSTRY

     The apparel industry is volatile and unpredictable due to cyclical and seasonal swings caused by consumer buying patterns, weather conditions and other factors. In addition, due to the lead time necessary for fabric delivery, product design, manufacture and distribution, apparel importers such as the Company must make commitments prior to the related selling season to purchase inventory sufficient to cover the volume of apparel expected to be sold. Increasingly, retail customers of the Company are ordering their products closer to the actual delivery date and selling season. In order for the Company to deliver its products on time, it must often commit to production in advance of obtaining firm orders from its retail customers.

SEASONALITY

     The Company's outerwear business is particularly impacted by unusually warm weather or the late arrival of cold weather.

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

TRADEMARKS

     The Company has registered a variety of trade names, service marks and trademarks ("Trademarks") with the United States Patent and Trademark Office including "Members Only" Trademarks. Registration of the Trademarks is renewable for as long as the use thereof continues. The Company considers certain of its Trademarks to be of material importance to its business and actively defends and enforces those Trademarks.

     The Company also holds licenses to manufacture and distribute certain apparel products under the "Perry Ellis", "Perry Ellis America" and "FUBU" Trademarks which are of material importance to its business.

EMPLOYEES

     As of December 31, 1998, the Company and its subsidiaries had approximately 163 full and part-time employees, none of whom are covered by collective bargaining agreements except for approximately five employees at ECI's New Jersey warehouse. The Company regards its employee relations as satisfactory. Pursuant to the Warnaco Agreement, the Company has agreed to negotiate in good faith with the union representing Warnaco's employees in New Bedford, Massachusetts. See "Certain Relationships and Related Transactions - Agreement with Warnaco."

FOREIGN SALES

     Although the Company sells products in Canada, Mexico and South America, such sales do not comprise a significant portion of the Company's sales.

BUSINESS SEGMENT DATA

     The Company is engaged in one business, the design and import of men's and boys' outerwear, activewear, swimwear, loungewear and sportswear. The Company is organized and managed as one business segment that offers distinct men's and boys' apparel products to its customers. The Company's business is conducted domestically, with substantially all of its net sales derived from domestic customers.

DAVCO ACQUISITION

     Effective July 15, 1997, ECI Sportswear acquired substantially all of the assets of Davco Industries, Inc. ("Davco"), a maker of men's and boys' activewear, swimwear, loungewear and some sportswear products sold under the "Perry Ellis America" and/or "Perry Ellis" labels and men's sportswear under the "Jeffrey Banks" label. The purchase price paid consisted of (a) 3,000,000 shares of the Company's Common Stock then valued at $720,000 and (b) a contingent cash purchase price to Davco based on the pre-tax net income of the Davco apparel business as owned by ECI Sportswear from the closing date through December 31, 1997 (subject to certain adjustments), which was $3,483,000. On April 10, 1998, the Company completed payment of the contingent purchase price.

     The acquisition was accounted for as a purchase and, accordingly, operating results of this business subsequent to the date of acquisition were included in the Company's consolidated financial statements. The purchase price was allocated based on estimated fair values at the date of acquisition. This resulted in an excess of purchase price over net assets acquired of $3,219,000, which has been recognized as goodwill and is being amortized on a straight-line basis over 20 years. As a result of the amendments to PEI licenses entered into in February 1999 (see "License Expirations"), the amortizations of this goodwill may be accelerated.

     All 3,000,000 shares of the Company's Common Stock delivered to Davco are subject to the terms, conditions and restrictions of a Shareholders Agreement entered into on July 15, 1997 between Davco, the Company, Steven Arnold and Christopher Healy (Davco's sole shareholders) and certain other shareholders of the Company. (See "Certain Relationships and Related Transactions - Davco Shareholders Agreement".)

ITEM 2. PROPERTIES.

     The Company currently has approximately 40,000 square feet of leased space for its executive and sales offices and showrooms in New York in two locations, and also leases approximately 29,600 square feet of space in New Jersey which serves as its general business, accounting and management information service headquarters; 120,000 square feet of warehouse space adjacent to its New Jersey offices; and approximately 22,000 square feet of warehouse space in Stamford, Connecticut. ECI has three retail outlet stores in South Carolina, Tennessee and Virginia with an aggregate of approximately 7,500 square feet. The leases for the premises in New Jersey terminate on June 30, 1999 and March 31, 2000.

     On March 16, 1999, the Company entered into a new lease for approximately 33,000 square feet at 1411 Broadway, New York, N.Y. In April, 1999, the Company entered into a sublease for the third floor at 475 Fifth Avenue, New York, NY. The Company intends to sublease the balance of its space at such location and to consolidate all of its executive, finance, sales and administrative offices and showroom into its new premises.

     As part of the Simon Purchase Transaction, commencing on June 1, 1999, the Company will take over Warnaco's New Bedford, Massachusetts warehouse facilities, which consist of approximately 300,000 square feet. The Company is currently in negotiations for a new lease for the New Bedford facility. The Company intends to consolidate substantially all of its warehousing in the New Bedford facility.

ITEM 3. LEGAL PROCEEDINGS.

     The Company, in the ordinary course of its business, is party to various legal actions the outcome of which the Company believes will not have a material adverse effect on its consolidated financial statements at December 31, 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1998.

                                     PART II

ITEM  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
         MATTERS.

     The Company's Common Stock is traded in the over-the-counter (OTC) market under the symbol AISI (formerly ARIN). Set forth below are the high and low bid prices for a share of the Common Stock for the first quarter of 1999 and for each fiscal quarter during the prior two fiscal years, as reported in published financial sources. Pursuant to the terms of the Company's loan agreements, the Company has agreed not to declare or pay any dividends (other than stock dividends) on the Common Stock without the prior written consent of its lenders. The Company has not paid any dividends during the last two fiscal years and does not intend to pay any cash dividends in the foreseeable future. The price quotations set forth below reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.


                                                    High                 Low
                                                  ------               -------
1997     First Quarter                             .3437                .3125
         Second Quarter                            .6400                .3750
         Third Quarter                            1.6562                .4800
         Fourth Quarter                           2.1250                .9375

1998     First Quarter                            2.0625               1.3125
         Second Quarter                           2.125                 .875
         Third Quarter                            1.0625                .625
         Fourth Quarter                            .875                 .125

1999     First Quarter                            3.6875                .625
         (through date of
         March 22, 1999)

     There were approximately 4,020 shareholders of record as of March 22, 1999 and the closing bid price of a share of the Common Stock was $2.94 on March 22, 1999.

RECENT SALES OF UNREGISTERED SECURITIES

     At the closing of the Simon Purchase Transaction on February 26, 1999, (i) The Simon Group acquired 24,107,145 shares of Common Stock and 2,093,790 shares of Series A Preferred Stock (convertible into 20,937,790 shares of Common Stock) for $20,000,000 and (ii) the Company redeemed from AIF the Series B Junior Secured Note of the Company including all accrued interest thereon (representing a total indebtedness of $10,700,000) in exchange for $4,000,000 in cash plus 5,892,856 shares of common stock and 512,113 shares of Series A Preferred Stock (convertible into 5,121,130 shares of Common Stock). All such shares were sold to The Simon Group and AIF in a private, negotiated transaction, exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), as a transaction not involving any public offering.

     In March 1999, the Company issued 700,000 shares of Common Stock to Warnaco, Inc. in consideration for Warnaco's consent to the Simon Purchase Transaction (See "Certain Relationships and Related Transactions --Agreements with Warnaco). In March 1999, the Company issued 250,000 shares of Common Stock to Shapiro Forman & Allen LLP, in partial payment for services rendered by such law firm to The Simon Group in connection with the Simon Purchase Transaction, which services, under the terms of the Purchase Agreement, were to be paid for by the Company. These share issuances are exempt from registration pursuant to
Section 4(2) of the Securities Act as transactions not involving any public offering.

     The shares of Series A Preferred Stock of the Company are not publicly traded. Each share of Series A Preferred Stock is automatically convertible into ten shares of Common Stock upon the filing of a Certificate of Amendment to the Certificate of Incorporation of the Company increasing the authorized shares of Common Stock of the Company to an amount sufficient to permit conversion of all shares of outstanding Series A Preferred Stock. Pursuant to the Purchase Agreement the Company has agreed to call and hold a Shareholders Meeting as promptly as practical following the filing of this Annual Report for the purpose of seeking shareholder approval of such amendment to the Company's Certificate of Incorporation.

ITEM 6. SELECTED FINANCIAL DATA

                                                            (In thousands except for per share data)
                                        ----------------------------------------------------------------------------------
                                                                            11 Months
                                        Year Ended       Year Ended           Ended               52-53 Weeks Ended
                                        ----------       ----------       ------------       -----------------------------
                                         12/31/98         12/31/97        12/31/96 (1)         2/3/96           1/28/95
--------------------------------------------------------------------------------------------------------------------------
Net sales                                $127,680          $94,539          $130,155          $171,963         $186,091
--------------------------------------------------------------------------------------------------------------------------
Income (loss) from  continuing
  operations before extraordinary
  items                                  (4,250)            2,333             2,104            (8,057)           2,216
--------------------------------------------------------------------------------------------------------------------------
Net income (loss)                        (3,728)            2,333           12,966 (2)         (8,057)           2,216
--------------------------------------------------------------------------------------------------------------------------
Earnings per share before
  extraordinary items - basic             (.29)              .18               .18              (.68)             .19
--------------------------------------------------------------------------------------------------------------------------
Earnings per share before
  extraordinary items - diluted           (.29)              .16               .17              (.68)             .19
--------------------------------------------------------------------------------------------------------------------------
Earnings per share - basic                (.25)              .18              1.09              (.68)             .19
--------------------------------------------------------------------------------------------------------------------------
Earnings per share - diluted              (.25)              .16              1.07              (.68)             .19
--------------------------------------------------------------------------------------------------------------------------
Total assets                              81,655            73,837            44,855           93,928            98,932
--------------------------------------------------------------------------------------------------------------------------
Long-term obligations                     16,438            16,930            16,702           66,505            64,239
--------------------------------------------------------------------------------------------------------------------------
Working capital                           9,098             11,738            12,370           29,809            34,248
--------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                      14,092            17,814            14,755             564             8,611
--------------------------------------------------------------------------------------------------------------------------


1. On December 10, 1996, the Company determined to change its fiscal year to the calendar year ending December 31st, rather than a 52-53 week year ending on the Saturday closest to January 31st. The period ended December 31, 1996 is a transitional period of approximately eleven months from February 4, 1996 to December 31, 1996.

2. For the eleven months ended December 31, 1996, the Company had net income of $12,966,000 or $1.09 per share, inclusive of (i) a gain of $7,786,000 on the sale of the stock of its wholly owned subsidiary, Perry Manufacturing Company, on September 30, 1996 (reduced by the write off of the cumulative effect of foreign currency translation adjustments of $1,108,000 arising from the Perry Sale), and (ii) an extraordinary gain of $10,862,000 associated with the reduction in the Company's debt to its then senior secured lender, Heller Financial, Inc., from $53,384,000 to $1,665,000, including principal of $1,000,000 and capitalized interest of $665,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements, including the notes thereto, and the "Selected Financial Data" included on pages F-1 through F-29 and Page 6, respectively, of this Annual Report.

FORWARD LOOKING STATEMENTS

     Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to factors discussed in this Report, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission ("SEC").

     During 1999, the Company expects to incur substantial restructuring charges in connection with the consolidation of its operations and facilities. See "Properties." Included in these restructuring charges are severance payments to Charles Ramat. See "Executive Compensation - Employment Agreements." In addition, the Company expects to enter into new licensing arrangements which may result in startup expenses during 1999 without any related revenues during the year.

YEAR 2000 COMPLIANCE

     The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year is commonly referred to as the Year 2000 ("Y2K") Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information. The Company's Year 2000 Project ("Project") is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000.

     The Project has been divided into three major areas: 1) IBM AS400; 2) Application Software, and 3) PC Hardware and software. The general phases common to all sections are: 1) inventorying Year 2000 items; 2) assigning priorities to inventoried items; 3) assessing the Year 2000 compliance of items determined to be material to the Company; 4) repairing or replacing material items that are determined not be Year 2000 compliant; 5) testing material items; and 6) designing and implementing contingency and business continuation plans. Internal resources are being used to make required modifications and test Year 2000 Compliance. The Company's target date for completion is June 30, 1999.

     The IBM AS400 (Model 620) is the backbone of the Company's computer system. The Company currently maintains 100% of its inventory valuation and tracking, order processing and picking/shipping functions on the AS400. In addition, the Company also maintains the bulk of its accounting records on the AS400. The IBM AS400 (hardware) is Year 2000 compliant. The only modification to the AS400 will be a change in the operating system from a "CISC" (Commercial Instruction Set Computer) based system to a "RISC" (Reduced Instruction Set Computer) based system. This change will be necessary to support the Y2K upgrades to the Company's "PKMS" (Pick Ticket Management System) and "RLM" (Ron Lynn Management Accounting Software System) application software packages which are based on the "RISC" operating system. The Company contracted with a third party supplier for installing the new system which was completed in February 1999.

     The Applications Software section includes both the conversion of applications software that is not Y2K compliant and, where available from the supplier, the replacement of such software. The Company has contracted with the suppliers of the "PKMS" and the "RLM" for Y2K compliant upgrades of these packages and the upgrades were installed by December 31, 1998 with the testing commencing in the first quarter of 1999. The remaining two applications, the "ACS" Apparel Computer System which is used to process all customer orders, invoices and inventory controls and the "Premenos" Electronic Document Interchange Software system, which processes document interchanges between the Company and retailers, will be upgraded using internal resources. The Company has identified 100% of the programs/sub-system routines in these two applications that require modification. These upgrades will be tested and finished during the third quarter of 1999.

     The final section of the Project is to determine if all of the Company's personal computer (PC) hardware and software systems are Y2K compliant. Each PC will be certified to be Y2K compliant. Any PC that is found to be noncompliant will be replaced. The Company intends to use internal resources to do the certification. All software needed to assure Y2K compliance will be completed after all of the Company's PC's have been certified Y2K compliant. The Company does not anticipate many Y2K issue in this area since approximately 90% of the software in use is off the shelf retail software (spreadsheet, word processing packages etc.) that is already Y2K compliant.

     The total cost to the Company of these Y2K Compliance activities is estimated to be approximately $100,000 which includes the cost of a programmer as well as costs for software upgrades and third party contractors/suppliers, and will be funded internally through operating cash flows. These costs and the date on which the Company plans to complete the Y2K modification and testing processes are based on management's best estimates, which were derived utilizing continued availability of certain third party modification plans and other factors. However, there can be no guarantee that these objectives will be achieved; actual results could differ from those plans.

     The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Y2K Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000. The Company believes that with the completion of the Project as scheduled the possibility of significant interruptions of normal operations should be reduced.


FINANCIAL CONDITION

WORKING CAPITAL AND LIQUIDITY

     As of December 31, 1998, the Company had working capital of approximately $9,098,000 compared to $11,738,000 at December 31, 1997. The decrease in working capital from December 31, 1997 to December 31, 1998 is due to funding the Company's operating loss during the year, offset by the extraordinary gain of $522,000 recorded by the Company in connection with the early extinguishment of the Company's debt obligations to Heller. During the year ended December 31, 1998, the Company financed its capital expenditures principally through internally generated funds and credit facilities. The Company's interest payments to its secured lenders scheduled for payment: (i) on January 31, 1998 were paid in kind pursuant to amendments to the Company's loan agreements; (ii) on May 4, 1998 and August 3, 1998 were paid in cash on their due dates; and
(iii) on November 3, 1998 were paid on February 26, 1999 by agreement with the lenders.

     On January 29, 1998, the Company repaid in full all principal and interest of the Company's debt obligations to Heller Financial, Inc. ("Heller"). Such payment amounted to $1,128,000, which included accrued interest through the date of repayment. In addition, the Company recorded an extraordinary gain on the early extinguishment of the Heller debt in the amount of $522,000. On February 26, 1999, simultaneous with the closing of the Simon Purchase Transaction, the Company redeemed from AIF the Series B Junior Secured Note of the Company (which represented a total indebtedness of $10,657,999 as of January 31, 1999). The Company remains obligated under its Series A Junior Secured Note to BNY (See "Debt Service and Capital Needs" below). On February 26, 1999, the Company brought current and paid in full all scheduled principal and interest obligations due to BNY on or prior to that date.

     Also on February 26, 1999, simultaneous with the closing of the Simon Purchase Transaction, the Company, ECI, ECI Sportswear, and certain ECI subsidiaries entered into a Financing Agreement with CIT Commercial Services Group, Inc. ("CIT") and certain other financial institution lenders, whereby such lenders agreed to provide a revolving credit facility of up to $65,000,000 for working capital loans and letter of credit financing, with a final maturity date of February 26, 2002. The obligations under the Financing Agreement are secured by a lien on all of the Subsidiaries' assets and are guaranteed by the Company on an unsecured basis. The revolving credit facility provided by such Financing Agreement replaced ECI and ECI Sportswear's prior working capital facilities. The Financing Agreement is filed herewith as Exhibit 10.115.

     Cash used in operating activities for the year ended December 31, 1998 ("fiscal 1998") was $11,236,000 as compared to $21,918,000 during the year ended December 31, 1997 ("fiscal 1997"). The decrease in funds used in operating activities in fiscal 1998 was due to the timing of collection of receivables offset by an increase in other current liabilities due to higher levels of markdowns and allowances.

     Cash used in investing activities during fiscal 1998 was $2,892,000 as compared to $1,300,000 during fiscal 1997. The increase in cash used in investing activities was due to the payment of the Davco contingent cash purchase price offset by a decrease in capital expenditures.

     Cash provided by financing activities during fiscal 1998 was $13,868,000 as compared to $18,312,000 during fiscal 1997. The decrease in cash provided by financing activities in fiscal 1998 was the result of lower borrowings on the Company's line of credit along with the repayment of the Heller Note.

DEBT SERVICE AND CAPITAL NEEDS

     As of February 26, 1999, the Company's remaining long-term indebtedness consisted of its obligations to BNY under the Series A Junior Secured Note Agreement dated June 30, 1993, pursuant to which BNY was owed $7,442,000, plus interest at the rate of 7% per annum, with a final maturity date of November 3, 2002. On September 12, 1997, the

     Company and BNY entered into an amendment of the BNY Note Agreement providing that (1) scheduled interest accruing under the BNY Note Agreement for the period February 1, 1996 through January 31, 1998 would not be paid in cash and instead would be added to principal and shall be payable on November 3, 2002, (2) scheduled interest under the BNY Note Agreement accruing for the periods commencing February 1, 1998 will be made in cash on quarterly payment dates commencing May 4, 1998 and (3) the principal payment of $300,000 otherwise due November 3, 1997 would be paid quarterly in installments of $15,000 each on the last day of each calendar quarter commencing on December 31, 1997, with any remaining balance due on November 3, 2002. As a condition of BNY's consent to the Simon Purchase Transaction, the remaining balance of $240,000 of such quarterly principal was paid on February 26, 1999. In addition, the Company paid $580,000 representing scheduled payments of principal of $300,000 and interest of $280,000 otherwise due on February 1, 1999. The remaining principal of BNY's Note, aggregating $6.4 million, is payable on November 3 of each year as follows:

                      YEAR                           AMOUNT
                      ----                           ------
                      1999                           500,000
                      2000                           600,000
                      2001                         1,100,000
                      2002                         4,200,000

In addition, on November 3, 2002, the Company is obligated to pay BNY $1,042,000, representing the quarterly interest payments for the period February 1, 1996 through January 31, 1998, that were deferred under the September 1997 amendment. BNY is also entitled to receive mandatory prepayments based upon 50% of certain "excess cash flows" of the Company as defined in the Company's note agreements with BNY.

     As a result of the Simon Purchase Transaction and the CIT Financing Agreement, the Company believes it has adequate liquidity and capital resources to meet its requirements for at least the next twelve months.

CAPITAL EXPENDITURES

     Capital expenditures were $233,000 for the year ended December 31, 1998 compared to $461,000 in the year ended December 31, 1997.

RESULTS OF OPERATIONS

1998 Compared to 1997

     NET INCOME. The Company reported a net loss of $3,728,000 (after taxes and an extraordinary gain on debt forgiveness of $522,000) for the twelve months ended December 31, 1998 compared to net income (after taxes) of $2,333,000 for the twelve months ended December 31, 1997. The loss was primarily due to a reduction in consumer demand for "Perry Ellis America" outerwear products which resulted in a reduction of sales of $12,180,000 and related reduction of gross profit of $6,947,000. This was partially offset by the Company's successful introduction of its "Fubu" boys' licensed products which were introduced during 1998. In addition, the Company's business in general was impacted by the unseasonably warm weather throughout the United States which adversely affected the market for outerwear products. As a result of the Company's decreased net income, borrowings against the lines of credit were necessary in order to source and ship the Fubu licensed products which were in demand during 1998. Additionally, increased borrowings were required to support the Davco operations for the entire 1998 fiscal year compared to the five and a half months in 1997. These increased borrowings resulted in increased interest and debt expense. These factors were partially offset by an extraordinary gain of $522,000 recorded in connection with the early extinguishment of the Company's debt to Heller.

     NET SALES. The Company's net sales increased from $94,539,000, in 1997 to $127,680,000 in 1998, an increase of $33,141,000. This increase was a result of the inclusion for a full calendar year, of sales from product lines acquired from Davco and the new "FUBU" license which amounted to $40,039,000. In addition, net sales increased by $6,099,000 to private label customers. These increases were offset by a decrease of $12,997,000 resulting from reduced sales of the "Perry Ellis America" brand.

     GROSS PROFIT. Gross Profit was $29,540,000 or 23.1% for the twelve months ended December 31, 1998, as compared to $27,042,000 or 28.6% for the twelve months ended December 31, 1997. Gross Profit was negatively impacted by several factors, primarily the weak performance of the Company's "Perry Ellis America" brand which suffered from markdowns necessary to sell off excess inventory and unseasonably warm weather throughout the United States which adversely affected outerwear companies resulting in lower gross profits.

     COMMISSION AND LICENSING INCOME. Commission and Licensing Income decreased from $1,732,000 for the twelve months ended December 31, 1997 to $1,570,000 for the twelve months ended December 31, 1998. This decrease resulted from a reduction in commissions from private label customers who are now using the Company as a direct merchandise supplier.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and Administrative expenses were $29,950,000 or 23.5% for the twelve months ended December 31, 1998 as compared to $23,474,000 or 24.8% for the twelve months ended December 31, 1997, an increase of $6,476,000 or 27.6%. The increase in Selling and Administrative expenses were primarily due to the inclusion for the entire 1998 fiscal year of Selling and Administrative expenses of Davco, whose assets were acquired by the Company on July 15, 1997 and the addition of the new "FUBU" license during 1998.

     INTEREST AND DEBT EXPENSE. The Company's interest and debt expense for 1998 increased by $2,115,000 or 68.1% compared to 1997. As a result of the Company's decreased net income, increased borrowings against the Company's lines of credit were necessary in order to source and ship the Fubu licensed products which were in demand in 1998. Additionally, increased borrowings were required to support the Davco operation for the entire 1998 fiscal year as compared to only five and a half months in 1997. These increased borrowings resulted in an increase in interest and debt expense.

1997 Compared to Fiscal 1996

     On December 10, 1996, the Company determined to change its fiscal year to the calendar year ending December 31st rather than a 52-53 week year ending on the Saturday closest to January 31st. The Company determined to change its fiscal year end to the calendar year ending December 31st so that its tax and financial accounting years would end on the same date, and to better reflect the seasonal nature of the Company's apparel business by having the Spring, Holiday and Fall seasons all included in the same calendar year. In the past, the Spring season overlapped two fiscal years. The operating results for the year ended December 31, 1997 are compared to the fiscal period ended December 31, 1996, which was a transition period consisting of the eleven months ended December 31, 1996. The operating results for the year ended December 31, 1997 include the operating results of ECI Sportswear from and after its July 15, 1997 acquisition of the Davco business. The operating results for the eleven month period ending December

31, 1996 include Perry's operating results through September 30, 1996, a gain of $7,786,000 resulting from the sale of Perry (reduced by the write-off of the cumulative effect of foreign currency translation adjustments of $1,108,000 arising from the Perry Sale) and an extraordinary gain of $10,862,000 on the reduction of indebtedness to Heller.

     The Company has not restated its operating results for the eleven month period ended December 31, 1996, to a twelve month calendar reporting period due to: (i) the inability to obtain operating results from Perry on a calendar month basis, since Perry is no longer owned by Aris; and (ii) the difficulty in restating the Company's 1996 results to a monthly basis since all monthly closings were computed based on thirteen week quarters, except the last quarter which was based on nine weeks.

     NET INCOME. The Company reported net income of $2,333,000 for the year ended December 31, 1997, compared to net income of $12,966,000 for the eleven months ended December 31, 1996, inclusive of the gain on the Perry sale and reduction of indebtedness to Heller implemented on September 30, 1996.

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

NET SALES

     The Company's net sales decreased from $130,155,000 during the eleven month period ended December 31, 1996 to $94,539,000 during the year ended December 31, 1997. The net sales decrease of $35,616,000 for the year ended December 31, 1997 compared to the same period in the prior year was due to the exclusion of Perry, which had net sales of $64,639,000 in 1996. The net sales decrease was offset by the inclusion of ECI Sportswear's net sales of $26,027,000 from and after the July 15, 1997 date of the acquisition of the Davco business. In addition, ECI's net sales increased by $2,996,000 due to the month of January 1997 being included in the year ended December 31, 1997 as compared to the prior years comparable period ended December 31, 1996 not including the month of January 1996. This was a result of the change from a fiscal year to a calendar year.

GROSS PROFIT

     Gross Profit was $27,042,000 or 28.6% for the twelve months ended December 31, 1997, as compared to $25,506,000 or 19.6% for the eleven months ended December 31, 1996. The favorable increase is due to improved gross margins at ECI due to a better product mix for the year ended December 31, 1997 as compared to the eleven months ended December 31, 1996. During the eleven months ended December 31, 1996, due to the adverse retail environment, ECI sold excess inventory at lower gross margins in order to maintain a clean inventory position. In addition, the gross margin for fiscal year 1997 reflects the inclusion of the Davco business, acquired by ECI Sportswear, which includes sales at higher branded margins, similar to ECI's. Gross margins for the year ended December 31, 1996 were also affected by the lower margins at Perry, which historically as a private label manufacturer, had substantially lower gross margins than ECI.

SELLING AND ADMINISTRATIVE EXPENSES

     Selling and Administrative expenses as a percentage of net sales for the year ended December 31, 1997 were 24.8% compared to 19.5% for the eleven months ended December 31, 1996. The percentage increase for the year ended December 31, 1997 from the comparable period in the prior year was due primarily to the exclusion of Perry (after the Perry Sale on September 30, 1996), which historically had a much lower Selling and Administrative expense structure. In addition, ECI's sales commissions expense increased in 1997, the result of selling a branded product at higher commission rates, while comparable periods, during the eleven months ended December 31, 1996, reflected lower sales commissions expense which resulted from the selling of excess inventory at lower prices in order to maintain an optimum inventory level. There was an increase in depreciation expense in 1997 due to the purchase of product data management equipment and other computer equipment allowing ECI to more efficiently control its merchandising, production, sourcing and shipping.

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

AVAILABILITY OF NET OPERATING LOSS CARRYFORWARDS

     The Company had approximately $76,000,000 of net operating loss carryforwards ("NOL") at December 31, 1998, after offset against federal taxable income for the year ended December 31, 1998. The Company believes the NOL will be available to offset federal taxable income for the period from January 1, 1999 through February 26, 1999(the date of closing of the Simon Purchase Transaction), including any taxable income due to cancellation of indebtedness in connection with the redemption by the Company from AIF of the Series B Junior Secured Note on February 26, 1999. However, due to the change of ownership resulting from the Simon Purchase Transaction, the Company's use of any remaining net operating loss carryforwards from and after February 27, 1999 will be severely limited.

     Any significant disallowance of the use of the Company's net operating loss carryforwards in periods on or prior to February 26, 1999 could have a material adverse effect upon the Company. The conclusions drawn by the Company in monitoring and calculating the requirements of Section 382 of the Internal Revenue Code for activity subsequent to the Company's 1986 restructuring involve many complex and technical issues. The Internal Revenue Service could disagree with the Company's position and should such a dispute arise, it would be difficult to predict the outcome. The Company's 1993 Plan of Reorganization should qualify under Section 382(l)(5) of the Internal Revenue Code and therefore should preserve a substantial portion of the net operating loss carryforwards of the Company for use in periods on and prior to February 26, 1999.

EFFECT OF INFLATION

     The Company does not believe that inflation has had any material impact on its operating results for any of the fiscal periods discussed in the management's discussion and analysis.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of position and measurement of these instruments at fair value. The Statement is effective for fiscal years beginning after June 15, 1999. Management believes that adopting this Statement will not have a material impact on the financial position, results of operations or cash flows of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Set forth below are the name, age and principal occupation of the current members of the Board of Directors and the executive officers of the Company, their positions with the Company, their business experience during the last five years and the year each was first elected a director of the Company. Directors hold office until the next Annual Meeting of Shareholders and until their respective successors are elected and qualify, provided that vacancies occurring in the Board of Directors may be filled by vote of the Directors. Officers of the Company serve at the pleasure of the Board of Directors of the Company.


NAME                           AGE         POSITION
------------------------------------------------------------------------------------------------------------
Arnold H. Simon                52          Director, Chairman and Chief Executive Officer of the Company
                                           since February 26, 1999.
------------------------------------------------------------------------------------------------------------
David Fidlon                   56          Director of the Company and Executive Vice President and Chief
                                           Operating Officer of the Company and its subsidiaries since
                                           February 26, 1999. President of the Company since April 12, 1999.
------------------------------------------------------------------------------------------------------------
Robert A. Katz                 32          Director
------------------------------------------------------------------------------------------------------------
Debra Simon                    42          Director since March 18, 1999.
------------------------------------------------------------------------------------------------------------
Howard Schneider               70          Director since March 18, 1999.
------------------------------------------------------------------------------------------------------------
Paul Spector                   56          Senior Vice President, Chief Financial Officer, Treasurer and
                                           Secretary
------------------------------------------------------------------------------------------------------------
Vincent F. Caputo              44          Vice President, Assistant Treasurer and Assistant Secretary
------------------------------------------------------------------------------------------------------------

     ARNOLD H. SIMON, 52, became Chairman of the Board of Directors and Chief Executive Officer of the Company, ECI and ECI Sportswear on February 26, 1999. From 1985 until December 1997, Mr. Simon was president of Rio Sportswear, Inc., and from 1994 until December 1997, he was President, Chief Executive Officer and a Director of Designer Holdings Ltd., which he founded. Mr. Simon has an aggregate of 30 years of experience in the apparel industry. Mr. Simon is the Managing Member of The Simon Group and has sole voting and investment power with respect to the shares of the Company owned by The Simon Group. Mr. Simon currently owns a majority of the membership interests in The Simon Group.
Mr. Simon is married to Debra Simon.

     DAVID FIDLON, 56, became a Director of the Company and Executive Vice President and Chief Operating Officer of the Company and its subsidiaries on February 26, 1999. On April 12, 1999, he was appointed President of the Company. From January 1998 until February 26, 1999, he was a consultant to A.S. Enterprises, Inc., a private company owned by Mr. Simon. Mr. Fidlon was Senior Vice-President and Controller of Designer Holdings Ltd. from June 1995 until December 1997, and was Chief Accounting Officer from January 22, 1996 until December 1997. From June 1994 until June 1995, Mr. Fidlon was Director of Compliance and Financial Reporting for Ellen Tracy, Inc. From 1989 until 1994, Mr. Fidlon was Senior Manager and Audit Compliance Manager at Weidenbaum Ryder and Co., Accountants and Auditors. Mr. Fidlon owns approximately 1.7% of the membership interests of The Simon Group.

     ROBERT A. KATZ, 32, has been a Director of the Company since June 1993. Mr. Katz is an officer of Apollo Advisors, L.P. and of Lion Advisors, L.P., with which he has been associated with since 1990. Mr. Katz is also a director of Vail Resorts, Inc., Alliance Imaging, Inc. and MTL, Inc.

     DEBRA SIMON, 42, became a Director of the Company on March 18, 1999. Ms. Simon was Executive Vice- President and a Director of Designer Holdings Ltd. from March 1994 until December 1997, and was Vice-President of Rio Sportswear, Inc. from 1985 until 1997. Ms. Simon is the wife of Arnold H. Simon.

     HOWARD SCHNEIDER, 70, became a Director of the Company on March 18, 1999. Mr. Schneider has been engaged as a Certified Public Accountant with the firm Schneider, Schechter & Yoss, an accounting firm based in Lake Success, New York, for the past 30 years. Mr. Schneider performs accounting services for The Simon Group and Mr. and Ms. Simon personally.

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

     John J. Hannan, Edward M. Yorke and David N. Schreiber were Directors of the Company until February 26, 1999, when they resigned effective on the closing of the Simon Purchase Transaction. Effective March 29, 1999, the Company terminated the employment of Charles Ramat. Therefore, Mr. Ramat resigned as a director of the Company.

SHAREHOLDERS AGREEMENTS

     At the closing of the Simon Purchase Transaction, the Company, The Simon Group, Apollo and Charles S. Ramat entered into a Shareholder Agreement (the "1999 Shareholders Agreement") pursuant to which, among other things, the parties agreed to vote their shares of the Company for the designees as Directors of the Company nominated by The Simon Group, provided that such nominations must include one individual nominated by Apollo (so long as Apollo beneficially owns at least 50% of the shares of Common Stock beneficially owned by it on such closing). Pursuant to the 1999 Shareholders Agreement, Arnold Simon, David Fidlon, Debra Simon and Howard Schneider were designated by The Simon Group as additional and replacement Directors of the Company. Prior to the closing of the Simon Purchase Transaction on February 26, 1999, none of Arnold Simon, Debra Simon, David Fidlon or Howard Schneider was a Director of, or held any position, with the Company or any of its subsidiaries.

     The Shareholders Agreement entered into June 30, 1993 between the Company, Apollo, Charles S. Ramat and certain other non-Apollo subject shareholders, which had provided for certain agreements as to election of directors of the Company, terminated by its terms upon the closing of the Simon Purchase Transaction.

BOARD MEETINGS AND COMMITTEES

     The Board held four meetings during the fiscal year ended December 31, 1998.

     The Board's Audit Committee during the fiscal year ended December 31, 1998 consisted of Messrs. Katz and Schreiber. The Audit Committee is charged with reviewing matters relating to the annual consolidated financial statements prepared by the Company's management and audited by the independent auditors, reviewing interim financial statements and evaluating internal controls and systems established by the Company. The Audit Committee met once during the 1998 fiscal year.

     The Board's Compensation and Stock Option Committee during the fiscal year ended December 31, 1998 consisted of Messrs. Hannan, Yorke and Katz. The Compensation and Stock Option Committee is charged with reviewing and making determinations with respect to compensation to be paid to officers and other employees of the Company and with administering and making determinations under the Company's stock option plan. The Compensation and Stock Option Committee met twice during the 1998 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table presents the compensation paid, on a cash basis, to the Chief Executive Officer of the Company and the one other executive officer of the Company as of December 31, 1998 who received compensation in excess of $100,000.


                                                                                            Long-Term               All Other
                                                         Annual Compensation              Compensation            Compensation
                                                 -----------------------------------   --------------------   ----------------------
                                                                                           Securities
                                    Fiscal                                              Underlying Stock
  Name and Principal Position      Year (1)       Salary ($)              Bonus ($)       Options (#)
-------------------------------  -------------   ------------    -------------------   --------------------   ----------------------
Charles S. Ramat, President (10)      1998          $579,842       $250,636      (2)        -0-                  $155,914     (3)
                                     1997          $562,754       $227,871      (4)      750,000     (5)        $ 46,649     (6)
                                     1996          $500,207       $759,949      (7)      152,500     (8)           1,500     (9)

-------------------------------  -------------   ------------    ----------- -------   -----------  ------- ------------- --------
Paul Spector, Senior Vice            1998          $140,000        $20,775                 -0-                       -0-
  President and Chief                1997          $140,000        $30,500               15,000      (5)             -0-
  Financial Officer                  1996          $125,000           -0-                15,000      (8)           1,500     (9)

-------------------------------  -------------   ------------    -----------  -------  -----------  ------- ------------- --------

(1) In this Summary Compensation Table, the 1998 fiscal year consists of the twelve months ended December 31, 1998; the 1997 fiscal year consists of the twelve months ended December 31, 1997; and the 1996 fiscal year consists of the eleven months ended December 31, 1996.

(2) Includes (i) payments during 1998 of (i) the one-time non-recurring success bonus earned for the 1996 fiscal year with respect to the sale of the Company's Perry Manufacturing Company subsidiary ("Perry") on September 30, 1996; and (ii) bonus is based upon achievement of performance targets of the Company and its subsidiaries in 1997. See "Employment Agreements."

(3) Includes portion of bonus (50%) earned for the 1995 fiscal year, which pursuant to Mr. Ramat's Employment Agent with the Company, was paid three years after completion of such fiscal year (that is, during 1998) contingent on the market value of the Common Stock at such later time. See "Employment Agreements."

(4) Includes monthly installments paid during fiscal 1997 of the one-time non-recurring success bonus earned for the 1996 fiscal year with respect to the sale of Perry on September 30, 1996. Also includes Mr. Ramat's bonus for services on behalf of ECI for the [1997] fiscal year.

(5) These options were granted on August 28, 1997 under the Company's 1993 Incentive Stock Option Plan and were to have vested eight years from the date of grant, subject to accelerated vesting in the event of certain refinancings of the Company's secured indebtedness. In accordance with the terms of such Plan, these options vested on the closing date of the Simon Purchase Transaction due to the change in control of the Company.

(6) Includes portion of bonus (50%) earned for the 1994 fiscal year, which pursuant to Mr. Ramat's Executive Employment Agreement with the Company, was paid three years after completion of such fiscal year (that is, during 1997) contingent on the market value of the Common Stock at such later time. See "Employment Agreements".

(7) Includes one-time non-recurring success bonus earned for the 1996 fiscal year with respect to the sale of Perry on September 30, 1996, 50% of which is to be paid in cash upon completion of such fiscal year, with the other 50% to be paid in 36 equal monthly installments, commencing after completion of the 1996 fiscal year. Also includes Mr. Ramat's bonus for services on behalf of ECI for the twelve month period February 4, 1996 through January 31, 1997.

(8) These options were granted in December, 1996 under the Company's 1993 Stock Incentive Plan with respect to shares of the Common Stock and were to have vested in three equal annual installments. In accordance with the terms of the Plan, these options, to the extent not already vested, vested on the closing date of the Simon Purchase Transaction due to the change in control of the Company.

(9) Includes amounts paid as matching contributions by the Company under its 401(k) plan.

(10) Effective with the closing of the Simon Purchase Transaction, Mr. Ramat relinquished the positions and Chairman and Chief Executive Officer. Effective March 29, 1999, the Company terminated Mr. Ramat's employment. As a result, he received a severance payment of $2,400,716.


STOCK OPTION PLAN AND STOCK OPTIONS

1993 Stock Incentive Plan

     On June 30, 1993, the Company's 1993 Stock Incentive Plan was adopted (the "1993 Stock Incentive Plan"). The 1993 Stock Incentive Plan authorizes the Company's Board of Directors (or a committee thereof), to award to employees and directors of, and consultants to, the Company and its subsidiaries (i) options to acquire Common Stock of the Company at prices determined when the options are granted, (ii) stock appreciation rights (entitling the holder to a payment equal to the appreciation in market value of a specified number of shares of Common Stock over a specified period), (iii) restricted shares of Common Stock whose vesting is subject to terms and conditions specified at the time of grant, and
(iv) performance shares of Common Stock that are granted upon achievement of specified performance goals. Options granted pursuant to the 1993 Stock Incentive Plan may be either "incentive stock options" within the meaning of
Section 422A of the United States Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified options. As originally adopted on June 30, 1993, a maximum of 1,200,000 shares of Common Stock can be covered by awards under the 1993 Stock Incentive Plan. On August 28, 1997, the Board of Directors of the Company approved an amendment to the 1993 Stock Incentive Plan to increase to 2,500,000 the maximum number of shares of Common Stock which can be covered by awards under the Plan; on April 6, 1998, the Board approved a further amendment to the 1993 Stock Incentive Plan to increase to 3,500,000 the maximum number of shares of Common Stock which can be covered by awards under the Plan. The amendment increasing such maximum to 3,500,000 shares was approved by the shareholders of the Company at the Annual Meeting of Stockholders held on July 9, 1998.

     The 1993 Stock Incentive Plan provides that any shares subject to an option under the Plan which terminate, are canceled or expire without being exercised may again be subjected to an option under that plan, subject to the earlier termination of that plan.

     As at December 31, 1998, options to purchase 1,803,000 shares of Common Stock were outstanding under the 1993 Stock Incentive Plan. In accordance with the terms of the Plan, all outstanding options, to the extent not already vested, vested and become exercisable on February 26, 1999, the closing date of the Simon Purchase Transaction.

Option Grants

     There were no grants of stock options to the Chief Executive Officer or any other executive officer of the Company during Fiscal Year 1998. The Company has not granted any stock appreciation rights.

Exercised/Unexercised Stock Options

     The following table sets forth, with respect to the named Executive Officers of the Company, the fiscal year-end value as at December 31, 1998 of unexercised options, as well as options exercised by such executive officers during the 1998 Fiscal Year. All options referred to below were granted under the 1993 Stock Incentive Plan.


                              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                        AND FY-END OPTION VALUES
                              -----------------------------------------------
                   Shares                            Number of Securities
                   Acquired                          Underlying Unexercised           Value of Unexercised
                   on Exercise      Value Realized   Options at FY-End (#)            In-the-Money Options at FY-End ($)
Name               (#)              ($)              Exercisable/Unexercisable        Exercisable/Unexercisable(1)
--------           -----------------------------------------------------------------------------------------------
Charles S. Ramat     -0-              -0-              450,833/800,834               $220,391/42,892
Paul Spector       10,000           $8,400             50,000/  20,000               $ 22,188/4,219
Vincent Caputo      1,667           $1,400             5,000 /   1,666               $  2,219/1,405


-----------

(1) The value of unexercised in-the-money options was calculated by determining the difference between the closing price of the Company's common stock on December 31, 1998 and the exercise price of the options.

Compensation of Directors

     During the twelve months ended December 31, 1998, each Director (other than Mr. Ramat) received director's fees at the rate of $18,000 per annum. Each of these directors was also entitled to receive reimbursement for expenses incurred in attending meetings of the Board or committees thereof on which they serve. In addition, outside directors (Mr. Schreiber) were entitled to receive $500 per meeting of the Committees of the Board to which they are assigned (Mr. Schreiber was a member of the Audit Committee). Mr. Ramat received no additional compensation for service as a Director.

Employment Agreements

     Charles S. Ramat was employed pursuant to an Executive Employment Agreement dated as of February 1, 1988, as amended ("Ramat Agreement"). The term of the Ramat Agreement was scheduled to expire on December 31, 2001.

     Mr. Ramat was entitled to receive a base salary of $500,000 per year (subject to an annual increase in an amount equal to the proportionate annual increase in the Consumer Price Index - All Items), which annual increases resulted in a base salary of $579,842 for 1998.

     The Ramat Agreement was amended on August 28, 1997 to provide that for the fiscal year commencing January 1, 1998, and each subsequent fiscal year during the term of the Ramat Agreement, Mr. Ramat would be entitled to a cash bonus based upon achievement of performance targets of the Company and its subsidiaries set annually in advance of each such fiscal year by mutual agreement. For the fiscal year commencing January 1, 1998, Mr. Ramat's cash bonus was computed as the sum of the following percentages of the combined net income of ECI and ECI Sportswear, computed prior to the provisions for taxes, for payment of management fees to the Company, or for payment of any bonuses to executives: 10% of such income in excess of $4,500,000 and up to $6,000,000 and 20% of such income in excess of $6,000,000 and up to $8,000,000.

     Mr. Ramat was also entitled to participate, at the Company's expense, in all insurance and medical plans of the Company available to its most senior employees, is entitled to reimbursement for business and entertainment expenses and is entitled to an allowance of $500 per month towards a leased automobile, and was entitled to receive, upon his death or total disability, 150% of his annual base salary.

     The Ramat Agreement was subject, at the Company's option, to termination only for cause upon 90 days' written notice if Mr. Ramat has been convicted of any material act of fraud, misappropriation, embezzlement, disloyalty, dishonesty or breach of trust against the Company or any of its subsidiaries or affiliated companies.

     The Ramat Agreement provides for indemnification by the Company for all claims relating to Mr. Ramat's service as an officer and director of the Company, and for advancement of expenses, except in those circumstances where indemnification would be precluded by Section 721 of the New York Business Corporation Law ("BCL") and requires that during the term of his employment thereunder, (a) the Company's Certificate of Incorporation and/or ByLaws (as required by law) must contain the provisions required by the BCL to provide for indemnification of officers and directors to the fullest extent set forth in BCL
Section 721 and to provide for the limitation of liability of directors to the fullest extent set forth in Section 402(b) of the BCL, and (b) the Company must maintain in full force and effect directors and officers liability insurance, to the extent available, providing coverage comparable to the insurance policy the Company had in effect on August 2, 1991.

     The Ramat Agreement provided for payments equal to 299% of Mr. Ramat's average cash compensation for the prior five years if his employment was terminated without cause, or if he terminated his employment for Good Reason (as defined in the Ramat Agreement).

     In connection with the Simon Purchase Transaction, the Company and Mr. Ramat entered into a Retention Agreement dated February 18, 1999 (the "Retention Agreement") which further amended the Ramat Agreement by, among other things,
(i) fixing the dollar amount of the severance payment to be provided to Mr. Ramat upon termination of employment at $2,400,716 (the "Severance Payment"),
(ii) providing for the Severance Payment in the event Mr. Ramat's employment with the Company terminates for any reason whatsoever, during the period commencing on the date the Retention Agreement was executed and ending 13 months following the closing date of the Simon Purchase Transaction, (iii) providing that the Company grant to Mr. Ramat additional options under the 1993 Stock Incentive Plan for 1,000,000 shares of Common Stock at an exercise price of $0.48 per share, (iv) providing, consistent with the 1993 Stock Incentive Plan, that all prior options granted to Mr. Ramat under the 1993 Stock Incentive Plan, to the extent not already vested, shall vest and become exercisable on the closing of the Simon Purchase Transaction, and (v) all new and prior options granted to Mr. Ramat under the 1993 Stock Incentive Plan will survive and remain exercisable for a period of two (2) years following termination of employment (except that this period shall be one-year in the event of death, total disability or termination by Mr. Ramat without Good Reason and this period shall be three (3) months in the event of termination by the Company for Cause, or in the case of the new options only, expiration and non-renewal of the term of the Ramat Agreement), but in no event in excess of the original term of the option.

     Effective March 29, 1999, the Company terminated Mr. Ramat's employment and made the Severance Payment required by the Retention Agreement.

     Mr. Paul Spector, the Company's Senior Vice President and Chief Financial Officer, is contractually entitled to a severance payment if he is terminated by the Company for reasons other than cause. The severance payment will equal one-half of Mr. Spector's annual salary at the time of termination.

     In March, 1999, the Company's Board of Directors authorized the Company and its principal subsidiaries to enter into three-year employment agreements with Arnold Simon and David Fidlon to serve as Chairman and Chief Executive Officer, and Executive Vice President and Chief Operating Officer, respectively, at an annual base salary of $750,000 and $375,000, respectively, subject to annual review, and an annual bonus equal to 2% and 1%, respectively, of adjusted EBITDA if adjusted EBITDA is between $5 million and $10 million, and 3% and 1.5%, respectively, of adjusted EBITDA if adjusted EBITDA is in excess of $10 million.

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

Compensation Committee Interlocks and Insider Participation

     The members of the Company's Compensation and Stock Option Committee (the "Committee") during the fiscal year ended December 31, 1998 were Messrs. Hannan, Yorke and Katz, none of whom were (i) during the twelve months ended December 31, 1998, an officer of the Company or any of its subsidiaries or (ii) formerly an officer of the Company or any of its subsidiaries. Messrs. Hannan and Katz may be considered executive officers of Apollo Advisors, L.P., the general partner of AIF, which until February 26, 1999, was a holder of secured indebtedness of the Company. Effective February 26, 1999, Messrs. Hannan and Yorke resigned from the Company's board of directors.

Report of the Committee on Executive Compensation

     The compensation of Charles S. Ramat, who was Chairman, President and Chief Executive Officer of Aris and Chairman and Chief Executive Officer of ECI and ECI Sportswear through February 26, 1999, is specified by the Ramat Agreement. See "Executive Compensation--Employment Agreements." This Agreement, which has been in effect for more than ten years, provided for a base salary (with annual cost of living increases) and an Aris-level excess cash flow annual bonus.

     On August 28, 1997, upon the recommendation of the Committee and approval by the Board of Directors, the Company entered into the Eighth Amendment(the "Eighth Amendment") to the Ramat Agreement. The Eighth Amendment, in summary, provides for the extension of Mr. Ramat's term of employment from June 30, 1998 to June 30, 2001; for the elimination of the existing provisions for any level excess cash flow annual bonus earned for fiscal year 1997 and thereafter; for the provision of annual cash bonuses based on achievement of performance targets of the Company and its subsidiaries to be set annually in advance of each fiscal year by mutual agreement; and for the grant (subject to achievement of vesting requirements) on the date of the Eighth Amendment of 750,000 options under Aris' 1993 Stock Incentive Plan to Mr. Ramat at an exercise price of $1.00 per share and vesting eight years from the date of grant, provided that Mr. Ramat has been continuously employed by the Company or its subsidiaries during such period. All or a portion of the options granted pursuant to the Eighth Amendment shall obtain accelerated vesting on the occurrence of the refinancing of the Company's debt obligations to Heller Financial, Inc., BNY Financial Corporation, and AIF-II, L.P. on or prior to December 31, 2000, and were granted in consideration for, among other things, Mr. Ramat's consent to the extension of the term of the Ramat Agreement for three (3) additional years through June 30, 2001, and his agreement to eliminate the Company-level excess cash flow annual bonus which he otherwise would have earned for fiscal years commencing January 1, 1997. The grant of such options to Mr. Ramat was ratified by the shareholders of the Company at the Annual Meeting of Shareholders held on July 9, 1998. (See "Executive Compensation - Employment Agreements" and "Executive Compensation - Stock Option Plan and Stock Options".)

     On December 5, 1995, Mr. Ramat assumed the duties of Chairman and Chief Executive Officer of ECI, in addition to his duties in such positions at the Company and on July 15, 1997, upon ECI Sportswear's acquisition of the business of Davco Industries, Inc., Mr. Ramat also assumed the position of Chairman and Chief Executive Officer of ECI Sportswear. No increases in base salary or other salaried compensation were provided to Mr. Ramat for services on behalf of these operating subsidiaries of the Company. The bonuses provided to Mr. Ramat based on achievement of performance targets, were for the fiscal years ending December 31, 1997 and 1998 established by the Stock Option and Compensation Committee at the commencement of such fiscal years as a percentage of the projected targets of net income of the operating subsidiaries prepared at the commencement of such fiscal years. The Stock Option and Compensation Committee selected the use of such performance-based bonuses to enable a direct tie to the net income of such operating subsidiaries during each such fiscal year of Mr. Ramat's employment. Since Mr. Ramat's Company-level excess cash flow bonuses have been eliminated for the 1997, 1998 and all subsequent fiscal years, there is no duplication of bonuses by reason of the performance bonuses based on net income of the operating subsidiaries of the Company.

     The grant of such options to Mr. Ramat was ratified by the shareholders of the Company at the Annual Meeting of Shareholders held on July 9, 1998. (See "Executive Compensation - Employment Agreements; and "Executive
Compensation--Stock Option Plan and Stock Options").

     The bonuses provided to Mr. Ramat based on achievement of performance targets were, for the fiscal years ending December 31, 1997 and 1998, established by the Committee at the commencement of such fiscal years as a percentage of the projected targets of net income of the operating subsidiaries of the Company in existence at such time, computed prior to provision for taxes, for payment of management fees to the Company or for payment of any bonuses to executives, under the business plans of such subsidiaries prepared at the commencement of such fiscal years. The Committee selected the use of such performance-based bonuses to enable a direct tie to the net income of such operating subsidiaries during each such fiscal year of Mr. Ramat's employment. On February 18, 1999, the Company and Ramat entered into the Retention Agreement which further amended his employment agreement. See "Executive Compensation - Employment Agreements."

Compensation of other Executive Officers of the Company

     The Committee's compensation policy with regard to other executive officers has reflected an annual evaluation, with the input of the Company's Chief Executive Officer, of their performance in relation to the overall operating results of the Company and its operating subsidiaries. For the fiscal year ended December 31, 1997, Paul Spector, Senior Vice President, Chief Financial Officer and Secretary, was granted an increase in base salary and a performance bonus to reflect the improved operating results of the Company for such fiscal year and his efforts in the implementation of the Company's acquisition of the business of Davco Industries, Inc. completed July 15, 1997. For the fiscal year ended December 31, 1997, Vincent Caputo, Vice President, Assistant Treasurer, and Assistant Secretary received a salary increase to reflect the improved operating results of the Company for such fiscal year.

         John Hannan
         Robert A. Katz
         Edward M. Yorke

PERFORMANCE GRAPH

     The following table compares the cumulative total shareholder return on the Aris Common Stock with the cumulative total shareholder returns of (x) the S&P 500 Textile-apparel Manufacturers index and (y) Wilshire 5000 index from December, 1993 to December, 1998. The return on the indices is calculated assuming the investment of $100 on December 31, 1993 and the reinvestment of dividends.


                       CUMULATIVE TOTAL SHAREHOLDER RETURN DECEMBER, 1993 TO DECEMBER, 1998
-------------------------------------------------------------------------------------------
                           Dec-93     Dec-94      Dec-95       Dec-96     Dec-97    Dec-98
---------------------     -------     ------     -------      -------    -------   --------
Aris Common Stock         $100.00     $60.74     $  4.07      $ 23.15    $ 94.81   $ 71.85
---------------------     -------     ------     -------      -------    -------   --------
Wilshire 5000 Index       $100.00     $97.50     $130.06      $154.51    $199.63   $242.95
---------------------     -------     ------     -------      -------    -------   --------
S&P 500 Textile           $100.00     $95.70     $105.27      $138.43    $148.95   $126.31
---------------------     -------     ------     -------      -------    -------   --------


Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they filed.

     To the Company's knowledge, based solely on the Company's review of Forms 3 (Initial Statement of Beneficial Ownership of Securities), Forms 4 (Statement of Changes in Beneficial Ownership) and Forms 5 (Annual Statement of Changes in Beneficial Ownership) furnished to the Company with respect to the fiscal year ended December 31, 1998, no persons failed to file any such form in a timely manner.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The table below sets forth the beneficial ownership by certain holders of the Common Stock on March 19, 1999 and gives effect to the consummation of the Simon Purchase Transaction on February 26, 1999. Those holders are persons who are either (i) be beneficial owners of 5% or more of the Common Stock or (ii) current officers or directors of the Company.


                       Name and Address                                                               Percent
                   of Beneficial Owner (1)                               Shares of Common Stock       of Class
                   -----------------------                             --------------------------     --------
Arnold Simon .......................................................   45,045,045         (2)(3)       62.5%
  The Simon Group, L.L.C.
  1385 Broadway
  New York, New York 10018

David Fidlon .......................................................         --              (4)         *
  The Simon Group, L.L.C.
  1385 Broadway
  New York, New York 10018

Apollo Aris Partners, L.P. .........................................   16,818,806      (3)(5)(6)       23.4%
AIF, L.P.
  c/o Apollo Advisors, L.P.
  Two Manhattanville Road
  Purchase, New York 10577

Paul Spector .......................................................       80,000            (7)         *
  475 Fifth Avenue
  New York, New York 10017

Vincent Caputo .....................................................        8,333            (7)         *
  475 Fifth Avenue
  New York, New York 10017

All persons who are officers or directors of the Company, ..........   45,133,378         (7)(8)       63.7%
  as a group (eight persons)

------------

*     Less than 1%

(1) Except as noted in these footnotes or as otherwise stated above, each person has sole voting and investment power.

(2) Includes 2,093,790 shares of Series A Preferred Stock which are automatically convertible into 20,937,900 shares of Common Stock upon the filing of an amendment to the Company's Certificate of Incorporation authorizing a sufficient number of shares of Common Stock for such conversion. Arnold Simon, the Managing Member of The Simon Group, has sole voting and investment power with respect to the shares of the Company held of record by The Simon Group.

(3) These shares are subject to the 1999 Shareholders Agreement and 1999 Equity Registration Rights Agreement described below, containing certain voting and other arrangements as to shares covered thereby.

(4) Excludes shares owned by The Simon Group, in which Mr. Fidlon holds a 1.7% membership interest. Mr. Fidlon does not directly own any shares of Common Stock and, because he has no power or authority to vote or dispose of any shares held by The Simon Group, he disclaims beneficial ownership of all such shares.

(5) Includes 512,113 shares of Series A Preferred Stock which are automatically convertible to 5,121,130 shares of Common Stock upon the filing of an amendment to the Company's Certificate of Incorporation authorizing a sufficient number of shares of Common Stock for such conversion. See "Certain Relationships and Related Transactions -- AIF Note."

(6) This table does not reflect any beneficial ownership by Mr. Katz, a Director of the Company, associated with Apollo. Mr. Katz does not directly own any shares of Common Stock, and disclaims beneficial ownership of all shares held by Apollo Aris Partners, L.P and AIF, L.P.

(7) Includes options to purchase the following numbers of shares of Common Stock of the Company under the 1993 Stock Incentive Plan which are exercisable or will become exercisable within 60 days: Paul Spector (70,000) and Vincent Caputo (8,333).

(8)   These shares are attributed to Messrs. Simon, Fidlon, Spector and Caputo.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Simon Purchase Transaction; Redemption of AIF Note

     At the closing of the Simon Purchase Transaction on February 26, 1999, (i) The Simon Group acquired 24,107,145 shares of Common Stock and 2,093,790 shares of Series A Preferred Stock (which shares shall be convertible into 20,937,900 shares of Common Stock) for $20,000,000 in cash, and (ii) the Company redeemed from AIF the Series B Junior Secured Note of the Company including all accrued interest thereon (representing total indebtedness as of January 31, 1999 of $10,657,999), in exchange for $4,000,000 in cash plus 5,892,856 shares of Common Stock and 512,113 shares of Series A Preferred Stock (which are convertible into 5,121,130 shares of Common Stock).

     Upon the closing of the Simon Purchase Transaction, The Simon Group became the beneficial owner of approximately 63.4% of the Common Stock; the current directors of the Company, other than Charles S. Ramat and Robert A. Katz, resigned; the size of the Board was increased from five to six Directors; and Arnold Simon, David Fidlon, Debra Simon and Howard Schneider were elected to the Board. Arnold Simon is the Managing Member of The Simon Group and has the sole voting and investment power with respect to the shares of the Company owned by The Simon Group.

1999 Shareholders Agreement

     At the Closing of the Simon Purchase Transaction, the Company, The Simon Group, Apollo and Charles S. Ramat entered into a Shareholder Agreement (the "1999 Shareholders Agreement") pursuant to which, among other things, the parties agreed to certain limitations on sales of their shares of Common Stock and Series A Preferred Stock in the manner set forth therein and to vote their shares of the Company for the designees nominated by The Simon Group, provided that such nominations must include one individual nominated by Apollo (so long as Apollo beneficially owns at least 50% of the shares of Common Stock beneficially owned by it on such closing date).

     The 1999 Shareholders Agreement provides that Apollo and Ramat and their permitted transferees ("Non-Simon Subject Shareholders") are required to give The Simon Group a right of first offer to match the proposed sale price on any transfers of shares of Common Stock owned by such Non-Simon Subject Shareholders, other than transfer of shares issued or issuable pursuant to an employee stock option or employee purchase plan; transfers to family group members (as defined in the 1999 Shareholders Agreement) or other affiliates of such Non-Simon Subject Shareholders; transfers by a Non-Simon Subject Shareholder's estate; transfers pursuant to offerings registered under the Securities Act; transfers in compliance with Rule 144 of the Securities Act; and transfers not exceeding an annual aggregate of 10% of the shares of Common Stock owned by such Non-Simon Subject Shareholder on the closing of the Simon Purchase Transaction.

     The 1999 Shareholders Agreement provides that, subject to certain limitations, the Non-Simon Subject Shareholders have the right to "tag along" proportionately in accordance with their beneficial ownership of shares of Common Stock with certain non-public transfers by The Simon Group of its shares of Common Stock, at the same consideration per share of Common Stock to be received by The Simon Group in such transfers. Such tag-along rights will also apply to certain transfers by Arnold Simon or his affiliates of their beneficial ownership in The Simon Group after six months from the closing of the Simon Purchase Transaction.

     The 1999 Shareholders Agreement also grants The Simon Group the right to "bring along" the Non-Simon Subject Shareholders which are parties thereto in a non-public transfer by The Simon Group of 100% of its ownership of Common Stock, at the same consideration per share of Common Stock to be received by The Simon Group in such transfer, provided that such consideration is entirely in cash or in "Marketable Securities" (of issuers listed on the New York Stock Exchange, American Stock Exchange or NASDAQ National Market with a market capitalization for such marketable securities of more than $500,000,000), or a combination thereof.

     The Shareholders Agreement entered into June 30, 1993 between the Company, Apollo, Charles S. Ramat and certain other non-Apollo subject shareholders terminated by its terms as a result of the Simon Purchase Transaction.

1999 Equity Registration Rights Agreement

     At the Closing of the Simon Purchase Transaction, the Company entered into an agreement with The Simon Group, Apollo and Charles S. Ramat pursuant to which the Company granted registration rights with respect to the Common Stock held by The Simon Group, Apollo, Charles Ramat and their respective permitted transferees (the "1999 Equity Registration Rights Agreement"). Each of such shareholders will have unlimited "piggyback" registration rights with respect to their shares of Common Stock, and The Simon Group and Apollo will each have the right, on three occasions, to demand that the Company register their Common Stock for sale under the Securities Act of 1933, as amended (the "Securities Act"). This Agreement supercedes the demand registration rights afforded Apollo pursuant to the 1993 Registration Rights Agreement, but does not eliminate the "piggyback registration rights" of the other parties thereto who are no longer affiliates of the Company.

Director's Indemnification Agreements

     On the closing of the Simon Purchase Transaction, the Company entered into an indemnification agreement with each of Arnold Simon, David Fidlon, Debra Simon and Howard Schneider, and on June 30, 1993, the Company entered into an indemnification agreement with each of Charles S. Ramat and Robert A. Katz, pursuant to which the Company has agreed to indemnify each such Director to the fullest extent permitted by law, and for the advancement of legal fees and other expenses and to use its best efforts to maintain designated directors' and officers' liability insurance coverage.

Agreement with Warnaco

     Arnold Simon is party to various non-competition agreements with The Warnaco Group, Inc. and Designer Holdings, Ltd. (collectively, "Warnaco") which could be deemed to have been violated by the consummation of Simon Purchase Transaction. Warnaco consented to the Simon Purchase Transaction and to the inapplicability of the restrictions to Arnold Simon in his various capacities with the Company effective February 26, 1999 with respect to the Company's current lines of business after June 1, 1999 in all respects pursuant to a letter agreement in which the Company (i) issued 700,000 shares of Common Stock to Warnaco and agreed to (ii) assume Warnaco's lease for certain premises in New Bedford, Massachusetts on June 1, 1999, and (iii) offer employment to Warnaco's workforce in New Bedford, Massachusetts and thereafter recognize the union currently representing such workers as the representative of such employees and negotiate in good faith with such union for a new collective bargaining agreement with respect to respect to such employees.

Davco Shareholders Agreement

     The 3,000,000 shares of the Company's Common Stock which were issued to Davco in connection with the Davco Acquisition are subject to a Shareholders Agreement (the "Davco Shareholders Agreement") between Davco, the shareholders of Davco (Steven Arnold and Christopher Healy), the Company, Apollo and Charles
S. Ramat, providing that in each of the second, third and fourth year following the Closing Date, each of Steven Arnold and Christopher Healy may sell up to 300,000 shares per year in Rule 144 Brokers Transactions, and commencing in the fifth year following the closing date, each of Steven Arnold and Christopher Healy may sell up to 600,000 shares per year in Rule 144 Brokers Transactions. The Davco Shareholders Agreement further provides that (i) during the first four years following the closing date, neither Davco, Steven Arnold nor Christopher Healy is permitted to engage in any privately negotiated or block or bulk sales, regardless of amount, without the Company's consent, and each is limited to the Rule 144 Brokers Transaction sales in the amounts set forth above; (ii) commencing in the fifth year following the closing date, Davco, Steven Arnold and Christopher Healy may engage in sales which are not Rule 144 Brokers Transactions, for an all-cash purchase price, subject to successive rights of first refusal, first to the Company, and second to Apollo and Charles S. Ramat (on an equal basis); (iii) restricts Davco, Messrs. Arnold and Healy from acquiring any additional shares of the Company without the consent of the Company; and (iv) requires that for so long as Mr. Ramat is Chairman, Chief Executive Officer or President of the Company, Davco, Steven Arnold and Christopher Healy agree to vote all of their shares for the recommendations, proposals and nominations of the Company's Board of Directors. The Agreement affords Davco, Messrs. Arnold and Healy certain "piggyback" registration rights as to the Acquired Shares. These "piggyback" registration rights will enable Davco, Messrs. Arnold and Healy to include their shares in a registration by the Company to the same proportionate extent as if they were parties to the 1993 Equity Registration Rights Agreement referred to above when, as and if the shares of the Company held by the parties to such 1993 Equity Registration Rights Agreement are eligible for inclusion in such registration statement on a "piggyback" basis. These "piggyback" registration rights shall remain in existence in accordance with the 1999 Equity Registration Rights Agreement entered into upon the closing of the Simon Purchase Transaction.

     In connection with the Simon Purchase Transaction, Apollo and Charles S. Ramat agreed that The Simon Group could participate pro rata in any exercise of their secondary rights of first refusal as to sales of the Acquired Shares by Messrs. Arnold and Healy.

     On the July 15, 1997 closing date of the Davco acquisition, each of Steven Arnold and Christopher Healy entered into employment agreements with ECI Sportswear for a term through September 30, 2000 to manage the Davco business as owned by ECI Sportswear.

Vesting of Stock Options on Change in Control

     At the closing of the Simon Purchase Transaction, all outstanding stock options under the 1993 Stock Incentive Plan (include without limitation, those held by executive officers of the Company), by the terms of the Plan, vested and become immediately exercisable due to the change of control in ownership in the Company resulting from the purchase of shares by The Simon Group. See "Executive Compensation -- Stock Option Plan and Stock Options."



                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

     1. Financial Statements and Independent Auditors' Report                         Page
                                                                                      ----
        Independent Auditors' Report...................................................F-l

        Financial Statements:

        Consolidated Balance Sheets as of
        December 31, 1998 and 1997.....................................................F-2

        Consolidated Statements of Operations for the Years Ended
        December 31, 1998 and 1997 and for
        the Period from February 4, 1996 through December 31, 1996.....................F-3

        Consolidated Statements of Stockholders' Equity for the Years
        Ended December 31, 1998 and 1997
        and for the Period from February 4, 1996 through December 31, 1996.............F-4

        Consolidated Statements of Cash Flows for the Year Ended
        December 31, 1998, the Year Ended December 31, 1997
        and for the Period from February 4, 1996 through December 31, 1996.............F-5

        Notes to Consolidated Financial Statements.....................................F-6


     2. Financial Statement Schedules

        The following financial statement schedules should be read in conjunction with the consolidated financial statements in Item
        8 of this Annual Report on Form 10-K:

        Schedule I   -    Condensed Financial Information
                                  of Registrant.......................................F-25

        Schedule II  -    Valuation and Qualifying
                                  Accounts............................................F-29

        All other schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.


     3. Exhibits

        Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index included in Item 14(c) below, numbered in accordance with Item 601 of Regulation S-K.


(b)      Reports on Form 8-K

         None during the fourth calendar quarter ended December 31, 1998. However, a Report on Form 8-K dated February 26, 1999 was filed to report the closing of the Simon Purchase Transaction (See "Business").


(c)      INDEX TO EXHIBITS


                                                                                       Filed as Indicated Exhibit to
                                                                                           Document Referenced in
    Exhibit No.                                Description                                      Footnote No.
    -----------                                -----------                             -----------------------------
        2.           Second Amended Joint Plan of Reorganization dated March                        (3)
                     26, 1993, as amended May 11 and June 9, 1993
                     (Note:  Annexes omitted)

        3.3          Restated Certificate of Incorporation filed on June 30, 1993                   (3)

        3.4          Amended and Restated By-Laws effective June 30, 1993                           (3)

        4.1          Specimen Certificate Evidencing Common Stock.                                  (1)

       10.67         Series A Junior Secured Note Agreement dated as of June 30,                    (3)
                     1993 between Registrant and BNY Financial Corporation.

       10.68         Series A Junior Secured Note dated as of June 30, 1993                         (3)
                     issued by Registrant to BNY Financial Corporation.

       10.72         Secondary Pledge Agreement dated as of June 30, 1993                           (3)
                     between Registrant, BNY Financial Corporation and AIF II,
                     L.P.

       10.75         Shareholders Agreement dated as of June 30, 1993 among                         (3)
                     Registrant and the Subject Shareholders Referred to Therein.

       10.76         Equity Registration Rights Agreement dated as of June 30,                      (3)
                     1993 among Registrant and the Holders of Registrable Shares
                     Referred to Therein.

       10.79         Severance Agreement dated April 3, 1991 between Registrant                     (3)
                     and Paul Spector.

       10.80         1993 Stock Incentive Plan of Registrant, as amended by                         (3)
                     Amendment No. 1 thereto dated June 24, 1993.

       10.81         Form of Indemnification Agreement dated as of June 30,                         (3)
                     1993 between Registrant and each member of Registrant's
                     Board of Directors.

       10.82         Letter Agreement dated February 8, 1993 among James G.                         (3)
                     Goren, Alexander M. Goren, Charles S. Ramat, and David
                     Schreiber and Ora Ramat as Trustees for the Benefit of Hana
                     Leah Ramat and Abraham Ramat.

       10.84         Stipulated Entry Liquidating Claims dated March 10, 1993                       (3)
                     among The Marcade Group Inc., Robert K. Lifton, Howard
                     L. Weingrow, and JAG Consulting Co. Ltd.



                                                                                       Filed as Indicated Exhibit to
                                                                                           Document Referenced in
    Exhibit No.                                Description                                      Footnote No.
    -----------                                -----------                             -----------------------------
      10.86          Letter Agreement dated October 29, 1992 among The                              (3)
                     Marcade Group Inc., Above The Belt, Inc., Europe Craft
                     Imports, Inc., Perry Manufacturing Company, Apollo
                     Investment Fund, L.P., AIF II, L.P., and Altus Finance.

      10.93          Consent dated May 1, 1996 to Series A Junior Secured Note                      (9)
                     Agreement dated as of June 30, 1993 between Registrant and
                     BNY Financial Corporation.

      10.95          Stock Purchase Agreement dated as of September 19, 1996                        (10)
                     between Aris Industries, Inc., as Seller,  Page Holding
                     Company, as Buyer, and Perry Manufacturing Company, with
                     respect to the stock of Perry Manufacturing Company.

      10.99          Warrant dated September 30, 1996 issued by Aris Industries,                    (10)
                     Inc. to Heller Financial, Inc.

      10.100         Letter dated December 18, 1996 from the Registrant to                          (11)
                     Charles S. Ramat.

      10.101         Amendment dated May 5, 1997 to Series A Junior Secured                         (11)
                     Note Agreement dated as of June 30, 1993 between
                     Registrant and BNY Financial Corporation.

      10.103         Amendment dated June 18, 1997 to Series A Junior Secured                       (13)
                     Note Agreement dated as of June 30, 1993 between
                     Registrant and BNY Financial Corporation.

      10.105         Asset Purchase Agreement dated as of July 15, 1997 among                       (14)
                     Davco Industries, Inc., as Seller, Steven Arnold and
                     Christopher Healy as Shareholders of Seller, and Aris
                     Management Corp. (n/k/a ECI Sportswear, Inc.) , as
                     Purchaser.

      10.106         Shareholders Agreement dated as of July 15, 1997 among                         (14)
                     Davco Industries, Inc., Steven Arnold, Christopher Healy,
                     Aris Management Corp. (n/k/a ECI Sportswear, Inc.), the
                     Registrant, Apollo Aris Partners, L.P. and Charles S. Ramat.

      10.107         Amendment dated July 18, 1997 to Series A Junior Secured                       (14)
                     Note Agreement dated as of June 30, 1993 between
                     Registrant and BNY Financial Corporation.

      10.109         Amendment executed September 12, 1997 to Series A and                          (15)
                     Series B Junior Secured Note Agreements dated as of June
                     30, 1993 between Registrant, BNY Financial Corporation and
                     AIF, L.P.

      10.111         Securities Purchase Agreement, dated as of February 26,                        (17)
                     1999, between Aris Industries, Inc., Apollo Aris Partners,
                     L.P., AIF, L.P., The Simon Group, L.L.C. and Arnold Simon.

      10.112         Shareholders Agreement, dated as of February 26, 1999,                         (17)
                     between Aris Industries, Inc., Apollo Aris Partners, L.P., AIF,
                     L.P., The Simon Group, L.L.C. and Charles S. Ramat.

      10.113         Equity Registration Rights Agreement, dated as of February                     (17)
                     26, 1999, between Aris Industries, Inc., Apollo Aris Partners,
                     L.P., AIF, L.P., The Simon Group, L.L.C. and Charles S.
                     Ramat.



                                                                                       Filed as Indicated Exhibit to
                                                                                           Document Referenced in
    Exhibit No.                                Description                                      Footnote No.
    -----------                                -----------                             -----------------------------
      10.114         Retention Agreement dated as of February 18, 1999 by and                       (17)
                     between Aris Industries, Inc. and Charles S. Ramat.

      10.115         Financing Agreement dated February 26, 1999 by and among                       (18)
                     the Company and its Subsidiaries and CIT Commercial
                     Group, Inc. and the other Financial Industries named therein.

        21.          List of Subsidiaries                                                           (18)

        23.          Consent of Deloitte & Touche LLP                                               (18)

        27.          Financial Disclosure Schedule                                                  (18)


-------------

(1) Filed as the indicated Exhibit to the Annual Report of the Company on Form 10-K for the fiscal year ended February 2, 1991 and incorporated herein by reference.

(2)   Omitted.

(3) Filed as the indicated Exhibit to the Report on Form 8-K dated June 30, 1993 and incorporated herein by reference.

(4)   Omitted.

(5) Filed as the indicated Exhibit to the Report on Form 8-K dated June 12, 1995 and incorporated herein by reference.

(6) Filed as the indicated Exhibit to the Report on Form 8-K dated October 27, 1995 and incorporated herein by reference.

(7) Filed as the indicated Exhibit to the Report on Form 8-K dated February 2, 1996 and incorporated herein by reference.

(8)   Omitted.

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

(12)  Omitted.

(13) Filed as the indicated Exhibit to the Report on Form 8-K dated June 18, 1997 and incorporated herein by reference.

(14) Filed as the indicated Exhibit to the Report on Form 8-K dated July 15, 1997 and incorporated herein by reference.

(15) Filed as the indicated Exhibit to the Report on Form 8-K dated September 12, 1997 and incorporated herein by reference.

(16)  Omitted.

(17) Filed as the indicated Exhibit to the Report on Form 8-K dated February 26, 1999 and incorporated herein by reference.

(18)  Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ARIS INDUSTRIES, INC.


                                      By:/s/ ARNOLD H. SIMON
                                         --------------------------------------
                                          Arnold H. Simon
                                          Chairman and
                                          Chief Executive Officer

                                      By: /s/ PAUL SPECTOR
                                         ---------------------------------------
                                          Paul Spector
                                          Senior Vice President
                                          Chief Financial Officer

                                      By: /s/ VINCENT F. CAPUTO
                                         ---------------------------------------
                                          Vincent F. Caputo
                                           Principal Accounting Officer

Date: April 12, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ ARNOLD SIMON                                           April 12, 1999
-----------------------------
Arnold Simon, Chairman of the
Board and Chief Executive
Officer; Director


/s/ DAVID FIDLON                                           April 12, 1999
-----------------------------
David Fidlon, Director


/s/ ROBERT KATZ                                            April 12, 1999
-----------------------------
Robert Katz, Director


/s/ DEBRA SIMON                                            April 12, 1999
-----------------------------
Debra Simon, Director


/s/ HOWARD SCHNEIDER                                       April 12, 1999
-----------------------------
Howard Schneider, Director

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
Aris Industries, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Aris Industries, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997 and for the period from February 4, 1996 through December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Aris Industries, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and cash flows for the years ended December 31, 1998 and 1997 and for the period from February 4, 1996 through December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP


Parsippany, New Jersey
March 31, 1999


ARIS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
---------------------------------------------------------------------------------------------------
                                                                         1998             1997
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $  1,112,000    $  1,372,000
  Receivables, net                                                    29,905,000      26,274,000
  Inventories, net                                                    26,371,000      19,498,000
  Prepaid expenses and other current assets                            1,753,000       2,215,000
                                                                    ------------    ------------

           Total current assets                                       59,141,000      49,359,000

FURNITURE, FIXTURES AND EQUIPMENT - NET                                1,094,000       1,463,000

OTHER ASSETS                                                           2,095,000       2,718,000

GOODWILL                                                              19,325,000      20,297,000
                                                                    ------------    ------------

TOTAL ASSETS                                                        $ 81,655,000    $ 73,837,000
                                                                    ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade acceptances payable                                         $  5,178,000    $  6,292,000
  Accounts payable - trade                                             1,512,000       3,024,000
  Accrued expenses and other current liabilities                       8,370,000       7,528,000
  Current portion of long-term debt                                    1,083,000       2,172,000
  Line of credit payable                                              33,900,000      18,605,000
                                                                    ------------    ------------

           Total current liabilities                                  50,043,000      37,621,000

OTHER LIABILITIES                                                      1,082,000       1,472,000

LONG-TERM DEBT (net of unamortized original issue discount of
   $506,000 and $630,000, respectively)                               16,438,000      16,930,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01:  50,000,000 shares authorized;
    issued and outstanding 14,956,377 and 14,905,044 shares,
    respectively                                                         151,000         150,000
  Preferred stock, par value $.01:  10,000,000 shares authorized;
    none issued or outstanding                                              --              --
  Additional paid-in capital                                          44,757,000      44,752,000
  Accumulated deficit                                                (30,816,000)    (27,088,000)
                                                                    ------------    ------------

           Total stockholders' equity                                 14,092,000      17,814,000
                                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 81,655,000    $ 73,837,000
                                                                    ============    ============


See notes to consolidated financial statements.


ARIS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------

                                                                                               Period From
                                                                                             February 4, 1996
                                                                       Years Ended               Through
                                                                       December 31,            December 31,
                                                                 1998             1997             1996

NET SALES                                                  $ 127,680,000    $  94,539,000    $ 130,155,000

COST OF SALES                                                 98,140,000       67,497,000      104,649,000
                                                           -------------    -------------    -------------

GROSS PROFIT                                                  29,540,000       27,042,000       25,506,000

COMMISSION AND LICENSING INCOME                                1,570,000        1,732,000        1,647,000
                                                           -------------    -------------    -------------

INCOME BEFORE SELLING AND ADMINISTRATIVE
  EXPENSES, INTEREST AND DEBT EXPENSE, SALE
  OF SUBSIDIARY, INCOME TAXES AND
  EXTRAORDINARY ITEM                                          31,110,000       28,774,000       27,153,000

SELLING AND ADMINISTRATIVE EXPENSES                          (29,950,000)     (23,474,000)     (25,422,000)
                                                           -------------    -------------    -------------

INCOME BEFORE  INTEREST AND DEBT
  EXPENSE, SALE OF SUBSIDIARY, INCOME
  TAXES AND EXTRAORDINARY ITEM                                 1,160,000        5,300,000        1,731,000

INTEREST AND DEBT EXPENSE                                     (5,220,000)      (3,105,000)      (6,821,000)
                                                           -------------    -------------    -------------

(LOSS) INCOME BEFORE SALE OF SUBSIDIARY,
  INCOME TAXES AND EXTRAORDINARY ITEM                         (4,060,000)       2,195,000       (5,090,000)

SALE OF SUBSIDIARY:
  Gain on sale of Perry Manufacturing Company                       --               --          7,786,000
  Realization of cumulative foreign currency translation            --               --         (1,108,000)
                                                           -------------    -------------    -------------

(LOSS) INCOME BEFORE INCOME
  TAXES AND EXTRAORDINARY ITEM                                (4,060,000)       2,195,000        1,588,000

INCOME TAX  EXPENSE (BENEFIT)                                    190,000         (138,000)        (516,000)
                                                           -------------    -------------    -------------

(LOSS) INCOME BEFORE EXTRAORDINARY ITEM                       (4,250,000)       2,333,000        2,104,000

EXTRAORDINARY ITEM:
  Gain on extinguishment of debt                                 522,000             --               --
  Gain on debt forgiveness                                          --               --         10,862,000
                                                           -------------    -------------    -------------

NET (LOSS) INCOME                                          $  (3,728,000)   $   2,333,000    $  12,966,000
                                                           =============    =============    =============

PER SHARE DATA:
   Weighted average shares outstanding - Basic                14,912,000       13,245,000       11,905,000
   Weighted average shares outstanding - Diluted              14,912,000       14,338,000       12,045,000

  Basic earnings per share:
    (Loss) income before extraordinary item                $       (0.29)   $        0.18    $        0.18
    Extraordinary item                                              0.04             --               0.91
                                                           -------------    -------------    -------------

           Net (loss) income                               $       (0.25)   $        0.18    $        1.09
                                                           =============    =============    =============

  Diluted earnings per share:
    (Loss) income before extraordinary item                $       (0.29)   $        0.16    $        0.17
    Extraordinary item                                              0.04             --               0.90
                                                           -------------    -------------    -------------

           Net (loss) income                               $       (0.25)   $        0.16    $        1.07
                                                           =============    =============    =============

  See notes to consolidated financial statements.


ARIS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                           Accumulated
                                                                             Additional                      Other
                                                 Common     Common  Preferred  Paid-in     Accumulated    Comprehensive
                                                 Shares      Stock    Stock    Capital       Deficit         Income         Total

BALANCE, FEBRUARY 3, 1996                      11,925,400   $119,000  $--  $ 44,061,000   $(42,387,000)  $(1,229,000)  $    564,000

  Comprehensive Income:
    Net income                                       --         --     --          --       12,966,000          --       12,966,000
    Foreign currency translation adjustment          --         --     --          --             --         121,000        121,000
    Realization of cumulative foreign
      currency translation                           --         --     --          --             --       1,108,000      1,108,000
                                               ----------   --------  ---  ------------   ------------   -----------   ------------

        Total comprehensive income                   --         --     --          --             --            --       14,195,000
                                               ----------   --------  ---  ------------   ------------   -----------   ------------

  Retirement of stock                             (72,856)      --     --        (4,000)          --            --           (4,000)
                                               ----------   --------  ---  ------------   ------------   -----------   ------------

BALANCE, DECEMBER 31, 1996                     11,852,544    119,000   --    44,057,000    (29,421,000)         --       14,755,000

  Net income                                         --         --     --          --        2,333,000          --        2,333,000
  Issuance of new shares of common stock        3,000,000     30,000   --       690,000           --            --          720,000
  Exercise of stock options                        52,500      1,000   --         5,000           --            --            6,000
                                               ----------   --------  ---  ------------   ------------   -----------   ------------

BALANCE, DECEMBER 31, 1997                     14,905,044    150,000   --    44,752,000    (27,088,000)         --       17,814,000

  Net loss                                           --         --     --          --       (3,728,000)         --       (3,728,000)
  Exercise of stock options                        51,333      1,000   --         5,000           --            --            6,000
                                               ----------   --------  ---  ------------   ------------   -----------   ------------

BALANCE, DECEMBER 31, 1998                     14,956,377   $151,000  $--  $ 44,757,000   $(30,816,000)  $      --     $ 14,092,000
                                               ==========   ========  ===  ============   ============   ===========   ============


See notes to consolidated financial statements.


ARIS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------------------
                                                                                          Period From
                                                                    Years               February 4, 1996
                                                                    Ended                   Through
                                                                  December 31,            December 31,
                                                             1998            1997            1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                     $ (3,728,000)   $  2,333,000    $ 12,966,000
   Adjustments to reconcile net (loss) income to net
    cash (used in) provided by operating activities:
    Loss on sale of property                                    --              --            39,000
    Depreciation and amortization                          1,711,000       1,346,000       2,594,000
    Gain on sale of Perry                                       --              --        (7,786,000)
    Gain on debt forgiveness and extinguishments            (522,000)           --       (10,862,000)
    Deferred income tax expense (benefit)                    151,000        (212,000)       (580,000)
    Cumulative translation adjustment                           --              --         1,108,000
    Capitalized interest                                     276,000       1,830,000       1,424,000
  Changes in assets and liabilities:
    (Increase) decrease in receivables                    (3,631,000)    (18,860,000)      8,120,000
    (Increase) decrease in inventories                    (6,873,000)     (6,693,000)         36,000
    Decrease (increase) in prepaid expenses and
      other current assets                                   390,000         445,000        (942,000)
    Decrease (increase) in other assets                      443,000          (3,000)         (8,000)
    (Decrease) increase in trade acceptances payable      (1,114,000)        690,000       3,595,000
    (Decrease) increase in accounts payable - trade       (1,512,000)     (1,726,000)      2,084,000
    Increase (decrease) in accrued expenses and other
      current liabilities                                  3,532,000        (935,000)     (2,230,000)
   Decrease in other liabilities                            (359,000)       (133,000)         (2,000)
                                                        ------------    ------------    ------------

           Net cash (used in) provided by operating
             activities                                  (11,236,000)    (21,918,000)      9,556,000
                                                        ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for acquisition                                (2,659,000)       (839,000)           --
  Proceeds from sale of assets                                  --              --            66,000
  Net proceeds from sale of Perry                               --              --        40,145,000
  Capital expenditures                                      (233,000)       (461,000)     (1,409,000)
                                                        ------------    ------------    ------------

           Net cash (used in) provided by investing
             activities                                   (2,892,000)     (1,300,000)     38,802,000
                                                        ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of Heller debt                                  (1,128,000)        (15,000)    (40,857,000)
  Net proceeds (payments) from bank line of credit        15,295,000      18,605,000      (6,000,000)
  Proceeds from issuance of long-term debt                      --              --         3,528,000
  Principal payments of long-term debt, including
    capital leases                                          (305,000)       (284,000)     (1,073,000)
  Purchase of common stock                                      --              --            (4,000)
  Proceeds from exercise of stock options                      6,000           6,000            --
  Proceeds from equipment financing agreement                   --              --            12,000
                                                        ------------    ------------    ------------

           Net cash provided by (used in) financing
             activities                                   13,868,000      18,312,000     (44,394,000)
                                                        ------------    ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON
  CASH                                                          --              --            (4,000)

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                          (260,000)     (4,906,000)      3,960,000

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                      1,372,000       6,278,000       2,318,000
                                                        ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF
  PERIOD                                                $  1,112,000    $  1,372,000    $  6,278,000
                                                        ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the year for:
    Interest                                            $  4,229,999    $  1,284,000    $  3,307,000
                                                        ============    ============    ============

    Income taxes                                        $     63,000    $     49,000    $    226,000
                                                        ============    ============    ============


See notes to consolidated financial statements.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Operations - Aris Industries, Inc., (the "Company"), is a publicly held company that was incorporated in 1947 in the State of New York. The Company is engaged in the design, manufacture, importing and distribution of men's and young men's sportswear, outerwear, activewear, swimwear and loungewear. The Company's operations are conducted primarily through its wholly-owned subsidiary, Europe Craft Imports, Inc. ("ECI"), which was acquired by Aris in 1987 and ECI's wholly-owned subsidiary ECI Sportswear, Inc. ("ECI Sportswear"), which acquired the Davco apparel business (See Note 4) on July 15, 1997.

      ECI designs, imports and distributes men's outerwear, including cloth and leather jackets under the "Members Only" and other trade names. ECI has been granted licenses to manufacture and distribute men's outerwear under the "Perry Ellis" name and men's and boy's outerwear under the "Perry Ellis America" name; and men's outerwear under the "John Henry" name. ECI Sportswear has been granted licenses to manufacture and distribute men's and boys' sportswear, activewear and swimwear under the "Perry Ellis America" name, men's and boys' loungewear under the "Perry Ellis" name, men's and boys' sportswear under the "Jeffrey Banks" name, and boys' sportswear, activewear and outerwear under the "FUBU" name. The Company also designs, develops, sources and imports men's and boys' outerwear and sportswear product lines as an agent for national retail store chains. The Company has granted licenses to use the "Members Only" trademark to licensees for men's woven shirts, tailored suits and sportcoats, eyeglasses, hosiery, luggage and cold weather accessories.

      The Company purchases a majority of its products from independent manufacturers located in Hong Kong, China, Korea, India, Taiwan, Dominican Republic, Guatemala, Philippines, Bangladesh, Sri Lanka and Indonesia. The Company's products are marketed nationally in department stores, specialty stores and national retail chains and through distributorships in other parts of North America and South America. The Company has also begun to sell some of its products in Europe. The Company also operates three stores located in factory outlet malls.

      As described in Note 5, effective September 30, 1996, the Company sold 100% of the stock of Perry Manufacturing Company ("Perry") for a total consideration of approximately $54,719,000 and reduced its indebtedness to Heller Financial, Inc. ("Heller") from approximately $53,384,000 to $1,665,000. Perry's operating results are included in the consolidated statements of operations through September 30, 1996. Perry, primarily a supplier of private label goods to national chain stores, designed, manufactured and distributed ladies' and men's sportswear. Perry's manufacturing operations consisted of designing, cutting, sewing and packaging with locations in North Carolina, Virginia, El Salvador, Costa Rica and Honduras. The Company also employed independent factories and contractors in the United States, Latin America and South America.

      The apparel industry is volatile and unpredictable due to cyclical and seasonal swings caused by consumer buying patterns, weather conditions and other factors. In addition, due to the lead time necessary for fabric delivery, product design, manufacture and distribution, apparel importers such as the Company must make commitments prior to the related selling season to purchase inventory sufficient to cover the volume of apparel expected to be sold. Increasingly, retail customers of the Company are ordering their products closer to the actual delivery date and selling season. In order for the Company to deliver its products on time, it must often commit to production in advance of obtaining firm orders from its retail customers. The Company's outerwear business is particularly impacted by unusually warm weather or the late arrival of cold weather.

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

      Principles of Consolidation - The consolidated financial statements of the Company include the accounts of its subsidiaries, all of which are wholly owned. All material intercompany transactions and balances have been eliminated.

      Cash Equivalents - The Company considers all investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.

      Inventories - Inventories consist exclusively of finished goods. Inventories are stated at the lower of cost (weighted average basis) or market.

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

      Goodwill and Other Assets - Goodwill represents the unamortized excess of the cost of acquiring a business over the fair values of the net assets received at the date of acquisition. Acquired intangible assets, which include primarily licenses, are recorded in other assets and are carried at cost less accumulated amortization. Amortization expense is computed by use of the straight-line method over the assets' estimated useful lives. Goodwill is being amortized over 20 to 40 years, and licenses are being amortized over 8 years. The Company continuously evaluates goodwill and other intangible assets for any potential impairment. The Company assesses the recoverability of goodwill and other intangible assets by determining whether the amortization of the goodwill and other intangible asset balances over their remaining lives can be recovered through expected undiscounted future results.

      Accumulated amortization at December 31, 1998 and 1997 for goodwill and other intangible assets was $9,323,000 and $8,213,000, respectively.

      Comprehensive Income - During 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. Comprehensive income, which is reported in the Consolidated Statements of Stockholders' Equity, is defined as the total change in stockholders' equity during the period other than from transactions with stockholders. For the Company, comprehensive income consists of net income and the change in the accumulated foreign currency translation adjustment account. Accumulated other comprehensive income consists of the accumulated foreign currency translation adjustment account.

      Fiscal Year - On December 10, 1996, the Company changed its fiscal year to the calendar year ending December 31 rather than a fiscal year ending on the Saturday closest to January 31, effective for the period from February 4, 1996 through December 31, 1996.

      New Accounting Pronouncements - In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of position and measurement of these instruments at fair value. The Statement is effective for fiscal years beginning after June 15, 1999. Management believes that adopting this Statement will not have a material impact on the financial position, results of operations or cash flows of the Company.

2.    RECEIVABLES


                                               December 31,
                                           1998          1997

      Due from factor                  $29,318,000   $25,849,000
      Other receivables                  1,569,000     1,607,000
                                       -----------   -----------
                                        30,887,000    27,456,000
      Less allowance for chargebacks       982,000     1,182,000
                                       -----------   -----------
                                       $29,905,000   $26,274,000
                                       ===========   ===========



      The Company has agreements with three commercial financial companies which provide for the factoring of certain trade receivables. The receivables are factored without recourse as to credit risk but with recourse for any claims by the customer for adjustments in the normal course of business relating to pricing errors, shortages, damaged goods, etc. All factored receivables and related proceeds of sales are the property of the respective commercial financial companies. ECI is charged a factoring commission ranging from .70% to 1% of factored sales. The Company receives payment based upon the actual maturity dates of the receivables.

      On February 26, 1999, the Company terminated its current factoring agreements and opened a new factoring agreement with The CIT Group. ECI will be charged a factoring fee of .45% of factored sales with a minimum guaranteed factoring fee of $450,000.

3.    FURNITURE, FIXTURES AND EQUIPMENT

                                                             December 31,
                                                          1998         1997

      Furniture, fixtures and equipment                $5,222,000   $5,046,000
      Leasehold improvements                            1,058,000    1,058,000
                                                       ----------   ----------
                                                        6,280,000    6,104,000
      Less accumulated depreciation and amortization    5,186,000    4,641,000
                                                       ----------   ----------
                                                       $1,094,000   $1,463,000
                                                       ==========   ==========

      As of December 31, 1998 and 1997, furniture, fixtures and equipment include amounts associated with assets leased under capital leases with an original cost of $343,000. As of December 31, 1998 and 1997, accumulated depreciation and amortization include $223,000 and $122,000, respectively, associated with the leased assets. Related amortization expense of $68,000, $107,000 and $84,000 is included within depreciation expense for the years ended December 31, 1998 and 1997 and for the period from February 4, 1996 through December 31, 1996, respectively.

4.    BUSINESS ACQUISITION

      On July 15, 1997, ECI Sportswear acquired substantially all of the assets of Davco Industries, Inc. ("Davco") for a final aggregate purchase price of $4,234,000, including acquisition costs. At that time, Davco has been granted licenses to manufacture and distribute men's and boys' activewear, swimwear, loungewear and some sportswear products under the "Perry Ellis America" and/or "Perry Ellis" labels and men's sportswear under the "Jeffrey Banks" label. The purchase price is comprised of 3 million restricted shares of the Company's common stock, valued at $720,000, and a contingent cash purchase price based upon the pre-tax earnings of the Davco business for the period from July 16, 1997 through December 31, 1997. In accordance with the terms of the agreement, ECI Sportswear made cash advances of $581,000 and recorded additional consideration payable of $2,814,000 as of December 31, 1997, which is recorded in accrued expenses and other current liabilities. Final consideration paid in 1998 amounted to $2,659,000.

      The acquisition was accounted for as a purchase and, accordingly, operating results of this business subsequent to the date of acquisition are included in the Company's consolidated financial statements. The purchase price was allocated based on estimated fair values at the date of acquisition, including the allocation of $840,000 to the licenses acquired. The excess of the purchase price paid over the net assets acquired of $3,219,000 has been recognized as goodwill and is being amortized on a straight-line basis over 20 years.

      The following pro forma information is presented assuming the acquisition of the Davco business had been completed at the beginning of the Company's 1997 fiscal year. Pro forma adjustments have been made to include the effects of amortization of goodwill and intangible assets. This unaudited pro forma information is not necessarily indicative of the results of operations that might have occurred had the acquisition of the Davco business occurred at the beginning of the Company's 1997 fiscal year or of future results of operations.

                                                                    1997
                                                                 (Unaudited)

       Net revenues                                            $ 113,309,000
       Gross profit                                               33,619,000
       Income before income taxes and extraordinary item           2,059,000
       Income tax benefit                                           (129,000)
       Net income                                                  2,188,000
       Basic earnings per share                                         0.17
       Diluted earnings per share                                       0.15

5.    SALE OF PERRY MANUFACTURING COMPANY

      The Company completed a transaction effective September 30, 1996 in which it sold 100% of the stock of its wholly-owned subsidiary, Perry Manufacturing Company, to Page Holding Company (the "Buyer"). The Company received cash proceeds of $40,857,000 and the Buyer assumed $3,000,000 of Perry debt. The cash proceeds were used as final satisfaction of principal and accrued interest of approximately $53,384,000 due to Heller Financial, Inc. ("Heller"). The Company and Heller then entered into a new note agreement for the principal amount of $1,000,000 plus capitalized interest of $665,000, and the Company granted Heller warrants to purchase 584,345 shares of the Company's common stock at an exercise price of $.01 per share. See Note 6 for additional information on the new Heller agreement. Such transactions resulted in a gain on the sale of Perry of $7,786,000, the realization of $1,108,000 of a cumulative foreign currency translation loss and an extraordinary gain on debt forgiveness of $10,862,000.

6.    LONG-TERM DEBT

      Long-term debt is comprised of:


                                                                           December 31,
                                                                       1998          1997

      Heller Note, interest at 10%, including capitalized
      interest of $665,000                                         $      --     $ 1,650,000

      BNY Financial Corporation Note, interest at 7%                 7,982,000     7,981,000

      Apollo Note, interest at 13%.  Net of unamortized original issue discount of $506,000 and $630,000 at December 31,
        1998 and 1997, respectively                                  9,496,000     9,266,000

      Other                                                             43,000       205,000
                                                                   -----------   -----------
                                                                    17,521,000    19,102,000

      Less current portion                                           1,083,000     2,172,000
                                                                   -----------   -----------
                                                                   $16,438,000   $16,930,000
                                                                   ===========   ===========


      Heller Note - On June 30, 1993, the Company entered into a Senior Secured Note Agreement with Heller Financial, Inc. ("Heller") pursuant to which Heller received a note in the original principal amount of $50,857,000 to be repaid over seven years, with interest at 2% over prime. Heller retained a pledge of the Company's stock (but not the assets) in ECI and Perry.

      Effective September 30, 1996, the Company entered into an amendment and restatement of its Senior Secured Note Agreement ("Amended Heller Agreement"). Pursuant to the Amended Heller Agreement, Heller accepted the cash proceeds of $40,857,000 received from the Perry sale and a warrant to purchase 584,345 shares of the Company's common stock at an exercise price of $.01 per share. In addition, Heller received a new note in the principal amount of $1,000,000 ("Heller Note"), with a maturity date of November 3, 2001. Such transaction has been accounted for as a modification of terms to the original Heller debt and resulted in an extraordinary gain on debt forgiveness of $10,862,000. The Company recorded the new Heller Note at the total future cash payments to be made in accordance with the Amended Heller Agreement which is principal of $1,000,000 and accrued interest of $665,000. Heller retained a pledge of the stock (but not the assets) of ECI, the Company's remaining operating subsidiary. The Heller Note provides certain restrictions on the payment of principal and interest to Apollo and BNY (as defined below).

      On January 29, 1998, the Company repaid in full its remaining obligation on the Heller Note of $1,128,000. The difference between the net carrying amount of the Heller Note and the remaining obligation amounted to $522,000 and was accounted for as an extraordinary gain during the first quarter of 1998. As a result of the repayment, Heller released its first lien on the stock of ECI.

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

      On September 12, 1997, the Company and Apollo entered into an amendment of the Apollo Note providing that: (1) scheduled interest accruing under the Apollo Note for the period November 1, 1995 through January 31, 1998 was not and will not be paid in cash and instead shall be added to principal and shall be payable on November 3, 2002 and (2) scheduled interest under the Apollo Note accruing for periods commencing February 1, 1998 will be made in cash on quarterly payment dates commencing May 4, 1998. The principal balance of the Apollo Note is required to be paid in two equal installments payable on November 3 in each of 2001 and 2002.

      On October 21, 1998, the Company obtained a consent pursuant to the Apollo Note to defer, until February 1, 1999, the required payments of the quarterly interest under the Apollo Note otherwise due November 3, 1998. The nonpayment of such quarterly interest prior to February 1, 1999 shall not be a Default or Event of Default under the Apollo Note.

      BNY Note - On June 30, 1993, the Company entered into a Series A Junior Secured Note Agreement with BNY pursuant to which BNY received a nine-year, $7 million note, bearing interest at a rate of 7% per annum (the "BNY Note"). BNY shared with Apollo a second lien on the stock of ECI. On September 12, 1997, the Company and BNY entered into an amendment of the BNY Note providing that: (1) scheduled interest accruing under the BNY Note for the period February 1, 1996 through January 31, 1998 was not and will not be paid in cash and instead shall be added to principal and shall be payable on November 3, 2002, (2) scheduled interest under the BNY Note accruing for periods commencing February 1, 1998 will be made in cash on quarterly payment dates commencing May 4, 1998 and (3) the principal on the BNY Note of $300,000 otherwise due November 3, 1997 shall be rescheduled and paid quarterly in installments of $15,000 each on the last day of each calendar quarter commencing on December 31, 1998, with any remaining balance due on November 3, 2002.

      In addition, on November 3, 2002, the Company is obligated to pay BNY $1,042,000 representing the quarterly interest payments accruing for the period February 1, 1996 through January 31, 1998, which were not and will not be paid in cash and instead added to the principal of the BNY Note. The BNY Note contains certain affirmative and negative covenants on the operations of the Company. The Company was in compliance with these covenants at December 31, 1998.

      BNY and Apollo's shared second lien on the stock of ECI became a shared first lien upon the repayment of the Heller Note on January 29, 1998. BNY and Apollo will also share in mandatory prepayments based upon 50% of certain "excess cash flows" as defined in the Company's note agreements with BNY and Apollo.

      On October 21, 1998, the Company obtained a consent pursuant to the BNY Note to defer, until February 1, 1999, the required payments of: (a) the quarterly interest under the BNY Note otherwise due November 3, 1998 and
      (b) the principal payment of $300,000 under the Note otherwise due November 3, 1998. The nonpayment of such quarterly interest and principal payments prior to February 1, 1999 shall not be a Default or Event of Default under the BNY Note.

      The remaining principal of the BNY Note is required to be paid in four annual installments, payable on November 3 of each year commencing in 1999 as follows:

      Calendar Year                                               Amount

      1999                                                    $ 1,040,000
      2000                                                        600,000
      2001                                                      1,100,000
      2002                                                      5,242,000
                                                              -----------
                                                              $ 7,982,000
                                                              ===========

      Maturities - Future maturities of long-term debt are as follows:

      Year Ending December 31,

      1999                                               $  1,083,000
      2000                                                    600,000
      2001                                                  4,850,000
      2002                                                 11,494,000
                                                         ------------
                                                         $ 18,027,000
                                                         ============

      Subsequent Event - In connection with the Simon Purchase Transaction (as defined in Note 17, Subsequent Events), on February 26, 1999, the Company redeemed in full its outstanding obligation of $10,658,000 under the Apollo Note. The redemption was effected through the payment of $4,000,000 in cash and the issuance of 5,892,856 shares of Common Stock and 512,113 shares of Series A Preferred Stock which is manditorily convertible to 5,121,130 shares of Common Stock. The transaction resulted in a gain on debt forgiveness of $1,768,000 which the Company will record as a capital contribution in the first quarter of 1999. As a result of the repayment, Apollo released its second lien on the stock of ECI.

      In addition, the Company amended the BNY Note where BNY waives a Default or an Event of Default and further confirms that it has no objection to the completion of the Simon Purchase Transaction. On February 26, 1999, BNY was paid the sum of $820,000 consisting of: (a) the remaining balance of $240,000 of the principal payment on the BNY Note originally due November 3, 1997 (and previously deferred) and (b) $580,000 which is the total of the scheduled payments due on February 1, 1999 (which include the scheduled payments of principal of $300,000 and interest of $280,000 deferred from November 3, 1998).

      Restricted Net Assets - In accordance with ECI and ECI Sportswear's credit facility agreement, as of December 31, 1998 and 1997, the maximum amount of upstream payments in the form of management fees from ECI and ECI Sportswear to Aris have been made. Under this agreement, net assets restricted to ECI and ECI Sportswear's use at December 31, 1998 and 1997 were $17,087,000 and $20,078,000, respectively.

      At this time, the Company believes that based on current business plans and financial arrangements that management fee revenues from ECI and ECI Sportswear, after taking into account all restrictions contained in the relevant subsidiary lending agreements, will be sufficient to cover debt service requirements and corporate cash requirements for the year ending December 31, 1999.

7.    LINE OF CREDIT PAYABLE

      ECI and ECI Sportswear have available a $75,000,000 line of credit which is secured by liens on certain assets of the subsidiaries. As of December 31, 1998, there was an outstanding balance payable of $33,900,000. Interest is accrued at the bank's prime rate plus 1/4% for ECI and at the bank's prime rate plus 1% for ECI Sportswear. As of December 31, 1998, the bank's prime rate was 8%. The line of credit contains various clauses which, among other things, limits payment of management fees to the Company and requires the maintenance of certain levels of net worth (as defined) during the year.

      In connection with the Simon Purchase Transaction (as defined in Note 17, Subsequent Events), the Company repaid in full on February 26, 1999 its remaining obligation under its existing line of credit and subsequently terminated the agreement. Immediately thereafter, the Company entered into a new line of credit with The CIT Group. The new line of credit allows for aggregate borrowings not to exceed $65,000,000 at any time outstanding. The new line of credit is secured by liens on certain assets of the Company. For revolving credit loans, interest will accrue at the bank's prime rate. For Eurodollar loans, interest will accrue at a rate per annum equal to the Eurodollar Rate (as defined) plus 2.5%. The line of credit contains various covenants as defined that the Company must adhere to during the year.

8.    1993 STOCK INCENTIVE PLAN

      The 1993 Stock Incentive Plan (the "Plan"), as amended through April 6, 1998, authorizes the Company's Board of Directors (or a committee thereof), to award to employees and directors of, and consultants to, the Company and its subsidiaries: (i) options to acquire Common Stock at prices determined when the options are granted, (ii) stock appreciation rights (entitling the holder to a payment equal to the appreciation in market value of a specified number of shares of Common Stock over a specified period), (iii) restricted shares of Common Stock whose vesting is subject to terms and conditions specified at the time of grant, and
      (iv) performance shares of Common Stock that are granted upon achievement of specified performance goals. Options granted pursuant to the Plan may be either "incentive stock options" within the meaning of Section 422A of the United States Internal Revenue Code of 1986, as amended, or non-qualified options. A maximum of 3.5 million shares of Common Stock (subject to anti-dilution adjustments) can be covered by awards under the Plan.

      The Plan provides that any shares subject to an option under such plan which terminate, are canceled or expire without being exercised may again be subjected to an option under the Plan, subject to the earlier termination of the Plan. In general, options granted provide for vesting in three equal annual installments from the date of grant and are exercisable for a period of 10 years from the grant date.

      During August 1997, the Company's Board of Directors approved an amendment to the Plan to increase to 2,500,000 the maximum number of shares of Common Stock which can be covered by awards under the Plan. On April 6, 1998, the Board approved a further amendment to the Plan to increase to 3,500,000 the maximum number of shares of Common Stock which can be covered by awards under the Plan. The amendment increasing the number of shares to 3,500,000 was approved by the stockholders of the Company at the Annual Meeting of Stockholders held on July 9, 1998.

      During 1998, the Company granted to employees of ECI and ECI Sportswear 280,000 options under the Plan. The exercise price of the options ranged from $.92 to $1.50 per share and equaled the market price on the date of grant.

      In July 1997, the Company granted to employees of ECI Sportswear 50,000 options under the Plan. The exercise price of the options is $.50 per share (the market price on such date). In August 1997, the Company granted to officers and employees of the Company and its subsidiaries 860,000 options under the Plan. The exercise price of the options is $1.00 per share (the market price on such date). All options granted on this date shall vest 8 years from the date of grant, but a portion of such options shall obtain accelerated vesting on the occurrence of certain events as defined in the amendment to the Plan.

      In December 1996, the Company granted to employees of the Company and ECI 305,000 options under the Plan. The exercise price of the options is $.10 per share (the market price on such date). For the year ended December 31, 1998, there were no stock options granted to Officers of the Company. For the year ended December 31, 1997, a total of 765,000 stock options were granted to Officers of the Company. At December 31, 1998, there were 22 eligible participants with options outstanding under the Plan.

                                      1998                    1997                 1996
                            -----------------------  ---------------------  ----------------------
                                          Weighted               Weighted              Weighted
                                           Average                Average               Average
                              Number      Exercise    Number     Exercise   Number     Exercise
                            of Options     Price    of Options    Price    of Options   Price

OUTSTANDING, JANUARY 1      1,695,000    $   0.70    962,500    $   0.37   965,000    $   0.50

  Granted                     280,000        0.96    910,000        0.97   305,000        0.10

  Exercised                   (51,333)       0.13    (52,500)       0.10      --       --

  Expired/Surrendered        (120,667)       0.66   (125,000)       0.48  (307,500)       0.50
                            ---------    --------    -------    --------   -------    --------

OUTSTANDING, DECEMBER 31    1,803,000    $   0.76  1,695,000    $   0.70   962,500    $   0.37
                            =========    ========  =========    ========   =======    ========

OPTIONS EXERCISABLE,
  DECEMBER 31                 622,666    $   0.45    584,997    $   0.47   657,500    $   0.50
                            =========    ========  =========    ========   =======    ========


      At December 31, 1998, 1997 and 1996, there were 1,593,167 options, 752,500 options and 237,500 options available for grant, respectively. The outstanding stock options at December 31, 1998 have a weighted average contractual life of 8.1 years and the exercise price ranges from $.10 to $1.50.

      The Company accounts for its stock compensation arrangements using the intrinsic value method. If the fair value method of accounting was applied as defined by SFAS No. 123, Accounting for Stock-Based Compensation, the Company's pro forma net income (loss) would have been $(3,956,000), $2,249,000 and $12,963,000 for 1998, 1997 and 1996, respectively. Pro forma basic earnings (loss) per share would have been $(.27), $.17 and $1.09 for 1998, 1997 and 1996, respectively, and pro forma diluted earnings (loss) per share would have been $(.27), $.16 and $1.08 for 1998, 1997 and 1996, respectively.

      The weighted-average fair value per option granted in 1998, 1997 and 1996 was $.89, $.89 and $.09, respectively. The fair value was estimated using the Black-Scholes option pricing model based on the following assumptions:

                                                  1998      1997      1996

      Volatility                                  150%      150%      150%
      Risk-free interest rate                     5.5%      6.2%      5.8%
      Expected term of options (in years)           5         5         5

      No dividends are assumed to be paid during the expected life of any option.

      In connection with the Simon Purchase Transaction (as defined in Note 17, Subsequent Events), all options issued and outstanding shall immediately vest and become exercisable upon a change of control. Immediately following the close of the Simon Purchase Transaction on February 26, 1999,

      1,803,000 options are fully vested and exercisable. Also on February 26, 1999, an Officer of the Company was granted an option to purchase 1,000,000 shares of Common Stock of the Company at an exercise price of $.48 per share. The option shall vest within twelve months of the date of grant; however, the option shall obtain accelerated vesting on the occurrence of certain events as defined in the agreement. The option shall expire on the tenth anniversary of the Simon Purchase Transaction.

9.    EARNINGS PER SHARE

      The Company computes earnings per share in accordance with the provisions of SFAS No. 128, Earnings per Share. SFAS No. 128 requires the dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised and resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is computed using the treasury stock method when the effect of common stock equivalents would be dilutive. All prior periods have been restated to comply with the provisions of SFAS No. 128. The dilutive effect of stock options and warrants on weighted average shares outstanding was 0 shares, 1,093,000 shares and 140,000 shares for the years ended December 31, 1998 and 1997, and for the period from February 3, 1996 through December 31, 1996, respectively. Antidilutive stock options and warrants of 1,140,000 shares, 1,407,500 shares and 657,500 shares for the year ended December 31, 1998 and 1997 and for the period from February 3, 1996 through December 31, 1996 have been excluded from the calculation of diluted EPS.

10.   TRANSACTIONS WITH RELATED PARTIES

      During the years ended December 31, 1998 and 1997 and for the period from February 4, 1996 through December 31, 1996, rent payments of $1,045,000, $1,045,000 and $888,000, respectively, were made by ECI to a general partnership controlled by then current and former officers of ECI during 1996 only. These officers of ECI were never officers or directors of the Company.

11.   RETIREMENT PLANS

      The Company participates in a defined contribution plan with ECI and ECI Sportswear pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate. Employer contributions are discretionary. Participants immediately vest in their own contributions and in employer contributions after seven years of service. During the years ended December 31, 1998 and 1997 and for the period from February 4, 1996 through December 31, 1996, total matching contributions of $0, $0 and $4,000, respectively, were made.

      In May 1991, a discontinued operating subsidiary of the Company terminated all of its remaining employees who participated in its pension plan. There was no net periodic pension benefit/cost for the years ended December 31, 1998 and 1997 and for the period from February 4, 1996 through December 31, 1996. Assets of the plan are invested in a U.S. government securities fund.

      The following table sets forth the funded status of the pension plan:

                                                                                   December 31,
                                                                                 1998       1997

      Actuarial present value of accumulated benefit obligation (all vested)   $ 73,000   $ 61,000
                                                                               ========   ========

      Plan assets at fair value                                                $164,000   $163,000
      Actuarial present value of projected benefit obligation                    73,000     61,000
                                                                               --------   --------

      Plan assets in excess of projected benefit obligation                      91,000    102,000
      Contingent liability                                                       91,000    102,000
                                                                               --------   --------

      Prepaid pension cost                                                     $   --     $   --
                                                                               ========   ========



      The benefits paid are non-earnings related; thus the projected and accumulated benefit obligations are equal. The expected long-term rate of return on assets was 7.5% as of December 31, 1998 and 1997.

12.   INCOME TAXES

      The following tables present the components of the provision (benefit) for income taxes, a reconciliation of the expected statutory Federal income tax expense (benefit) to the actual expense (benefit) and the principal items of deferred taxes.

      The provision (benefit) for income taxes is as follows:

                                                         Period From
                                       Years          February 4, 1996
                                       Ended               Through
                                    December 31,         December 31,
                                  1998         1997         1996

                 Current:
                   Federal   $    --      $  46,000     $    --
                   State        39,000       28,000        64,000

                 Deferred:
                   Federal      75,000      (34,000)     (665,000)
                   State        76,000     (178,000)       85,000
                             ---------    ---------     ---------

                             $ 190,000    $(138,000)    $(516,000)
                             =========    =========     =========

      A reconciliation of the expected statutory Federal income tax expense (benefit) and the actual expense (benefit) is summarized as follows:


                                                                  Period From
                                                        Years   February 4, 1996
                                                        Ended       Through
                                                     December 31,  December 31,
                                                     1998   1997      1996

      Expected income tax (benefit) expense          (34)%    34%     34%

      Increase (decrease) in taxes resulting from:
        Non-deductible goodwill                        7      10       2
        State and local income tax, net                1       1     --
        Losses from foreign subsidiaries             --      --        4
        Change in valuation allowance                --      (16)    --
        Non-taxable gain on debt forgiveness         --      --      (32)
        Recognition of NOL benefit                   --      (36)    (31)
        Non-recognition of NOL benefit                28
        Non-deductible interest                      --      --       10
        Other                                          3       1       9
                                                     ---     ---     ---

      Actual income tax expense (benefit)              5%     (6)%    (4)%
                                                     ===     ===     ===

      Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's deferred tax assets and liabilities are as follows:


                                                                  December 31,
                                                             1998            1997

      Deferred tax assets:
        Current:
          Book/tax inventory basis differences          $    371,000    $    270,000
          Customer allowances                              1,979,000         456,000
          Other                                              310,000         403,000
                                                        ------------    ------------
                                                           2,660,000       1,129,000
                                                        ------------    ------------

        Noncurrent:
          Operating loss carryforwards                    30,719,000      30,529,000
          Tax credit carryforwards                            37,000         122,000
          Alternative minimum tax credit carryforward        846,000         833,000
          Non-deductible interest                          1,205,000       1,154,000
                                                        ------------    ------------
                                                          32,807,000      32,638,000
                                                        ------------    ------------

                                                          35,467,000      33,767,000
      Valuation allowance                                (34,573,000)    (32,711,000)
                                                        ------------    ------------

      Net deferred tax assets                           $    894,000    $  1,056,000
                                                        ============    ============

      Deferred tax liabilities:
        Intangible assets                               $    694,000    $    721,000
        Book/tax fixed asset basis differences                63,000          47,000
                                                        ------------    ------------

      Total noncurrent deferred tax liabilities         $    757,000    $    768,000
                                                        ============    ============


      A valuation allowance is recognized for those deferred tax assets that may not be realized. At this time, the Company has determined that such valuation allowance be equal to the net deferred tax assets except for a portion of the alternative minimum tax credit carryforwards and state net operating loss carryforwards at ECI and ECI Sportswear. The alternative minimum tax credit carryforwards do not expire, and in the Company's opinion, it is more likely than not that this credit carryforward will be realized.

      Net current deferred tax assets of $150,000 and $269,000 are included in prepaid expenses and other current assets, net noncurrent deferred tax assets of $744,000 and $787,000 are included in other assets, and noncurrent deferred tax liabilities of $757,000 and $768,000 are included in other liabilities as of December 31, 1998 and 1997, respectively.

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

      In connection with the Simon Purchase Transaction (as defined in Note 17, Subsequent Events), the purchase by Simon of approximately 63.4% of the stock of the Company will limit the Company's use of its net operating loss carryforwards and other tax credits. Section 382, as amended by the Tax Reform Act of 1986 ("New Section 382"), limits a corporation's use of carryforwards in the event of a "Change of Ownership", which is defined generally as a 50 percentage point change in stock ownership at any time during the relevant testing period. The anticipated Section 382 limitation will severely limit the remaining Federal tax net operating loss carryforwards disclosed below.

      The amounts and expiration dates, if accepted, of the remaining Federal tax net operating loss carryforwards are as follows:


      1999                                          $ 7,000,000
      2000                                            9,000,000
      2001                                            6,000,000
      2005                                           39,000,000
      2006                                           11,000,000
      2007                                            3,000,000
      2008                                            1,000,000
                                                    -----------

                                                    $76,000,000
                                                    ===========


      Approximately $37,000 of investment tax and job credits, expiring from 1999 to 2000, are available as a carryforward to reduce future Federal income tax payments.

13.   COMMITMENTS AND CONTINGENCIES

      Lease Commitments - Future minimum rental payments under capital leases and noncancellable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 1998 are as follows:

                                                    Operating       Capital
      Year Ending                                     Leases         Leases

      1999                                        $  2,153,000    $  76,000
      2000                                           1,222,000       32,000
      2001                                           1,064,000       26,000
      2002                                           1,047,000       26,000
      2003                                           1,048,000           --
      Thereafter                                     6,098,000           --
                                                  ------------    ---------
      Total minimum lease payments                $ 12,632,000      160,000
                                                  ============
      Less amount representing interest                             (19,000)
                                                                  ---------
      Present value of minimum lease payments                     $ 141,000
                                                                  =========

      The Company has various operating leases in effect primarily for outlet stores, automobiles, selling and administrative facilities and warehouse facilities. The outlet store leases expire over the next three to ten years, the selling and administrative facility leases expire over the next six years and the warehouse leases expire over the next two years. The outlet store leases contain a clause whereby the stores are assessed additional rent based on a percentage of sales. For the years ended December 31, 1998 and 1997 and for the period from February 4, 1996 through December 31, 1996, the outlet stores were not charged rent as a percentage of sales. Most of the operating leases contain a renewal option to extend the lease terms. Total rental expense under all operating leases was approximately $2,282,000, $1,769,000 and $1,885,000 for the years ended December 31, 1998 and 1997 and for the period from February 4, 1996 through December 31, 1996, respectively.

      The Company is involved in certain warehousing arrangements where charges are assessed based upon the number of units received into and shipped out of the warehouse. Total warehouse charges paid by the Company for the years ended December 31, 1998 and 1997 and for the period from February 4, 1996 through December 31, 1996 were $1,606,000, $445,000 and $261,000, respectively.

      The Company leases various office equipment under capital leases expiring over the next two to five years. As of December 31, 1998 and 1997, the current obligation payable is $67,000 and $98,000, respectively, and is included in accrued expenses and other current liabilities. The noncurrent obligation payable is $73,000 and $140,000, respectively, and is included in other liabilities.

      Equipment Financing Agreement - The Company has entered into a financing agreement with a third party for the purpose of acquiring various computer hardware and software and additional services. The terms of the agreement require the Company to make specified monthly payments over a 3-year period with payments commencing on April 2, 1996. The third party is secured by an interest in the computer hardware and software. As of December 31, 1998 and 1997, the current obligation payable is

      $43,000 and $162,000, respectively, and is included in the current portion of long-term debt. The noncurrent obligation payable is $0 and $43,000, respectively, and is included in long-term debt.

      License Agreements - The Company has been granted several licensing agreements to manufacture and distribute men, women and boys' outerwear, sportswear and activewear products bearing the licensors' labels. The agreements expire at various dates through 2000. The Company is required to make minimum royalty payments, along with additional royalty payments in the range of 2.5% to 9% based on a percentage of defined sales. Royalty expenses under these licensing agreements totaled $5,600,000, $2,480,000 and $1,629,000 for the years ended December 31, 1998 and 1997 and for the period from February 3, 1996 through December 31, 1996, respectively.

      The following is a schedule by year of future minimum royalty payments required under the license agreements with initial or remaining terms in excess of one year as of December 31, 1998:

      1999                                 $ 1,862,000
      2000                                     769,000
                                           -----------
                                           $ 2,631,000
                                           ===========

      The Company has the option to renew the license agreements for an additional period based on the terms of each agreement. The following is a schedule by year of additional future minimum royalty payments required over the renewal period if the Company were to exercise its option to renew all of its license agreements:

      1999                                                   $        0
      2000                                                      780,000
      2001                                                      970,000
      2002                                                    1,060,000
      2003                                                    1,100,000
      Thereafter                                              1,690,000
                                                             ----------
                                                             $5,600,000
                                                             ==========

      Employment Contracts - The Company has entered into employment contracts with certain senior executives for a period of three to four years, expiring no later than December 31, 2001. Under the agreements, the covered individuals are entitled to a specified salary over the contract period. In addition, bonuses are payable contingent upon profitability and cash flows of the Company for each period. The estimated future minimum obligation under these contracts as of December 31, 1998 is $2,425,000.

      In connection with the Simon Purchase Transaction (as defined in Note 17, Subsequent Events), the Company entered into a retention agreement with the former Chairman and Chief Executive Officer of the Company providing for severance dependent on certain events occurring as defined. In March 1999, the Company paid $2,401,000 to this former Officer as severance under the agreement.

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

14.   BUSINESS SEGMENT DATA

      The Company is engaged in one business, the design and import of men's and boy's outerwear, activewear, swimwear, loungewear and sportswear. The Company is organized and managed as one business segment that offers distinct men's and boy's apparel products to its customers. The Company's business is conducted domestically, with substantially all of its net sales derived from domestic customers. The Company had sales to one customer that represent 13%, 10% and 34% of net sales for the years ended December 31, 1998 and 1997 and for the period from February 4, 1996 through December 31, 1996, respectively. For the period from February 4, 1996 through December 31, 1996, the Company had sales to another customer that represented 15% of net sales.

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

16.   SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS

      In connection with the acquisition described in Note 4, the Company acquired the following net assets:

      Receivables                                              $     90,000
      Inventories                                                 3,571,000
      Prepaid expenses and other current assets                   1,170,000
      Furniture, fixtures and equipment                             327,000
      Other assets                                                  924,000
      Accounts payable                                           (3,828,000)
      Accrued expenses and other current liabilities             (1,183,000)
      Other liabilities                                             (56,000)
                                                                -----------

      Fair value of net assets acquired                         $ 1,015,000
                                                                ===========

      Total consideration                                       $ 4,234,000
                                                                ===========

17.   SUBSEQUENT EVENTS

      On February 26, 1999, the Company entered into a Securities Purchase Agreement ("Purchase Agreement") with The Simon Group L.L.C. ("Simon") and Apollo (as defined in Note 6) providing for the purchase by Simon of 24,107,145 newly issued shares of Common Stock of the Company and 2,093,790 newly issued shares of Series A Preferred Stock of the Company for $20,000,000 cash ("Simon Purchase Transaction"). Immediately thereafter, the Company redeemed in full the outstanding balance of the Apollo Note (as defined in Note 6) as of the date of the transaction which amounted to $10,658,000 of remaining principal and accrued interest. The redemption was satisfied through the exchange of $4,000,000 in cash and the issuance of 5,892,856 shares of Common Stock and 512,113 shares of Series A Preferred Stock of the Company. The redemption of the Apollo Note resulted in a gain on debt forgiveness of $1,768,000 which has been accounted for as a capital contribution to the Company. As a result of the completion of the Simon Purchase Transaction, Simon effectively became the beneficial owner of approximately 63.4% of the Company, while Apollo retains approximately 23.7% ownership of the Company.

      The shares of Series A Preferred Stock issued to both Simon and Apollo are manditorily convertible upon the filing of an amendment to the Certificate of Incorporation of the Company authorizing a sufficient number of shares of Common Stock into which the Series A Preferred Stock are convertible. The conversion shall occur at a ratio of 10 shares of Common Stock for every 1 share of Series A Preferred Stock. The newly issued Common Stock and Series A Preferred Stock has not been registered under the Securities Act of 1933 and may not be offered or sold absent a registration or an applicable exemption from registration requirements.

      Also in connection with the Simon Purchase Transaction, the Company was required to issue 700,000 shares of Common Stock to the Warnaco Group, Inc. ("Warnaco") to satisfy a non-competition agreement the new Chairman and Chief Executive Officer of the Company had with Warnaco. In addition, the former Chairman and Chief Executive Officer of the Company has been granted an option to purchase 1,000,000 shares of Common Stock of the Company at an exercise price of $.48 per share. The option shall vest within twelve months of the date of grant; however, the option shall obtain accelerated vesting on the occurrence of certain events as defined in the agreement. All 1,803,000 options issued and outstanding to Officers and employees of the Company as of December 31, 1998 have immediately vested and become exercisable on the date of the Simon Purchase Transaction.

      As a result of the change in control, the Company was required to obtain consents from the licensors of its Perry Ellis licenses upon the closing of the transaction. In obtaining the appropriate consents, the Company's Perry Ellis licenses have been severely restricted. In the opinion of management and based upon future forecasted results of the Perry Ellis product line, the remaining value of the associated goodwill and licenses of $3,726,000 acquired in connection with the Davco acquisition (as discussed in Note 4, Business Acquisition) will not be recoverable. The Company will record this nonrecurring charge to operations in the first quarter of 1999.

      The pro forma effect on the consolidated balance sheet assuming the Simon Purchase Transaction had been completed at the end of the Company's 1998 fiscal year includes an increase in cash and cash equivalents of $16,000,000, a reduction in accrued expenses and other current liabilities of $542,000 representing accrued interest on the Apollo Note, a reduction in long-term debt for the principal amount of the Apollo Note of $9,496,000, and an increase in stockholders' equity of $26,038,000 reflecting the newly issued shares of Common Stock and Series A Preferred Stock and the increase to paid-in-capital for the gain on debt forgiveness. The pro forma effect on the consolidated statement of operations assuming the Simon Purchase Transaction had been completed at the beginning of the Company's 1998 fiscal year includes a reduction in net loss of $1,272,000 representing the net effect of a reduction in interest and debt expense. The pro forma basic and diluted loss per share before extraordinary item would have been ($.04), and the pro forma basic and diluted net loss per share would have been ($.03). The corresponding weighted-average shares outstanding for purposes of these computations would have been 71,671,000. This unaudited pro forma information is not necessarily indicative of the results that might have occurred had the Simon Purchase Transaction occurred at the beginning of the Company's 1998 fiscal year or of future results.


ARIS INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
---------------------------------------------------------------------------------------
                                                                   December 31,
                                                              1998             1997
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                               $    109,000    $    670,000
  Prepaid expenses and other current assets                     19,000          54,000
                                                          ------------    ------------
           Total current assets                                128,000         724,000

INVESTMENTS IN/ADVANCES TO SUBSIDIARIES                     32,550,000      36,742,000

PROPERTY AND EQUIPMENT - NET                                     2,000           5,000

OTHER ASSETS                                                 1,024,000         795,000
                                                          ------------    ------------
TOTAL ASSETS                                              $ 33,704,000    $ 38,266,000
                                                          ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued expenses and other current liabilities          $  1,351,000    $    654,000
  Current portion of long-term debt                          1,040,000       2,010,000
                                                          ------------    ------------
           Total current liabilities                         2,391,000       2,664,000

OTHER LIABILITIES                                              783,000         901,000


LONG-TERM DEBT (net of unamortized discount of $506,000
   and $630,000, respectively)                              16,438,000      16,887,000

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01                                 151,000         150,000
  Preferred stock, par value $.01                                 --              --
  Additional paid-in capital                                44,757,000      44,752,000
  Accumulated deficit                                      (30,816,000)    (27,088,000)
                                                          ------------    ------------
           Total stockholders' equity                       14,092,000      17,814,000
                                                          ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 33,704,000    $ 38,266,000
                                                          ============    ============


See notes to condensed financial statements


ARIS INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      Period From
                                                                                        Years                       February 4, 1996
                                                                                        Ended                            Through
                                                                                      December 31,                     December 31,
                                                                                1998                 1997                 1996

REVENUES:
  Management fees from subsidiaries                                        $  2,595,000          $  2,600,000          $  1,818,000
  Equity in (losses) earnings of subsidiaries                                (3,271,000)            3,413,000                32,000
                                                                           ------------          ------------          ------------
                                                                               (676,000)            6,013,000             1,850,000
                                                                           ------------          ------------          ------------
OPERATING COSTS:
  Selling and administrative expenses                                           886,000             1,134,000               827,000
  Amortization and depreciation expenses                                        673,000               676,000             1,058,000
                                                                           ------------          ------------          ------------
                                                                              1,559,000             1,810,000             1,885,000
                                                                           ------------          ------------          ------------
(LOSS) INCOME BEFORE INTEREST
  EXPENSE, GAIN ON SALE OF
  SUBSIDIARY, INCOME TAXES AND
  EXTRAORDINARY ITEM                                                         (2,235,000)            4,203,000               (35,000)

INTEREST EXPENSE                                                             (1,975,000)           (1,821,000)           (4,991,000)

SALE OF SUBSIDIARY:
  Gain on sale of Perry Manufacturing Company                                      --                    --               7,786,000
  Realization of cumulative foreign currency
     translation loss                                                              --                    --              (1,108,000)
                                                                           ------------          ------------          ------------

(LOSS) INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                                                     (4,210,000)            2,382,000             1,652,000

INCOME TAX EXPENSE(BENEFIT)                                                      40,000                49,000              (452,000)
                                                                           ------------          ------------          ------------
(LOSS) INCOME BEFORE
  EXTRAORDINARY ITEM                                                         (4,250,000)            2,333,000             2,104,000

EXTRAORDINARY ITEM:
  Gain on extinguishment of debt                                                522,000                  --                    --
  Gain on debt forgiveness                                                         --                    --              10,862,000
                                                                           ------------          ------------          ------------
NET (LOSS) INCOME                                                          $ (3,728,000)         $  2,333,000          $ 12,966,000
                                                                           ============          ============          ============

See notes to condensed financial statements.


ARIS INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Period From
                                                                                             Years                 February 4, 1996
                                                                                             Ended                     Through
                                                                                           December 31,              December 31,
                                                                                     1998               1997             1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                              $ (3,728,000)      $  2,333,000       $ 12,966,000
  Adjustments to reconcile net (loss) income to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                                                     673,000            676,000          1,058,000
    Interest in undistributed equity losses (earnings)
       of subsidiaries                                                              3,271,000         (3,413,000)           (32,000)
    Gain on sale of Perry                                                                --                 --           (7,786,000)
    Gain on debt forgiveness and extinguishments                                     (522,000)              --          (10,862,000)
    Cumulative translation adjustment                                                    --                 --            1,108,000
    Capitalized interest                                                              276,000          1,830,000          1,424,000
    Deferred income tax expense (benefit)                                              79,000            (26,000)          (544,000)
    Change in assets and liabilities                                                  557,000           (795,000)        (1,741,000)
                                                                                 ------------       ------------       ------------
           Net cash provided by (used in) operating activities                        606,000            605,000         (4,409,000)
                                                                                 ------------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                   --                 --               (4,000)
  Net proceeds from sale of Perry                                                        --                 --           40,145,000
                                                                                 ------------       ------------       ------------
           Net cash provided by investing activities                                     --                 --           40,141,000
                                                                                 ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of Heller debt                                                           (1,128,000)           (15,000)       (40,857,000)
  Principal payments of long-term debt                                                (45,000)           (15,000)              --
  Proceeds from issuance of long-term debt                                               --                 --            3,528,000
  Purchase of common stock                                                               --                 --               (4,000)
  Proceeds from exercise of stock options                                               6,000              6,000               --
                                                                                 ------------       ------------       ------------
           Net cash used in financing activities                                   (1,167,000)           (24,000)       (37,333,000)
                                                                                 ------------       ------------       ------------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                                   (561,000)           581,000         (1,601,000)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                                 670,000             89,000          1,690,000
                                                                                 ------------       ------------       ------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                                  $    109,000       $    670,000       $     89,000
                                                                                 ============       ============       ============
CASH PAID DURING THE YEAR FOR:
  Interest                                                                       $  1,081,000       $       --         $  1,477,000
                                                                                 ============       ============       ============
  Income taxes                                                                   $     37,000       $     24,000       $     30,000
                                                                                 ============       ============       ============


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

2.    DEBT MATURITIES

      Maturities - Future maturities of long-term debt are as follows:

      Year Ending December 31,

      1999                                                   $  1,040,000
      2000                                                        600,000
      2001                                                      4,850,000
      2002                                                     11,494,000
                                                             ------------
                                                             $ 17,984,000
                                                             ============

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


ARIS INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
Column A                                                Column B          Column C          Column D                 Column E
------------------------------------------------------------------------------------------------------------------------------
                                                                         Additions -
                                                       Balance at        Charged to                                  Balance
                                                       Beginning         Costs and                                  at End of
Classification                                         of Period          Expenses          Deductions               Period
  Year ended December 31, 1998:
  Allowance for sales
     returns and discounts                              $ 1,832,000       $ 9,738,000       $ 7,711,000(1)          $ 3,859,000

  Inventory reserve for obsolescence                        268,000         1,240,000              --                 1,508,000

  Reserve for price allowances                              880,000         1,075,000           905,000(1)            1,050,000
                                                        -----------       -----------       -----------             -----------

                                                        $ 2,980,000       $12,053,000       $ 8,616,000             $ 6,417,000
                                                        ===========       ===========       ===========             ===========

  Year ended December 31, 1997:
  Allowance for sales
     returns and discounts                              $ 1,803,000       $ 2,738,000       $ 2,709,000(1)          $ 1,832,000

  Inventory reserve for obsolescence                           --             268,000              --                   268,000

  Reserve for price allowances                              961,000           732,000           813,000(1)              880,000
                                                        -----------       -----------       -----------             -----------

                                                        $ 2,764,000       $ 3,738,000       $ 3,522,000             $ 2,980,000
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
                                                        ===========       ===========       ===========             ===========


(1)  Returns, discounts and allowances taken.
(2)  Inventory written off.
(3)  Sale of Perry Manufacturing Company.