Form 10-Q
period 1999-03-31
ARIS INDUSTRIES INC
filed 1999-05-21
CIK 100979

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

                                    ---------

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter ended                          (Commission File Number):  1-4814
   March 31, 1999

                                   ----------

                              ARIS INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEW YORK                                               22-1715274
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

  475 FIFTH AVENUE, NEW YORK, NEW YORK                                  10017
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (212) 686-5050

                                   ----------

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                   YES X     NO
                                      ---      ---
Number of shares of Common Stock outstanding        46,021,043
At March 31, 1999

Number of shares of Preferred Stock outstanding      2,605,903
At March 31, 1999


================================================================================

                              ARIS INDUSTRIES, INC.

                                TABLE OF CONTENTS

                                                                            Page
PART I. FINANCIAL INFORMATION                                               ----

     Item 1. Financial Statements

             a. Consolidated Condensed Balance Sheets as of
                March 31, 1999 and December 31, 1998 .......................  3

             b. Consolidated Condensed Statements of Operations
                for the Three Months Ended March 31, 1999 and
                March 31, 1998 .............................................  4

             c. Consolidated Condensed Statements of Cash Flows
                for the Three Months Ended March 31, 1999 and
                March 31, 1998 .............................................  5

             d. Notes to Consolidated Condensed Financial
                Statements .................................................  6

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations ......................... 11

     Item 3. Quantitative and Qualitative Disclosures About
               Market Risk ................................................. 16

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings ............................................. 17

     Item 2. Changes in Securities ......................................... 17

     Item 3. Defaults upon Senior Securities ............................... 17

     Item 4. Submission of Matters to a Vote
               of Security Holders ......................................... 18

     Item 5. Other Information ............................................. 18

     Item 6. Exhibits and Reports on Form 8-K .............................. 18

SIGNATURES ................................................................. 19

                  ARIS INDUSTRIES, INC.
                     AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE  SHEETS

                                                                     March 31,      December 31,
                                                                       1999             1998
ASSETS                                                              (Unaudited)
                                                                    ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                                         $    524,000    $  1,112,000
  Receivables, net                                                    32,225,000      29,905,000
  Inventories, net                                                    21,435,000      26,371,000
  Prepaid expenses and other current assets                            2,482,000       1,753,000
                                                                    ------------    ------------

                   Total current assets                               56,666,000      59,141,000

PROPERTY, PLANT AND EQUIPMENT, NET                                     1,007,000       1,094,000

GOODWILL                                                              16,115,000      19,325,000

OTHER ASSETS                                                           1,539,000       2,095,000
                                                                    ------------    ------------
                   TOTAL ASSETS                                     $ 75,327,000    $ 81,655,000
                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade acceptances payable                                         $    162,000    $  5,178,000
  Accounts payable - trade                                             3,564,000       1,512,000
  Accrued expenses and other current liabilities                       3,114,000       8,370,000
  Current portion of long term debt                                      500,000       1,083,000
  Line of credit payable                                              28,371,000      33,900,000
                                                                    ------------    ------------
                   Total current liabilities                          35,711,000      50,043,000

OTHER LIABILITIES                                                        986,000       1,082,000

LONG TERM DEBT, LESS CURRENT PORTION                                   6,942,000      16,438,000
                                                                    ------------    ------------
                   Total Liabilities                                  43,639,000      67,563,000
                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value: 50,000,000 shares authorized;
    46,021,043 issued and outstanding at March 31, 1999
    and 14,956,377 issued and outstanding at December 31, 1998           461,000         151,000
  Preferred stock, $.01 par value: 10,000,000 shares authorized;
    2,605,903 issued and outstanding at March 31, 1999,                   26,000            --
  Additional paid-in capital                                          69,341,000      44,757,000
  Accumulated deficit                                                (38,140,000)    (30,816,000)
                                                                    ------------    ------------

                   Total stockholders' equity                         31,688,000      14,092,000
                                                                    ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 75,327,000    $ 81,655,000
                                                                    ============    ============

See accompanying notes to consolidated condensed financial statements

                     ARIS INDUSTRIES, INC.
                       AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      Three            Three
                                                   Months Ended     Months Ended
                                                    March 31,        March 31,
                                                       1999             1998
                                                   ------------    ------------

NET SALES                                          $ 28,133,000    $ 17,566,000
COST OF SALES                                        21,473,000      12,420,000
                                                   ------------    ------------
  Gross Profit                                        6,660,000       5,146,000
Commission and Licensing Income                         242,000         259,000
                                                   ------------    ------------

INCOME BEFORE SELLING AND ADMINISTRATIVE
  EXPENSES, NON-RECURRING CHARGES,
  INTEREST EXPENSE, INCOME TAX BENEFIT
  AND EXTRAORDINARY ITEM                              6,902,000       5,405,000


SELLING AND ADMINISTRATIVE EXPENSES                  (7,413,000)     (6,402,000)
NON-RECURRING CHARGES                                (6,151,000)           --
                                                   ------------    ------------
LOSS BEFORE INTEREST EXPENSE, INCOME TAX
  BENEFIT AND EXTRAORDINARY ITEM                     (6,662,000)       (997,000)

INTEREST EXPENSE, NET                                  (988,000)       (851,000)
                                                   ------------    ------------
LOSS BEFORE INCOME TAX BENEFIT AND
  EXTRAORDINARY ITEM                                 (7,650,000)     (1,848,000)

INCOME TAX BENEFIT                                      326,000          84,000
                                                   ------------    ------------
LOSS BEFORE EXTRAORDINARY ITEM                       (7,324,000)     (1,764,000)

EXTRAORDINARY ITEM:
  Gain on debt forgiveness, net                            --           522,000
                                                   ------------    ------------
NET LOSS                                           ($ 7,324,000)   ($ 1,242,000)
                                                   ============    ============

PER SHARE DATA:
  Weighted average shares outstanding - Basic        26,264,887      14,905,044
  Weighted average shares outstanding - Diluted      26,264,887      14,905,044

BASIC LOSS PER SHARE:
  Loss before extraordinary item                   ($      0.28)   ($      0.12)
  Extraordinary item                                       --              0.04
                                                   ------------    ------------
Net loss                                           ($      0.28)   ($      0.08)
                                                   ------------    ------------
DILUTED LOSS PER SHARE:
  Loss before extraordinary item                   ($      0.28)   ($      0.12)
  Extraordinary item                                       --              0.04
                                                   ------------    ------------
Net loss                                           ($      0.28)   ($      0.08)
                                                   ------------    ------------

See accompanying notes to consolidated condensed financial statements

        ARIS INDUSTRIES, INC.
        AND SUBSIDIARIES

        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                                      Three           Three
                                                                                   Months Ended    Months Ended
                                                                                    March 31,       March 31,
                                                                                       1999            1998
                                                                                   ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                         ($ 7,324,000)   ($1,242,000)

  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                       266,000        404,000
    Issuance of notes in lieu of interest                                               108,000        151,000
    Forgiveness of debt                                                                    --         (522,000)
    Impairment of goodwill and other intangibles                                      3,750,000           --
  Change in assets and liabilities:
    (Increase)/decrease in receivables                                               (2,320,000)     7,119,000
    Decrease/(increase) in inventories                                                4,936,000     (2,223,000)
    (Increase)/decrease in prepaid expenses and other current assets                   (729,000)       182,000
    (Increase)/decrease in other assets                                                (150,000)        13,000
    Decrease in trade acceptances payable                                            (5,016,000)    (4,160,000)
    Increase in accounts payable - trade                                                552,000        229,000
    Decrease in accrued expenses and other current liabilities                       (4,714,000)    (1,358,000)
    Decrease in other liabilities                                                       (96,000)       (50,000)
                                                                                   ------------    -----------
             Total Adjustments                                                       (3,413,000)      (215,000)
                                                                                   ------------    -----------
                       Net cash used in operating activities                        (10,737,000)    (1,457,000)
                                                                                   ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                  (13,000)      (133,000)
                                                                                   ------------    -----------
                       Net cash used in investing activities                            (13,000)      (133,000)
                                                                                   ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                                                       (4,583,000)    (1,181,000)
  Cash overdraft                                                                      1,500,000           --
  Stock options exercised                                                                10,000           --
  Proceeds from the issuance of common and preferred stock                           20,000,000           --
  Stock issuance costs paid                                                          (1,236,000)          --
  Net proceeds/(repayments) on bank line of credit                                   (5,529,000)     2,545,000
                                                                                   ------------    -----------
                       Net cash provided by financing activities                     10,162,000      1,364,000
                                                                                   ------------    -----------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (588,000)      (226,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        1,112,000      1,372,000
                                                                                   ------------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $    524,000    $ 1,146,000
                                                                                   ------------    -----------


See accompanying notes to consolidated condensed financial statements

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed balance sheet as of March 31, 1999, the consolidated condensed statements of operations and cash flows for the three months ended March 31, 1999 and 1998 were all prepared by the Company without audit. In management's opinion, all adjustments (consisting of normal recurring adjustments except for the non-recurring charges) necessary to fairly present the financial position, results of operations and cash flows for these periods have been made.

The Consolidated Condensed Balance Sheet as of December 31, 1998 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting standards appropriate for interim financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The operating results for the three months ended March 31, 1999 are not necessarily indicative of the operating results for the year ending December 31, 1999.


2. THE SIMON TRANSACTION

On February 26, 1999, pursuant to a Securities Purchase Agreement (the "Purchase Agreement") among the Company, The Simon Group L.L.C., a New York limited liability company ("The Simon Group"), Apollo Aris Partners, L.P., a Delaware limited partnership ("AAP"), AIF-II, L.P., a Delaware limited partnership ("AIF") and Arnold Simon, the Company entered into the following transactions (the "Simon Purchase Transaction"): (i) The Simon Group acquired 24,107,145 shares of Common Stock of the Company and 2,093,790 shares of Series A Preferred Stock of the Company (which shares shall be convertible into 20,937,900 shares of Common Stock), for $20,000,000 and (ii) the Company redeemed from AIF the Series B Junior Secured Note (which represented a total indebtedness of $10,658,000) in exchange for $4,000,000 in cash and an aggregate of 5,892,856 shares of Common Stock and 512,113 shares of Series A Preferred Stock (which shares shall be convertible into 5,121,130 shares of Common Stock), AIF and AAP are collectively referred to as "Apollo". Also in connection with the Simon Purchase Transaction, the Company issued 700,000 shares of Common Stock to the Warnaco Group, Inc. ("Warnaco") as a condition to Warnaco's consent to the Transaction as not being in violation of a noncompetition agreement between Arnold Simon and Warnaco. In addition, the Company paid approximately $1,236,000 in cash and issued 250,000 shares of common stock to cover the costs associated with the transaction.


3. DEBT

On February 26, 1999 the Company, as part of the Simon Purchase Transaction (See
Note 2), redeemed from AIF the Series B Junior Secured Note (which represented a total indebtedness of $10,658,000) in exchange for $4,000,000 in cash and an aggregate of 5,892,856 shares of Common Stock and 512,113 shares of Series A Preferred Stock (which shares shall be convertible into 5,121,130 shares of Common Stock). The Company's remaining long-term indebtedness consists of its obligations to BNY Financial Corporation ("BNY") under the Series A Junior Secured Note Agreement dated June 30, 1993, pursuant to which BNY was owed $7,442,000, plus interest at the rate of 7% per annum, with a final maturity date of November 3, 2002. On September 12, 1997, the Company and BNY entered into an amendment of the BNY Note Agreement providing that (1) scheduled interest accruing under the BNY Note Agreement for the period February 1, 1996 through January 31, 1998 would not be paid in cash and instead would be added to principal and shall be payable on November 3, 2002, (2) scheduled interest under the BNY Note Agreement accruing for the periods commencing February 1, 1998 will be made in cash on quarterly payment dates commencing May 4, 1998 and (3) the principal on the BNY Note Agreement of $300,000 otherwise due November 3, 1997 shall be rescheduled and paid quarterly in installments of $15,000 each on the last day of each calendar quarter commencing on December 31, 1997, with any remaining balance due on November 3, 2002. As a condition to BNY's consent to the Simon Purchase Transaction, the remaining balance of $240,000 of such quarterly principal was paid on February 26, 1999. In addition, the Company paid $580,000 representing scheduled payments of principal of $300,000 and interest of $280,000 otherwise due on February 1, 1999. The remaining principal of BNY's Note, aggregating $6,400,000, is payable on November 3 of each year as follows:

                         Year                 Amount
                         ----               ----------
                         1999               $  500,000
                         2000                  600,000
                         2001                1,100,000
                         2002                4,200,000

In addition, on November 3, 2002, the Company is obligated to pay BNY $1,042,000, representing the quarterly interest payments that were deferred under the September 12, 1997 amendment. BNY is also entitled to receive mandatory prepayments based upon 50% of certain "excess cash flows" of the Company as defined in the Company's note agreements with BNY.

In connection with the Simon Purchase Transaction, the Company repaid in full on February 26, 1999 its remaining obligation under its existing line of credit and subsequently terminated the agreement. Immediately thereafter, the Company entered into a new line of credit with The CIT Group. The new line of credit allows for aggregate borrowings not to exceed $65,000,000, limited to specified percentages of eligible factored receivables and inventory, as defined, and has a maturity date of February 26, 2002. The new line of credit is collateralized by liens on certain assets of the Company. For revolving credit loans, interest will accrue at the bank's prime rate. For Eurodollar loans, interest will accrue at a rate per annum equal to the Eurodollar rate (as defined) plus 2.5%. The agreement evidencing the new line of credit contains various financial and other covenants and conditions, including, but not limited to, limitations on paying dividends, making acquisitions and incurring additional indebtedness.


4. NON-RECURRING CHARGES

In connection with the Simon Purchase Transaction, the Company was required to obtain consents from the licensor of its Perry Ellis licenses. As a condition to granting its consent, such licensor required that the term of several licenses be shortened. In the opinion of management and based upon future forecasted results of the Perry Ellis product line, the remaining value of the associated goodwill pertaining to licenses of $3,750,000 acquired in connection with the Davco acquisition will not be recoverable. The Company recognized this non-recurring charge in the March 31, 1999 quarter.

On March 29, 1999 the Company made a severance payment of approximately $2,401,000 pursuant to the Retention Agreement between the Company and its former President.

5. INCOME TAXES

The Company had a significant net operating loss carryforward ("NOL") at December 31, 1998. The Company believes the NOL will be available to offset federal taxable income for the period January 1, 1999 through February 26, 1999 (the date of the closing of the Simon Purchase Transaction), including any taxable income due to cancellation of indebtedness in connection with the redemption by the Company from AIF of the Series B Junior Secured Note on February 26, 1999. However, due to the change of ownership resulting from the Simon Purchase Transaction, the Company's use of any remaining net operating loss carryforward from and after February 27, 1999 will be severely limited.


6. PER SHARE DATA

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

============================= ================== ================ ============
                                    Income             Shares        Per-Share
                                 (Numerator)       (Denominator)       Amount
----------------------------- ------------------ ---------------- --------------
Three Months Ended
3/31/99
Basic EPS
  Loss before extraordinary
  item .....................     $(7,324,000)       26,264,887        $(0.28)

Effect of Dilutive
Securities
  Stock Options ............            --                --
  Warrants .................            --                --
                                 -----------        ----------
Diluted EPS
  Loss before extraordinary
  item .....................     $(7,324,000)       26,264,887        $(0.28)
============================= ================== ================ ==============

============================= ================== ================ ============
                                    Income             Shares        Per-Share
                                 (Numerator)       (Denominator)       Amount
----------------------------- ------------------ ---------------- --------------
Three Months Ended
3/31/98
Basic EPS
  loss before extraordinary
  item .....................     $(1,764,000)       14,905,044        $(0.12)

Effect of Dilutive
Securities
  Stock Options ............            --                --
  Warrants .................            --                --
                                 -----------        ----------
Diluted EPS
  Loss before extraordinary
  item .....................     $(1,764,000)       14,905,044        $(0.12)
============================= ================== ================ ============

In addition to the preferred stock (See Note 2), options and warrants to purchase 3,336,516 and 1,604,175 shares of Common Stock were outstanding for the three months ended March 31, 1999 and March 31, 1998, respectively, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

The following analysis of the financial condition and results of operations of Aris Industries, Inc. (the "Company") should be read in conjunction with the consolidated condensed financial statements, including the notes thereto, included on pages 3 through 10 of this report.


FORWARD LOOKING STATEMENTS

Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

During the quarter ended March 31, 1999 the Company incurred a non-recurring charge of $2,401,000 relating to a severance payment made pursuant to the Retention Agreement between the Company and its former President and also recorded a non-recurring charge of $3,750,000 in connection with the write off of impaired goodwill (See Note 4). During the remainder of 1999 the Company will be incurring additional restructuring charges as the result of the continuing consolidation of its operations and facilities. In addition, the Company expects to enter into new licensing arrangements which may result in startup expenses during 1999 without any related revenues during the year.


YEAR 2000 COMPLIANCE

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date based information. The Company's Year 2000 Project (Project) is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000 ("Y2K").

The Project has been divided into three major areas; 1) IBM AS400, 2) Application Software, and 3) PC Hardware and software. The general phases common to all sections are: 1) inventorying Year 2000 items; 2) assigning priorities to inventoried items; 3) assessing the Year 2000 compliance of items determined to be material to the Company; 4) repairing or replacing material items that are determined not to be Year 2000 compliant; 5) testing material items and 6) designing and implementing contingency and business continuation plans. Internal resources are being used to make required modifications and test Year 2000 Compliance. The Company target date for completion is September 30, 1999.

The IBM AS400 (Model 300) is the backbone of the Company's computer system. The Company currently maintains 100% of its inventory valuation and tracking, order processing and picking/shipping functions on the AS400. In addition, the Company also maintains the bulk of its accounting records on the AS400. The Company has received certification from the vendor that the AS400 is Y2K compliant.

The Applications Software section restates the Companies awareness of the critical nature of the Y2K problem as to normal business operations of the Company. The Company has elected to replace its existing Software with the Complete Suite of Applications from "RLM" (Ron Lynn Management Accounting Software). The RLM Software will not only provide a complete Y2K Solution for an AS400 System but additionally will allow the Company to create a fully integrated systems environment. In addition, the Company will continue to utilize the " Premenos" Electronic Document Interchange Software System which processes document interchanges between the Company and retailers. This system will be upgraded using internal resources. The Company has identified 100% of the programs/ sub system routines in these two applications that require modification. These upgrades will be tested and finished during the third quarter of 1999.

The final section of the Project is to determine if all of the Company's personal computer (PC) hardware and software systems are Y2K compliant. Each PC will be certified to be Y2K compliant, any PC that is found to be noncompliant will be replaced. The Company intends to use internal resources to do the certification. All software needed to assure Y2K compliance will be completed after all the Company's PC's have been certified Y2K compliant. The Company does not anticipate many Y2K issues in this area since approximately 90% of the software in use is off the shelf retail software (spreadsheet, word processing packages, etc.) that is already Y2K compliant.

The total cost to the Company of these Y2K Compliance activities is estimated to be approximately $100,000 which includes the cost of a programmer as well as costs for software upgrades and third party contractors/suppliers. The Company intends to fund these activities through operating cash flows. These costs and the date on which the Company plans to complete the Y2K modification and testing processes are based on management's best estimates, which were derived utilizing continued availability of certain third party modification plans and other factors. However, there can be no guarantee that these objectives will be achieved; actual results could differ from those plans.

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


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company had working capital of approximately $20,955,000 as compared to $9,098,000 at December 31, 1998. The increase in working capital was due to the capital infusion provided by the Simon Purchase Transaction offset by the Company's net loss, which includes non-recurring charges, incurred in the March 31, 1999 quarter. During this period, the Company financed its capital expenditures principally through internally generated funds and credit facilities.

The Company's interest payments to its secured lenders, BNY Financial Corp. ("BNY") and AIF II, L.P. ("AIF-II") scheduled for the period January 1, 1998 through January 31, 1999 were paid in kind pursuant to amendments to the Company's loan agreements with such lenders. The Company's interest payments to BNY and AIF-II scheduled for May 4, 1998 and August 3, 1998 were paid in cash on their due dates. On October 21, 1998, the Company entered into amendments of its agreements with BNY and AIF-II providing that payment of scheduled interest payments otherwise due to such lenders on November 3, 1998 and the scheduled principal payment of $300,000 otherwise due to BNY on November 3, 1998 would be deferred until February 1, 1999. Pursuant to agreements with BNY the payments due February 1, 1999 were paid on February 26, 1999 upon the closing of the Simon Purchase Transaction.

On February 26, 1999 simultaneous, with the closing of the Simon Purchase Transaction, the Company, ECI, ECI Sportswear, and certain ECI subsidiaries entered into a Financing Agreement with CIT Commercial Services Group, Inc. ("CIT") and certain other financial institution lenders, whereby such lenders agreed to provide a revolving credit facility of up to $65,000,000 for working capital, loans and letters of credit financing, with a final maturity date of February 26, 2002. The obligations under the Financing Agreements are collateralized by liens on certain assets of the Company. The revolving credit facility provided by such Financing Agreement replaced ECI and ECI Sportswear's prior working capital facilities. For revolving credit loans, interest will accrue at the bank's prime rate. For Eurodollar loans, interest will accrue at a rate per annum equal to the Eurodollar rate plus 2.5%. The agreement evidencing the new line of credit contains various financial and other covenants and conditions, including, but not limited to, limitations on paying dividends, making acquisitions and incurring additional indebtedness. As of March 31, 1999 the Company had availability under the facility of approximately $13,331,000 and was incurring interest at prime or 7.75%.


DEBT SERVICE AND CAPITAL NEEDS

On February 26, 1999 the Company, as part of the Simon Purchase Transaction (See
Note 2), redeemed from AIF the Series B Junior Secured Note (which represented a total indebtedness of $10,658,000) in exchange for $4,000,000 in cash and an aggregate of 5,892,856 shares of Common Stock and 512,113 shares of Series A Preferred Stock (which shares shall be convertible into 5,121,130 shares of Common Stock). As of March 31, 1999 the Company's remaining long-term indebtedness consists of its obligations to BNY Financial Corporation
("BNY") under the Series A Junior Secured Note Agreement dated June 30, 1993, pursuant to which BNY was owed $7,442,000, plus interest at the rate of 7% per annum, with a final maturity date of November 3, 2002. On September 12, 1997, the Company and BNY entered into an amendment of the BNY Note Agreement providing that (1) scheduled interest accruing under the BNY Note Agreement for the period February 1, 1996 through January 31, 1998 would not be paid in cash and instead would be added to principal and shall be payable on November 3, 2002, (2) scheduled interest under the BNY Note Agreement accruing for the periods commencing February 1, 1998 will be made in cash on quarterly payment dates commencing May 4, 1998 and (3) the principal on the BNY Note Agreement of $300,000 otherwise due November 3, 1997 shall be rescheduled and paid quarterly in installments of $15,000 each on the last day of each calendar quarter commencing on December 31, 1997, with any remaining balance due on November 3, 2002. As a condition to BNY's consent to the Simon Purchase Transaction, the remaining balance of $240,000 of such quarterly principal was paid on February 26, 1999. In addition, the Company paid $580,000 representing scheduled payments of principal of $300,000 and interest of $280,000 otherwise due on February 1, 1999. Interest on the BNY Note is payable quarterly. The interest payment due May 3, 1999 was made in cash by the Company. The remaining principal of BNY's Note, aggregating $6.4 million, is payable on November 3 of each year as follows:

                         Year                 Amount
                         ----               ----------
                         1999               $  500,000
                         2000                  600,000
                         2001                1,100,000
                         2002                4,200,000

In addition, on November 3, 2002, the Company is obligated to pay BNY $1,042,000, representing the quarterly interest payments that were deferred under the September 12, 1997 amendment. BNY is also entitled to receive mandatory prepayments based upon 50% of certain "excess cash flows" of the Company as defined in the Company's note agreements with BNY.

As a result of the Simon Purchase Transaction and the CIT Financing Agreement, the Company believes it has adequate liquidity and capital resources to meet its requirements for at least the next twelve months.


RESULTS OF OPERATIONS

NET INCOME

The Company reported a net loss of $7,324,000 for the three months ended March 31, 1999 compared to a net loss of $1,242,000, inclusive of an extraordinary gain in the amount of $522,000 recorded on the early extinguishment of the New Heller Note, which was paid off on January 29, 1998, for the three month period ended March 31, 1998.

The increase in the loss for the three month period was primarily due to non-recurring charges which consist of a severance payment of approximately $2,401,000 made pursuant to the Retention Agreement between the Company and its former President and the write off of the remaining value of the goodwill and licenses of $3,750,000 acquired in connection with the Davco acquisition (See
Note 4).

NET SALES

The Company's net sales increased from $17,566,000 in 1998 to $28,133,000 in 1999. This increase of $10,567,000 was a result of increased sales of products under the "FUBU" license which amounted to $12,640,000 during the current quarter as compared to $237,000 in the first quarter last year which reflected the initial shipment of the "FUBU" products to the marketplace. The increase in sales was partially offset by a decrease in sales of the Members Only product line in the amount of approximately $1,219,000 along with the phase out of the Jeffrey Banks product line resulting in a decrease of sales in the amount of $694,000.


GROSS PROFIT

Gross Profit for the three months ended March 31, 1999 was $6,660,000 or 23.7% compared to $5,146,000 or 29.3% for the three months ended March 31, 1998. Gross profit was negatively impacted by the weak performance of the Company's "Perry Ellis America" brand which suffered from a lack of consumer demand which caused the Company to liquidate prior season inventory at reduced prices.


SELLING AND ADMINISTRATIVE EXPENSES

Selling and Administrative expenses were $7,413,000 or 26.3% of net sales for the three months ended March 31, 1999 as compared to $6,402,000 or 36.4% of net sales for the three months ended March 31, 1998. The increase in Selling and Administrative expenses was attributable to the inclusion of increased sales of the "FUBU" licensed product line along with related increases in fixed and variable expenses. Additionally, one time factor and bank charges were incurred during the first quarter of 1999 in connection with extensions of the Company's working capital credit lines until the closing of the Simon Purchase Transaction on February 26, 1999.


INTEREST EXPENSE

Interest expense for the three months ended March 31, 1999 increased by $137,000 or 16.1% compared to the three month period ended March 31, 1998. This increase was due to increased borrowings required to support the "FUBU" licensed products line offset by a reduction in interest on the Apollo Note which was redeemed as part of the Simon Purchase Transaction.


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

In March 1999, the Company issued 700,000 shares of Common Stock to Warnaco, Inc. in consideration for Warnaco's consent to the Simon Purchase Transaction. In March 1999, the company issued 250,000 shares of Common Stock to Shapiro Forman & Allen LLP, in partial payment for services rendered by such law firm to The Simon Group in connection with the Simon Purchase Transaction, which services, under the terms of the Purchase Agreement, were to be paid for by the Company. These share issuances are exempt from registration pursuant to Section 4(2) of the Securities Act as transactions not involving any public offering.

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

NONE

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     1. Exhibits
        10.116 -- Employment Agreement effective as of March 1, 1999 with Arnold Simon
        10.117 -- Employment Agreement effective as of March 1, 1999 with David Fidlon
        10.118 -- Agreement of Lease made as of April 22, 1999 by and between Erika Realty Trust, as Landlord, and Registrant, as Tenant, for premises located at 89 West Rodney French Blvd., New Bedford, Ma.

(b)  Reports on Form 8-K
     -------------------
     The Company filed a Form 8K on March 1, 1999 reporting the Simon Purchase Transaction and a Form 8K on April 19, 1999 reporting a change in certifying accountants.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ARIS INDUSTRIES, INC.
                                     (Registrant)


Date: May 12, 1999                 By /s/ PAUL SPECTOR
                                     ------------------------
                                     Paul Spector,
                                     Senior Vice President
                                     Chief Financial Officer


                                  By /s/ VINCENT F. CAPUTO
                                     ------------------------
                                     Vincent F. Caputo,
                                     Vice President
                                     Assistant Secretary and
                                     Assistant Treasurer

(c)  INDEX TO EXHIBITS


                                                                              Filed as Indicated
                                                                              Exhibit to Document
                                                                                 Referenced in
  Exhibit No.                        Description                                  Footnote No.
  -----------                        -----------                              -------------------
      2.         Second Amended Joint Plan of Reorganization dated March               (3)
                 26, 1993, as amended May 11 and June 9, 1993
                 (Note:  Annexes omitted)
      3.3        Restated Certificate of Incorporation filed on June 30, 1993          (3)
      3.4        Amended and Restated By-Laws effective June 30, 1993                  (3)
      4.1        Specimen Certificate Evidencing Common Stock.                         (1)
     10.67       Series A Junior Secured Note Agreement dated as of June 30,           (3)
                 1993 between Registrant and BNY Financial Corporation.
     10.68       Series A Junior Secured Note dated as of June 30, 1993                (3)
                 issued by Registrant to BNY Financial Corporation.
     10.72       Secondary Pledge Agreement dated as of June 30, 1993                  (3)
                 between Registrant, BNY Financial Corporation and AIF II,
                 L.P.
     10.75       Shareholders Agreement dated as of June 30, 1993 among                (3)
                 Registrant and the Subject Shareholders Referred to Therein.
     10.76       Equity Registration Rights Agreement dated as of June 30,             (3)
                 1993 among Registrant and the Holders of Registrable Shares
                 Referred to Therein.
     10.79       Severance Agreement dated April 3, 1991 between Registrant            (3)
                 and Paul Spector.
     10.80       1993 Stock Incentive Plan of Registrant, as amended by                (3)
                 Amendment No. 1 thereto dated June 24, 1993.
     10.81       Form of Indemnification Agreement dated as of June 30,                (3)
                 1993 between Registrant and each member of Registrant's
                 Board of Directors.
     10.82       Letter Agreement dated February 8, 1993 among James G.                (3)
                 Goren, Alexander M. Goren, Charles S. Ramat, and David
                 Schreiber and Ora Ramat as Trustees for the Benefit of Hana
                 Leah Ramat and Abraham Ramat.
     10.84       Stipulated Entry Liquidating Claims dated March 10, 1993              (3)
                 among The Marcade Group Inc., Robert K. Lifton, Howard
                 L. Weingrow, and JAG Consulting Co. Ltd.
     10.86       Letter Agreement dated October 29, 1992 among The                     (3)
                 Marcade Group Inc., Above The Belt, Inc., Europe Craft
                 Imports, Inc., Perry Manufacturing Company, Apollo
                 Investment Fund, L.P., AIF II, L.P., and Altus Finance.
     10.93       Consent dated May 1, 1996 to Series A Junior Secured Note             (9)
                 Agreement dated as of June 30, 1993 between Registrant and
                 BNY Financial Corporation.
     10.95       Stock Purchase Agreement dated as of September 19, 1996              (10)
                 between Aris Industries, Inc., as Seller,  Page Holding
                 Company, as Buyer, and Perry Manufacturing Company,
                 with respect to the stock of Perry Manufacturing Company.
     10.99       Warrant dated September 30, 1996 issued by Aris Industries,          (10)
                 Inc. to Heller Financial, Inc.


                                                                              Filed as Indicated
                                                                              Exhibit to Document
                                                                                 Referenced in
  Exhibit No.                        Description                                  Footnote No.
  -----------                        -----------                              -------------------
     10.100      Letter dated December 18, 1996 from the Registrant to                (11)
                 Charles S. Ramat.
     10.101      Amendment dated May 5, 1997 to Series A Junior Secured               (11)
                 Note Agreement dated as of June 30, 1993 between
                 Registrant and BNY Financial Corporation.
     10.103      Amendment dated June 18, 1997 to Series A Junior Secured             (13)
                 Note Agreement dated as of June 30, 1993 between
                 Registrant and BNY Financial Corporation.
     10.105      Asset Purchase Agreement dated as of July 15, 1997 among             (14)
                 Davco Industries, Inc., as Seller, Steven Arnold and
                 Christopher Healy as Shareholders of Seller, and Aris
                 Management Corp. (n/k/a ECI Sportswear, Inc.), as
                 Purchaser.
     10.106      Shareholders Agreement dated as of July 15, 1997 among               (14)
                 Davco Industries, Inc., Steven Arnold, Christopher Healy,
                 Aris Management Corp. (n/k/a ECI Sportswear, Inc.), the
                 Registrant, Apollo Aris Partners, L.P. and Charles S. Ramat.
     10.107      Amendment dated July 18, 1997 to Series A Junior Secured             (14)
                 Note Agreement dated as of June 30, 1993 between
                 Registrant and BNY Financial Corporation.
     10.109      Amendment executed September 12, 1997 to Series A and                (15)
                 Series B Junior Secured Note Agreements dated as of June
                 30, 1993 between Registrant, BNY Financial Corporation
                 and AIF, L.P.
     10.111      Securities Purchase Agreement, dated as of February 26,              (17)
                 1999, between Aris Industries, Inc., Apollo Aris Partners,
                 L.P., AIF, L.P., The Simon Group, L.L.C. and Arnold Simon.
     10.112      Shareholders Agreement, dated as of February 26, 1999,               (17)
                 between Aris Industries, Inc., Apollo Aris Partners, L.P.,
                 AIF, L.P., The Simon Group, L.L.C. and Charles S. Ramat.
     10.113      Equity Registration Rights Agreement, dated as of February           (17)
                 26, 1999, between Aris Industries, Inc., Apollo Aris Partners,
                 L.P., AIF, L.P., The Simon Group, L.L.C. and Charles S.
                 Ramat.
     10.114      Retention Agreement dated as of February 18, 1999 by and             (17)
                 between Aris Industries, Inc. and Charles S. Ramat.
     10.115      Financing Agreement dated February 26, 1999 by and among             (18)
                 the Company and its Subsidiaries and CIT Commercial
                 Group, Inc. and the other Financial Industries named therein.
     10.116      Employment Agreement effective as of March 1, 1999 with Arnold       (19)
                 Simon
     10.117      Employment Agreement effective as of March 1, 1999 with David        (19)
                 Fidlon

     10.118      Agreement of Lease made as of April 22, 1999 by and between          (19)
                 Erika Realty Trust, as Landlord, and Registrant, as Tenant,
                 for premises located at 89 West Rodney French Blvd., New
                 Bedford, Ma.


----------
 (1) Filed as the indicated Exhibit to the Annual Report of the Company on Form 10-K for the fiscal year ended February 2, 1991 and incorporated herein by reference.

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

(18) Filed as the indicated Exhibit to the Annual Report of the Company on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(19)  Filed herewith