Form 10-Q
period 1999-06-30
ARIS INDUSTRIES INC
filed 1999-08-16
CIK 100979

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

For the Quarter ended                          (Commission File Number):  1-4814
   June 30, 1999

                                   ----------

                              ARIS INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEW YORK                                               22-1715274
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

   1411 BROADWAY, NEW YORK, NEW YORK                                     10018
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (212) 642-4300

                                   ----------

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  YES [X]   NO [ ]

Number of shares of Common Stock outstanding        78,610,234
(As of August 11, 1999)



================================================================================

                              ARIS INDUSTRIES, INC.

                                TABLE OF CONTENTS

                                                                            Page
PART I. FINANCIAL INFORMATION                                               ----

     Item 1. Financial Statements

          a. Consolidated Condensed Balance Sheets as of June 30, 1999
             and December 31, 1998                                             3

          b. Consolidated Condensed Statements of Operations for the
             Six Months Ended June 30, 1999 and June 30, 1998                  4

          b. Consolidated Condensed Statements of Operations for the
             Three Months Ended June 30, 1999 and June 30, 1998                5

          c. Consolidated Condensed Statements of Cash Flows for the
             Six Months Ended June 30, 1999 and June 30, 1998                  6

          d. Notes to Consolidated Condensed Financial Statements              7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              13

     Item 3. Quantitative and Qualitative Disclosures
             About Market Risk                                                19

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                19

     Item 2. Changes in Securities                                            20

     Item 3. Defaults upon Senior Securities                                  20

     Item 4. Submission of Matters to a Vote of Security Holders              20

     Item 5. Other Information                                                21

     Item 6. Exhibits and Reports on Form 8-K                                 21

SIGNATURES                                                                    22

                                           ARIS INDUSTRIES, INC.
                                              AND SUBSIDIARIES

                                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                         June 30,
                                                                           1999                December 31,
ASSETS                                                                  (Unaudited)               1998
                                                                        -----------            -----------
CURRENT ASSETS:
   Cash and cash equivalents                                            $   572,000            $ 1,112,000
   Receivables, net                                                      24,118,000             29,905,000
   Inventories, net                                                      19,041,000             26,371,000
   Prepaid expenses and other current assets                              2,126,000              1,753,000
                                                                        -----------            -----------

                         Total current assets                            45,857,000             59,141,000

PROPERTY, PLANT AND EQUIPMENT, NET                                        2,746,000              1,094,000

GOODWILL                                                                 15,947,000             19,325,000

OTHER ASSETS                                                              1,363,000              2,095,000
                                                                        -----------            -----------

                             TOTAL ASSETS                               $65,913,000            $81,655,000
                                                                        ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Trade acceptances payable                                            $ 2,050,000            $ 5,178,000
   Accounts payable                                                       3,581,000              1,512,000
   Accrued expenses and other current liabilities                         3,600,000              8,370,000
   Current portion of long term debt                                        500,000              1,083,000
   Line of credit payable                                                18,530,000             33,900,000
                                                                        -----------            -----------
                       Total current liabilities                         28,261,000             50,043,000

OTHER LIABILITIES                                                         2,309,000              1,082,000

LONG TERM DEBT, LESS CURRENT PORTION                                      6,942,000             16,438,000
                                                                          ---------             ----------

                           Total Liabilities                             37,512,000             67,563,000
                                                                         ----------             ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value: 100,000,000 shares authorized;
      46,051,204 issued and outstanding at June 30, 1999
     and 14,956,377 issued and outstanding at December 31, 1998             460,000                151,000
   Preferred stock, $.01 par value: 10,000,000 shares authorized;
      2,605,903 issued and outstanding at June 30, 1999,                     26,000                   --
   Additional paid-in capital                                            69,138,000             44,757,000
   Accumulated deficit                                                  (41,223,000)           (30,816,000)
                                                                        -----------            -----------

                      Total stockholders' equity                         28,401,000             14,092,000
                                                                         ----------             ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $65,913,000            $81,655,000
                                                                        ===========            ===========

See accompanying notes to consolidated condensed financial statements


                                         ARIS INDUSTRIES, INC.
                                            AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                                                                Six                           Six
                                                            Months Ended                  Months Ended
                                                              June 30,                      June 30,
                                                                1999                          1998
                                                            ------------                  ------------
NET SALES                                                   $ 53,457,000                  $ 37,345,000
COST OF SALES                                                (39,889,000)                  (28,048,000)
                                                            ------------                  ------------
   Gross Profit                                               13,568,000                     9,297,000
Commission and Licensing Income                                  536,000                       478,000
                                                            ------------                  ------------

INCOME BEFORE SELLING AND ADMINISTRATIVE
   EXPENSES, RESTRUCTURING AND OTHER CHARGES,
    INTEREST EXPENSE, INCOME TAX BENEFIT
    AND EXTRAORDINARY ITEM                                    14,104,000                     9,775,000


SELLING AND ADMINISTRATIVE EXPENSES                          (15,508,000)                  (12,494,000)
RESTRUCTURING AND OTHER CHARGES                               (8,001,000)                         --
                                                            ------------                  ------------

LOSS BEFORE INTEREST EXPENSE, INCOME TAX
   BENEFIT AND EXTRAORDINARY ITEM                             (9,405,000)                   (2,719,000)

INTEREST EXPENSE, NET                                         (1,589,000)                   (2,033,000)
                                                            ------------                  ------------

LOSS BEFORE INCOME TAX BENEFIT AND
   EXTRAORDINARY ITEM                                        (10,994,000)                   (4,752,000)

INCOME TAX BENEFIT                                               587,000                       175,000
                                                            ------------                  ------------

LOSS BEFORE EXTRAORDINARY ITEM                               (10,407,000)                   (4,577,000)

EXTRAORDINARY ITEM:
   Gain on debt forgiveness, net                                    --                         522,000
                                                            ------------                  ------------

NET LOSS                                                    ($10,407,000)                 ($ 4,055,000)
                                                            ============                  ============

PER SHARE DATA:
   Weighted average shares outstanding - Basic                36,486,933                    14,906,095
   Weighted average shares outstanding - Diluted              36,486,933                    14,905,095

BASIC LOSS PER SHARE:
      Loss before extraordinary item                              ($0.29)                       ($0.31)
      Extraordinary item                                            --                            0.04
                                                            ------------                  ------------
Net loss                                                          ($0.29)                       ($0.27)
                                                            ============                  ============

DILUTED LOSS PER SHARE:
      Loss before extraordinary item                              ($0.29)                       ($0.31)
      Extraordinary item                                            --                            0.04
                                                            ------------                  ------------
Net loss                                                          ($0.29)                       ($0.27)
                                                            ============                  ============

See accompanying notes to consolidated condensed financial statements

                                   ARIS INDUSTRIES, INC.
                                      AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                            Three                Three
                                                         Months Ended         Months Ended
                                                           June 30,             June 30,
                                                             1999                 1998
                                                         -----------          -----------
NET SALES                                                $25,324,000          $19,779,000
COST OF SALES                                            (18,416,000)         (15,628,000)
   Gross Profit                                            6,908,000            4,151,000
                                                         -----------          -----------
Commission and Licensing Income                              294,000              219,000
                                                         -----------          -----------

INCOME BEFORE SELLING AND ADMINISTRATIVE
   EXPENSES, RESTRUCTURING AND OTHER CHARGES,
    INTEREST EXPENSE AND INCOME TAX BENEFIT                7,202,000            4,370,000


SELLING AND ADMINISTRATIVE EXPENSES                       (8,095,000)          (6,092,000)
RESTRUCTURING AND OTHER CHARGES                           (1,850,000)                --
                                                         -----------          -----------

LOSS BEFORE INTEREST EXPENSE AND INCOME TAX BENEFIT       (2,743,000)          (1,722,000)

INTEREST EXPENSE, NET                                       (601,000)          (1,181,000)
                                                         -----------          -----------

LOSS BEFORE INCOME TAX BENEFIT                            (3,344,000)          (2,903,000)

INCOME TAX BENEFIT                                           261,000               91,000
                                                         -----------          -----------

NET LOSS                                                 ($3,083,000)         ($2,812,000)
                                                         ===========          ===========
PER SHARE DATA:

   Weighted average shares outstanding - Basic            46,034,999           14,907,145
   Weighted average shares outstanding - Diluted          46,034,999           14,907,145

BASIC LOSS PER SHARE:
                                                         -----------          -----------
Net loss                                                      ($0.07)              ($0.19)
                                                         ===========          ===========

DILUTED LOSS PER SHARE:
                                                         -----------          -----------
Net loss                                                      ($0.07)              ($0.19)
                                                         ===========          ===========

See accompanying notes to consolidated condensed financial statements

                                                  ARIS INDUSTRIES, INC.
                                                     AND SUBSIDIARIES

                               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                          Six                  Six
                                                                                      Months Ended          Months Ended
                                                                                        June 30,              June 30,
                                                                                          1999                 1998
                                                                                      ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                          ($10,407,000)        ($ 4,055,000)

     Adjustments to reconcile net loss to net cash
      used in operating activities:
          Depreciation and amortization                                                    537,000              827,000
          Issuance of notes in lieu of interest                                            108,000              151,000
          Forgiveness of debt                                                                 --               (522,000)
          Impairment of goodwill and other assets                                        3,750,000                 --
    Change in assets and liabilities:
          Decrease in receivables                                                        5,787,000            7,070,000
          Decrease/(increase) in inventories                                             7,330,000          (12,748,000)
          Increase in prepaid expenses and other current assets                           (373,000)            (223,000)
          Decrease in other assets                                                           9,000               12,000
          (Decrease)/increase in trade acceptances payable                              (3,128,000)           2,364,000
          Increase in accounts payable                                                   1,209,000            1,632,000
          Decrease in accrued expenses and other current liabilities                    (4,228,000)          (4,428,000)
          (Increase)/decrease in other liabilities                                          99,000             (113,000)
                                                                                      ------------         ------------

               Total adjustments                                                        11,100,000           (5,978,000)
                                                                                      ------------         ------------

                         Net cash provided by / (used in) operating activities             693,000          (10,033,000)
                                                                                      ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                  (709,000)            (163,000)
                                                                                      ------------         ------------

                         Net cash used in investing activities                            (709,000)            (163,000)
                                                                                      ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of long-term debt                                                        (4,583,000)          (1,236,000)
    Cash overdraft                                                                         860,000                 --
    Stock options exercised                                                                 20,000                 --
    Proceeds from the issuance of common and preferred stock                            20,000,000                 --
    Stock issuance costs paid                                                           (1,451,000)                --
    Net proceeds / (repayments) on bank line of credit                                 (15,370,000)          10,795,000
                                                                                      ------------         ------------

                         Net cash (used in) / provided by financing activities            (524,000)           9,559,000
                                                                                      ------------         ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (540,000)            (637,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           1,112,000            1,372,000
                                                                                      ------------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $    572,000         $    735,000
                                                                                      ============         ============
    Non-Cash Investing and Financing Activities:
       Capital Lease Obligations Incurred                                             $  1,128,000

   Exchange of Series B Secured Notes for Common Stock                                   4,846,154


See accompanying notes to consolidated condensed financial statements


                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed financial statements for the three and six month periods ended June 30, 1999 and June 30, 1998 are unaudited and reflect all adjustments (consisting of normal recurring adjustments except for the restructuring and other charges (See Note 4)) which are in the opinion of management necessary for a fair presentation of the financial position and operating results for the period.

The Consolidated Condensed Balance Sheet as of December 31, 1998 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting standards appropriate for interim financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the operating results for the year ending December 31, 1999.

2. THE SIMON TRANSACTION

On February 26, 1999, the Company issued: (i) 24,107,145 shares of Common Stock of the Company and 2,093,790 shares of Series A Preferred Stock of the Company (which shares shall be convertible into 20,937,900 shares of Common Stock), for $20,000,000 and (ii) redeemed the Series B Junior Secured Note (which represented a total indebtedness of $10,658,000) in exchange for $4,000,000 in cash and an aggregate of 5,892,856 shares of Common Stock and 512,113 shares of Series A Preferred Stock (which shares shall be convertible into 5,121,130 shares of Common Stock), (the "Simon Purchase Transaction"). In connection with the Simon Purchase Transaction, the Company also issued 700,000 shares of Common Stock to a third party as a condition to its consent to the transaction. In addition, the Company paid approximately $1,451,000 in cash and issued 250,000 shares of common stock to cover the costs associated with the transaction.

3. DEBT

The Company's long-term indebtedness consists of its obligations to BNY Financial Corporation ("BNY") under the Series A Junior Secured

Note Agreement dated June 30, 1993, pursuant to which BNY is owed $7,442,000, plus interest at the rate of 7% per annum, with a final maturity date of November 3, 2002. The principal of BNY's Note is payable on November 3 of each year as follows:

                   YEAR                               AMOUNT
                   ----                               ------
                   1999                              $  500,000
                   2000                                 600,000
                   2001                               1,100,000
                   2002                               4,200,000

In addition, on November 3, 2002, the Company is obligated to pay BNY $1,042,000, representing the quarterly interest payments that were deferred for the period February 1, 1996 through January 31, 1998 by agreement with BNY in September 1997. BNY is also entitled to receive mandatory prepayments based upon 50% of certain "excess cash flows" of the Company as defined in the Company's note agreements with BNY.

The Company entered into a credit facility with The CIT Commercial Services Group, Inc. and other financial institutions, which provides a revolving credit facility of up to $65,000,000, for working capital loans and letters of credit, limited in the aggregate to specified percentages of eligible factored receivables and inventory. The credit facility has a maturity date of February 26, 2002. The credit facility is collateralized by liens on substantially all of the assets of the Company and its subsidiaries. For revolving credit loans, interest will accrue at the bank's prime rate. For Eurodollar loans, interest will accrue at a rate per annum equal to the Eurodollar rate (as defined) plus 2.5%. The credit facility agreement contains various financial and other covenants and conditions, including, but not limited to, limitations on paying dividends, making acquisitions and incurring additional indebtedness.

In connection with the XOXO transaction (See Note 7), the Company's loan agreement was amended in August 1999 to increase the revolving credit line to $80,000,000, and to provide for a term loan of $10,000,000. The term loan bears interest at prime plus one-half percent and is payable in quarterly installments of $500,000, plus interest, commencing January 1, 2000, with a balloon payment of $5,500,000 on February 26, 2002, the maturity date. The Company is required to make certain mandatory prepayments based upon "excess cash flows" as defined in the amendment to the credit ffacility agreement.

4. RESTRUCTURING AND OTHER CHARGES

In connection with the Simon Purchase Transaction, the Company was required to obtain consents from the licensor of its Perry Ellis licenses. As a condition to granting its consent, such licensor required that the term of several licenses be shortened. In the opinion of management and based upon future forecasted results of the Perry Ellis product line, the remaining value of the associated goodwill pertaining to licenses of $3,750,000 acquired in connection with the Davco acquisition will not be recoverable. In addition, on March 29, 1999 the Company made a severance payment of approximately $2,401,000 pursuant to the Retention Agreement between the Company and its former President. The Company recognized these restructuring charges in the March 31, 1999 quarter.

Additionally, during the second quarter ended June 30, 1999, the Company commenced a restructuring of its operations and recorded a restructuring charge of $1,850,000. The major components of the restructuring charge relates to severance pay, estimated costs to exit and sub-lease certain facilities and impairment charges related to fixed assets at the vacated facilities.

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

---------------------------------------------------------------------------------------------------------------
                                                 Income                    Shares                    Per-Share
                                                 (Numerator)               (Denominator)             Amount
---------------------------------------------------------------------------------------------------------------
Six Months Ended 6/30/99
Basic EPS
Loss before extraordinary item ............      $(10,407,000)              36,486,933                $(0.29)

Effect of Dilutive Securities

Stock Options                                           --                       --

Warrants                                                --                       --
                                                 ------------                ----------

Diluted EPS
Loss before extraordinary item                   $(10,407,000)               36,486,933               $(0.29)

---------------------------------------------------------------------------------------------------------------

Six Months Ended 6/30/98
Basic EPS
loss before extraordinary item ............      $ (4,577,000)               14,906,095               $(0.31)

Effect of Dilutive Securities

Stock Options                                           --                        --

Warrants                                                --                        --
                                                 ------------                ----------

Diluted EPS
Loss before extraordinary item ............     $ (4,577,000)                14,906,095               $(0.31)

---------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------
                                                 Income                     Shares                    Per-Share
                                                 (Numerator)                (Denominator)             Amount
---------------------------------------------------------------------------------------------------------------
Three Months Ended
6/30/99
Basic EPS
Net loss ..................................      $(3,083,000)                46,034,999                $(0.07)

Effect of Dilutive Securities

Stock Options                                          --                         --

Warrants                                               --                         --
                                                 -----------                  ----------
Diluted EPS
Net loss ..................................      $(3,083,000)                 46,034,999               $(0.07)

---------------------------------------------------------------------------------------------------------------

Three Months Ended 6/30/98
Basic EPS

Net loss  .................
                                                 $(2,812,000)                 14,907,145              $(0.19)

Effect of Dilutive Securities

Stock Options                                          --                         --

Warrants                                               --                         --
                                                 -----------                  ----------

Diluted EPS
Net loss ..................................      $(2,812,000)                 14,907,145              $(0.19)

---------------------------------------------------------------------------------------------------------------

In addition to the preferred stock (See Note 2), options and warrants to purchase 3,309,677 and 2,289,345 shares of Common Stock were outstanding as of June 30, 1999 and June 30, 1998, respectively, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

7. COMMITMENTS AND CONTINGENCIES

License Agreements

During Man and August 1999, the Company signed two licensing agreements to manufacture and distribute apparel products bearing the licensors' name. The agreements are for five year periods, subject to renewal for additional periods, and require the Company to make minimum royalty payments, along with additional royalty payments in the range of 4% to 8% based on a percentage of defined sales. The following is a schedule of the minimum royalty payments due under the new agreements:

1999       $  340,000
2000          970,000
2001        2,190,000
2002        3,420,000
2003        3,920,000
2004        3,920,000

Contingencies

The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions. While it is not possible at this time to predict the outcome of any litigation, in the opinion of management any ultimate liability arising from these actions will not have a material effect on the financial position, results of operations or cash flows.

8. SUBSEQUENT EVENTS

On August 10, 1999, Aris Industries, Inc. (the "Registrant") consummated the merger of Lola, Inc. ("Lola"), a California corporation, with and into Europe Craft Imports, Inc. ("ECI"), a New Jersey corporation (the "Merger"), that is wholly owned by the Registrant. Immediately following the effectiveness of the Merger, ECI contributed all of the assets formerly owned by Lola to XOXO Clothing Company, Incorporated, a Delaware corporation ("XOXO") that is wholly owned by ECI. Lola's business consists principally of the manufacture and sale of women's apparel and accessories under the "XOXO" name.

The consideration paid to Lola's shareholders was $10,000,000 in cash and 6,500,000 shares of the Registrant's common stock, which were valued, for the purpose of the transaction, at $1.50 per share. In connection with the transaction, ECI obtained a $10,000,000 term loan and the Company and its subsidiaries amended its financing agreements to increase its revolving line of credit from $65,000,000 to $80,000,000.

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following analysis of the financial condition and results of operations of Aris Industries, Inc. (the "Company") for the three and six month periods ended June 30, 1999 and June 30, 1998 should be read in conjunction with the consolidated condensed financial statements, including the notes thereto, included on pages 3 through 12 of this report.

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

The Company has replaced its existing Software with the Complete Suite of Applications from "RLM" (Ron Lynn Management Accounting Software). Management believes that RLM Software provides a complete Y2K Solution for an AS400 System and allows the Company to create a fully integrated systems environment. In addition, the Company will continue to utilize the "Premenos" Electronic Document Interchange Software System which processes document interchanges between the Company and retailers. This system will be upgraded using internal resources. The Company has identified 100% of the programs/ sub system routines in these two applications that require modification. These upgrades have been tested and completed.

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

The total cost to the Company of these Y2K Compliance activities is estimated to be approximately $500,000 which includes the cost of a programmer, consultants as well as costs for software upgrades and third party contractors/suppliers and PC replacements. The Company intends to fund these activities through operating cash flows. These costs and the date on which the Company plans to complete the Y2K modification and testing processes are based on management's best estimates, which were derived utilizing continued availability of certain third party modification plans and other factors. However, there can be no guarantee that these objectives will be achieved; actual results could differ from those plans.

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

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Company had working capital of approximately $17,596,000 as compared to $9,098,000 at December 31, 1998. The increase in working capital was due to the capital infusion provided by the Simon Purchase Transaction offset by the Company's net loss, which includes restructuring and other charges, incurred in the six months ended June 30, 1999. During this period, the Company financed its capital expenditures principally through internally generated funds and credit facilities.

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

On February 26, 1999 simultaneous, with the closing of the Simon Purchase Transaction, the Company and its subsidiaries entered into a Financing Agreement with CIT Commercial Services Group, Inc. ("CIT") and certain other financial institutions, whereby such lenders agreed to provide a revolving credit facility of up to $ 65,000,000 for working capital, loans and letters of credit financing, with a final maturity date of February 26, 2002. The obligations under the Financing Agreements are collateralized by liens on substantially all of the assets of the Company and its subsidiaries. The revolving credit facility provided by such Financing Agreement replaced ECI and ECI Sportswear's prior working capital facilities. For revolving credit loans, interest will accrue at the bank's prime rate. For Eurodollar loans, interest will accrue at a rate per annum equal to the Eurodollar rate plus 2.5%. The agreement evidencing the new line of credit contains various financial and other covenants and conditions, including, but not limited to, limitations on paying dividends, making acquisitions and incurring additional indebtedness. As of June 30, 1999 the Company had availability under the facility of approximately $7,843,000 and was incurring interest at prime or 7.75%.

The Company's long-term indebtedness consists of its obligations to BNY Financial Corporation ("BNY") under the Series A Junior Secured Note Agreement dated June 30, 1993, pursuant to which BNY is owed $7,442,000, plus interest at the rate of 7% per annum, with a final maturity date of November 3, 2002. The principal of BNY's Note is payable on November 3 of each year as follows:

           YEAR                               AMOUNT
           ----                               ------
           1999                              $  500,000
           2000                                 600,000
           2001                               1,100,000
           2002                               4,200,000

In addition, on November 3, 2002, the Company is obligated to pay BNY $1,042,000, representing the quarterly interest payments that were deferred for the period February 1, 1996 through January 31, 1998 by agreement with BNY in September 1997. BNY is also entitled to receive mandatory prepayments based upon 50% of certain "excess cash flows" of the Company as defined in the Company's note agreements with BNY.

In connection with the XOXO transaction (See Note 7), the Company's financing agreement was amended in August 1999 to increase the revolving credit line to $80,000,000, and to provide for a term loan of $10,000,000. The term loan bears interest at prime plus one-half percent and is payable in quarterly installments of $500,000, plus interest, commencing January 1, 2000, with a balloon payment of $5,500,000 on February 26, 2002, the maturity date. The Company is required to make certain mandatory prepayments based upon "excess cash flows" as defined in the amendment to the loan agreement.

As a result of the Simon Purchase Transaction and the CIT Financing Agreement, the Company believes it has adequate liquidity and capital resources to meet its requirements for at least the next twelve months.

RESULTS OF OPERATIONS

The Company reported net losses of $3,083,000 and $10,407,000 for the three and six month periods ended June 30, 1999 respectively, which included restructuring and other charges of $1,850,000 and $8,001,000 for the three and six month periods ended June 30, 1999, respectively. Absent these charges the net losses for the three and six month periods ended June 30, 1999 would have been $1,233,000 and $2,406,000 respectively, compared to net losses of $2,812,000 and $4,055,000, respectively for the three and six month periods ended June 30, 1998.

The increase in the loss for the three month period was primarily due to the Company's restructuring and other charges of approximately $1,850,000 relating to the consolidation of operations and facilities. Such charges primarily consisted of severance pay, estimated cost to exit and sub-lease certain facilities and impairment charges related to fixed assets at the vacated facilities. This loss was offset by an improvement in operating performance attributable to increased sales and margins along with a reduction of interest expense due to the conversion of Apollo debt to equity and the reduction of borrowing due to the infusion of funds from the Simon Transaction.

The increase in the loss for the six month period was primarily due to restructuring and other charges which consisted of (i) $2,401,000 relating to a severance payment made pursuant to the Retention Agreement between the Company and its former President, (ii) a non-recurring charge of $3,750,000 in connection with the write off of impaired goodwill (See Note 4) and (iii) additional charges of $1,850,000 relating to the consolidation of the Company's operations and facilities as previously discussed. This loss was offset by an improvement in operating performance attributable to increased sales and margins along with a reduction of interest expense due to the conversion of Apollo debt to equity and the reduction of borrowing due to the infusion of funds from the Simon Purchase Transaction.

NET SALES

The Company's net sales increased from $19,779,000 during the three months ended June 30, 1998 to $25,324,000 during the three months ended June 30, 1999. This increase of $5,545,000 was a result of increased sales of products under the "FUBU" license which amounted to $16,644,000 during this year's second quarter as compared to $2,836,000 in the second quarter of last year which reflected the Company's initial shipment of the "FUBU" products to the marketplace. This increase in sales was partially offset by a decrease in sales of the Members Only product line in the amount of approximately $1,819,000, a reduction in private label sales of $5,053,000 and a reduction of $971,000 in sales of the Company's Perry Ellis product lines which suffered from a lack of consumer demand and the phase out of various product lines, including the Jeffrey Banks product line, resulting in a decrease of sales in the amount of $420,000.

The Company's net sales increased from $37,345,000 during the six months ended June 30, 1998 to $53,457,000 during the six months ended June 30, 1999. This increase of $16,112,000 was a result of increased sales of products under the "FUBU" license which amounted to $29,284,000 during the year as compared to $3,072,000 in the first half of last year which reflected the Company's initial shipment of the "FUBU" products to the marketplace. This increase in sales was partially offset by a decrease in sales of the Members Only product line in the amount of approximately $2,814,000, a reduction in private label sales of $5,132,000 and a reduction of $981,000 in sales of the Company's Perry Ellis product lines which suffered from a lack of consumer demand and the phase out of various product lines, including the Jeffrey Banks product line, resulting in a decrease of sales in the amount of $1,173,000.

GROSS PROFIT

Gross Profit for the three months ended June 30, 1999 was $6,908,000 or 27.3% compared to $4,151,000 or 21.0% for the three months ended June 30, 1998. Gross profit was positively impacted by sales of higher margin "FUBU" product lines partially offset by the weak performance of the Company's "Perry Ellis America" brand which suffered from a lack of consumer demand which caused the Company to liquidate prior season inventory at reduced prices.

Gross Profit for the six months ended June 30, 1999 was $13,568,000 or 25.4% compared to $9,297,000 or 24.9% for the six months ended June 30, 1998. Gross profit was positively impacted by sales of higher margin "FUBU" product lines partially offset by the weak performance of the Company's "Perry Ellis America" brand which suffered from a lack of consumer demand which caused the Company to liquidate prior season inventory at reduced prices.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and Administrative expenses were $8,095,000 or 31.9% of net sales for the three months ended June 30, 1999 as compared to $6,092,000 or 30.8% of net sales for the three months ended June 30, 1998. The increase in Selling and Administrative expenses was attributable to increased sales of the "FUBU" licensed product line along with related increases in fixed and variable expenses. Included in Selling and Administrative expenses for the three months ended June 30, 1999 are approximately $675,000 or 2.7% of net sales of costs incurred in connection with start-up activities, associated with the Company's expansion of its operations, facilities and management.

Selling and Administrative expenses were $15,508,000 or 29.0% of net sales for the six months ended June 30, 1999 as compared to $12,494,000 or 33.5% of net sales for the six months ended June 30, 1998. The increase in Selling and Administrative expenses was attributable to increased sales of the "FUBU" licensed product line along with related increases in fixed and variable expenses. Included in Selling and Administrative expenses for the six months ended June 30, 1999 are approximately $675,000 or 1.3% of net sales of costs incurred in connection with start-up activities, associated with the Company's expansion of its operations, facilities and management.

RESTRUCTURING AND OTHER CHARGES

During the first quarter ended March 31, 1999 the Company incurred a restructuring charge of $2,401,000 relating to a severance payment made pursuant to the Retention Agreement between the Company and its former President and also recorded a restructuring charge of $3,750,000 in connection with the write off of impaired goodwill (See Note 4). In the second quarter ended June 30, 1999 the Company incurred additional restructuring and other charges totaling $1,850,000 relating to the continuing consolidation of its operations and facilities. During the remainder of 1999, the Company expects to incur additional restructuring charges as the result of the continuing consolidation of its operations and facilities. In addition, the Company has entered into new licensing arrangements which may result in startup expenses during 1999 without any related revenues during the year.

INTEREST EXPENSE

Interest expense for the three months ended June 30, 1999 decreased by $580,000 or 50% compared to the three month period ended June 30, 1998. This decrease was primarily due to the conversion of Apollo debt to equity and the reduction of borrowings resulting from the infusion of funds from the Simon Purchase Transaction.

Interest expense for the six month period ended June 30, 1999 decreased by $444,000 or 22% compared to the three month period ended June 30, 1998. This decrease was primarily due to the conversion of Apollo debt to equity and the reduction of borrowings resulting from the infusion of funds from the Simon Purchase Transaction.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ECI was served with a complaint in an action commenced by Pacific Isles Corporation in New York State Supreme Court alleging that it wrongfully rejected approximately $700,000 of merchandise and that it tortuously interfered with Pacific Isles' business. The Company believes it has meritorious defenses to the claims and intends to vigorously defend the action.

ITEM 2 CHANGES IN SECURITIES

On February 26, 1999, (i) The Simon Group acquired 24,107,145 shares of Common Stock and 2,093,790 shares of Series A Preferred Stock (convertible into 20,937,790 shares of Common Stock) for $20,000,000 and (ii) the Company redeemed from AIF the Series B Junior Secured Note of the Company including all accrued interest thereon (representing a total indebtedness of $10,658,000) in exchange for $4,000,000 in cash plus 5,892,856 shares of Common Stock and 512,113 shares of Series A Preferred Stock (convertible into 5,121,130 shares of Common Stock). All such shares were sold to The Simon Group and AIF in a private, negotiated transaction, exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), as a transaction not involving any public offering.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of Aris Industries, Inc. held on June 17, 1999 all of the current five members of the Board of Directors, Arnold H. Simon, Debra Simon, David Fidlon, Howard Schneider and Robert Katz were re-elected by the stockholders. A new member to the Board of Directors, Mark Weiner, was also elected to the board.

In addition, at such Annual Meeting of Stockholders, the other three proposals were approved by the stockholders with votes as follows:

                  Ratification of the amendment of the Company's certificate of incorporation to provide that the number of shares that may be issued be increased to 100,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock; 64,969,766 shares voted in favor, 46,948 against and 1,103,555 abstentions.

                  Ratification of the amendment of the Aris 1993 Stock Incentive Plan, to increase the shares reserved for grants and awards under such Plan from 3,500,000 to 7,000,000; 68,411,162 shares voted in favor, 43,358 against and 1,990 abstentions.

                  Ratification of the reincorporation of the Company from New York to Delaware under the name Lifestyle Apparel Group, Ltd.; 49,266,157 shares voted in favor, 16,832,618 against and 1,494 abstentions.

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

8.  (a) The following documents are filed herein as part of this report:

    1.  Exhibits

        10.119 - First Amendment to CIT Financing Agreement dated as of March 25, 1999

        10.120 - Employment Agreement effective as of June 7, 1999 with Joseph Purritano

    (b) Reports on Form 8-K

        The Company filed a Form 8K on April 19, 1999, reporting a change in certifying accountants.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ARIS INDUSTRIES, INC.
                                (Registrant)

Date: August 16, 1999        By /s/   PAUL SPECTOR
                                    -------------------------------------
                                    Paul Spector,
                                    Senior Vice President
                                    Chief Financial Officer

                             By /s/   VINCENT F. CAPUTO
                                    -------------------------------------
                                    Vincent F. Caputo,
                                    Vice President
                                    Assistant Secretary and
                                    Assistant Treasurer


         INDEX TO EXHIBITS

                                                                                     Filed as Indicated Exhibit to
                                                                                         Document Referenced in
    Exhibit No.                               Description                                     Footnote No.
    -----------                               -----------                            ------------------------------
        2.           Second Amended Joint Plan of Reorganization dated March 26,                  (3)
                     1993, as amended May 11 and June 9, 1993
                     (Note:  Annexes omitted)

        3.3          Restated Certificate of Incorporation filed on June 30, 1993                 (3)

        3.4          Amended and Restated By-Laws effective June 30, 1993                         (3)

        4.1          Specimen Certificate Evidencing Common Stock.                                (1)

       10.67         Series A Junior Secured Note Agreement dated as of June 30,                  (3)
                     1993 between Registrant and BNY Financial Corporation.

       10.68         Series A Junior Secured Note dated as of June 30, 1993 issued                (3)
                     by Registrant to BNY Financial Corporation.

       10.72         Secondary Pledge Agreement dated as of June 30, 1993 between                 (3)
                     Registrant, BNY Financial Corporation and AIF II, L.P.

       10.75         Shareholders Agreement dated as of June 30, 1993 among                       (3)
                     Registrant and the Subject Shareholders Referred to Therein.

       10.76         Equity Registration Rights Agreement dated as of June 30,                    (3)
                     1993 among Registrant and the Holders of Registrable Shares
                     Referred to Therein.

       10.79         Severance Agreement dated April 3, 1991 between Registrant                   (3)
                     and Paul Spector.

       10.80         1993 Stock Incentive Plan of Registrant, as amended by                       (3)
                     Amendment No. 1 thereto dated June 24, 1993.

       10.81         Form of Indemnification Agreement dated as of June 30, 1993                  (3)
                     between Registrant and each member of Registrant's Board of
                     Directors.

       10.82         Letter Agreement dated February 8, 1993 among James G. Goren,                (3)
                     Alexander M. Goren, Charles S. Ramat, and David Schreiber and
                     Ora Ramat as Trustees for the Benefit of Hana Leah Ramat and
                     Abraham Ramat.

       10.84         Stipulated Entry Liquidating Claims dated March 10, 1993                     (3)
                     among The Marcade Group Inc., Robert K. Lifton, Howard L.
                     Weingrow, and JAG Consulting Co. Ltd.

       10.86         Letter Agreement dated October 29, 1992 among The Marcade                    (3)
                     Group Inc., Above The Belt, Inc., Europe Craft Imports, Inc.,
                     Perry Manufacturing Company, Apollo Investment Fund, L.P.,
                     AIF II, L.P., and Altus Finance.

       10.93         Consent dated May 1, 1996 to Series A Junior Secured Note                    (9)
                     Agreement dated as of June 30, 1993 between Registrant and
                     BNY Financial Corporation.

       10.95         Stock Purchase Agreement dated as of September 19, 1996                      (10)
                     between Aris Industries, Inc., as Seller,  Page Holding
                     Company, as Buyer, and Perry Manufacturing Company, with
                     respect to the stock of Perry Manufacturing Company.

       10.99         Warrant dated September 30, 1996 issued by Aris Industries,                  (10)
                     Inc. to Heller Financial, Inc.

                                                                                     Filed as Indicated Exhibit to
                                                                                         Document Referenced in
    Exhibit No.                               Description                                     Footnote No.
    -----------                               -----------                            ------------------------------

      10.100         Letter dated December 18, 1996 from the Registrant to Charles                (11)
                     S. Ramat.

      10.101         Amendment dated May 5, 1997 to Series A Junior Secured Note                  (11)
                     Agreement dated as of June 30, 1993 between Registrant and
                     BNY Financial Corporation.

      10.103         Amendment dated June 18, 1997 to Series A Junior Secured Note                (13)
                     Agreement dated as of June 30, 1993 between Registrant and
                     BNY Financial Corporation.

      10.105         Asset Purchase Agreement dated as of July 15, 1997 among                     (14)
                     Davco Industries, Inc., as Seller, Steven Arnold and
                     Christopher Healy as Shareholders of Seller, and Aris
                     Management Corp. (n/k/a ECI Sportswear, Inc.), as Purchaser.

      10.106         Shareholders Agreement dated as of July 15, 1997 among Davco                 (14)
                     Industries, Inc., Steven Arnold, Christopher Healy, Aris
                     Management Corp. (n/k/a ECI Sportswear, Inc.), the
                     Registrant, Apollo Aris Partners, L.P. and Charles S. Ramat.

      10.107         Amendment dated July 18, 1997 to Series A Junior Secured Note                (14)
                     Agreement dated as of June 30, 1993 between Registrant and
                     BNY Financial Corporation.

      10.109         Amendment executed September 12, 1997 to Series A and Series                 (15)
                     B Junior Secured Note Agreements dated as of June 30, 1993 between Registrant, BNY Financial Corporation and AIF, L.P.

      10.111         Securities Purchase Agreement, dated as of February 26, 1999,                (17)
                     between Aris Industries, Inc., Apollo Aris Partners, L.P.,
                     AIF, L.P., The Simon Group, L.L.C. and Arnold Simon.

      10.112         Shareholders Agreement, dated as of February 26, 1999,                       (17)
                     between Aris Industries, Inc., Apollo Aris Partners, L.P.,
                     AIF, L.P., The Simon Group, L.L.C. and Charles S. Ramat.

      10.113         Equity Registration Rights Agreement, dated as of February                   (17)
                     26, 1999, between Aris Industries, Inc., Apollo Aris
                     Partners, L.P., AIF, L.P., The Simon Group, L.L.C. and
                     Charles S. Ramat.

      10.114         Retention Agreement dated as of February 18, 1999 by and                     (17)
                     between Aris Industries, Inc. and Charles S. Ramat.

      10.115         Financing Agreement dated February 26, 1999 by and among the                 (18)
                     Company and its Subsidiaries and CIT Commercial Group, Inc.
                     and the other Financial Industries named therein.

      10.116          Employment Agreement effective as of March 1, 1999 with                     (19)
                     Arnold Simon

      10.117         Employment Agreement effective as of March 1, 1999 with David                (19)
                     Fidlon

      10.118         Agreement of Lease made as of April 22, 1999 by and between                  (19)
                     Erika Realty Trust, as Landlord, and Registrant, as Tenant,
                     for premises located at 89 West Rodney French Blvd., New
                     Bedford, Ma.

                                                                                     Filed as Indicated Exhibit to
                                                                                         Document Referenced in
    Exhibit No.                               Description                                     Footnote No.
    -----------                               -----------                            ------------------------------

      10.119         First Amendment to CIT Financing Agreement dated as of March                 (20)
                     25, 1999.

      10.120         Employment Agreement effective as of June 7, 1999 with Joseph                (20)
                     Purritano

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

(16) Omitted.

(17) Filed as the indicated Exhibit to the Report on Form 8-K dated February 26, 1999 and incorporated herein by reference.
(18) Filed as the indicated Exhibit to the Annual Report of the Company on Form 10BK for the year ended December 31, 1998 and incorporated herein by reference.

(19) Filed as the indicated Exhibit to the Report on Form 10-Q dated March 31, 1999 and incorporated herein by reference.

(20) Filed herewith