Form 10-Q
period 1999-09-30
ARIS INDUSTRIES INC
filed 1999-11-12
CIK 100979

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter ended                          (Commission File Number):  1-4814
September 30, 1999


                              ARIS INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


      New York                                       22-1715274
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                       Identification No.)



                     1411 Broadway, New York, New York 10018
               (Address of principal executive offices) (Zip Code)


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

                              YES  _X_           NO ___

Number of shares of Common Stock outstanding                          79,237,234
As of November 11, 1999

                              ARIS INDUSTRIES, INC.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  a.       Consolidated Condensed Balance Sheets as
                           of September 30, 1999 and December 31,
                           1998                                                3

                  b.       Consolidated Condensed Statements of
                           Operations for the Nine Months Ended
                           September 30, 1999 and September 30, 1998
                                                                               4

                  b.       Consolidated Condensed Statements of
                           Operations for the Three Months Ended
                           September 30, 1999 and September 30, 1998
                                                                               5

                  c.       Consolidated Condensed Statements of Cash
                           Flows for the Nine Months Ended September
                           30, 1999 and September 30, 1998                     6

                  d.       Notes to Consolidated Condensed Financial
                           Statements                                          7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                  14

         Item 3.  Quantitative and Qualitative Disclosures
                           About Market Risk                                  21

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                           21

         Item 2.  Changes in Securities                                       21

         Item 3.  Defaults upon Senior Securities                             22

         Item 4.  Submission of Matters to a Vote of
                  Security Holders                                            22

         Item 5.  Other Information                                           22

         Item 6.  Exhibits and Reports on Form 8-K                            22

SIGNATURES                                                                    23

                              ARIS INDUSTRIES, INC.
                                AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE  SHEETS

                                                                           September 30,
                                                                               1999         December 31,
ASSETS                                                                     (Unaudited)         1998
                                                                          -------------    -------------
CURRENT ASSETS:
   Cash and cash equivalents                                              $     766,000    $   1,112,000
   Receivables, net                                                          60,179,000       29,905,000
   Inventories                                                               30,349,000       26,371,000
   Prepaid expenses and other current assets                                  3,224,000        1,753,000
                                                                          -------------    -------------

               Total current assets                                          94,518,000       59,141,000

PROPERTY, PLANT AND EQUIPMENT, NET                                           10,123,000        1,094,000

GOODWILL                                                                     34,198,000       19,325,000

OTHER ASSETS                                                                  2,275,000        2,095,000
                                                                          -------------    -------------

               TOTAL ASSETS                                               $ 141,114,000    $  81,655,000
                                                                          =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Trade acceptances payable                                              $   1,120,000    $   5,178,000
   Accounts payable - trade                                                  11,286,000        1,512,000
   Accrued expenses and other current liabilities                             8,371,000        8,370,000
   Current portion of long term debt                                          2,853,000        1,083,000
   Line of credit payable                                                    55,053,000       33,900,000
                                                                          -------------    -------------
               Total current liabilities                                     78,683,000       50,043,000

OTHER LIABILITIES                                                             4,428,000        1,082,000

LONG TERM DEBT,  LESS CURRENT PORTION                                        15,442,000       16,438,000
                                                                          -------------    -------------

               Total Liabilities                                             98,553,000       67,563,000
                                                                          -------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value: 100,000,000 shares authorized;
      79,081,188 issued and outstanding at September 30, 1999
     and 14,956,377 issued and outstanding at December 31, 1998                 791,000          151,000
   Preferred stock, $.01 par value: 10,000,000 shares authorized;
      none issued and outstanding at September 30, 1999,                             --               --
   Additional paid-in capital                                                80,153,000       44,757,000
   Unearned stock based compensation                                           (435,000)
   Accumulated deficit                                                      (37,948,000)     (30,816,000)
                                                                          -------------    -------------

               Total stockholders' equity                                    42,561,000       14,092,000
                                                                          -------------    -------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 141,114,000    $  81,655,000
                                                                          =============    =============

See accompanying notes to consolidated condensed financial statements

                              ARIS INDUSTRIES, INC.
                                AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        Nine             Nine
                                                     Months Ended     Months Ended
                                                    September 30,     September 30,
                                                        1999             1998
                                                    -------------    -------------
NET SALES                                           $ 116,326,000    $  80,153,000
COST OF SALES                                         (84,440,000)     (58,770,000)
                                                    -------------    -------------
   Gross Profit                                        31,886,000       21,383,000
Commission and Licensing Income                         1,359,000          810,000
                                                    -------------    -------------


INCOME BEFORE OPERATING EXPENSES,
    INTEREST EXPENSE, INCOME TAX BENEFIT
    AND EXTRAORDINARY ITEM                             33,245,000       22,193,000


SELLING AND ADMINISTRATIVE EXPENSES                   (29,256,000)     (20,643,000)
START-UP COSTS OF NEW LICENSING OPERATIONS               (215,000)
RESTRUCTURING AND OTHER CHARGES                        (8,309,000)              --
                                                    -------------    -------------
(LOSS) INCOME BEFORE INTEREST EXPENSE, INCOME TAX
   BENEFIT AND EXTRAORDINARY ITEM                      (4,535,000)       1,550,000

INTEREST EXPENSE, NET                                  (2,734,000)      (3,590,000)
                                                    -------------    -------------

LOSS BEFORE INCOME TAX BENEFIT AND
   EXTRAORDINARY ITEM                                  (7,269,000)      (2,040,000)

INCOME TAX BENEFIT                                        137,000          101,000
                                                    -------------    -------------

LOSS BEFORE EXTRAORDINARY ITEM                         (7,132,000)      (1,939,000)

EXTRAORDINARY ITEM:
   Gain on debt forgiveness, net                               --          522,000
                                                    -------------    -------------

NET LOSS                                            ($  7,132,000)   ($  1,417,000)
                                                    =============    =============

PER SHARE DATA:
   Weighted average shares outstanding - Basic         47,168,340       14,907,573
   Weighted average shares outstanding - Diluted       47,168,340       14,907,573

Basic loss per share:
      Loss before extraordinary item                ($       0.15)   ($       0.13)
      Extraordinary item                                       --             0.04
                                                    -------------    -------------
Net loss                                            ($       0.15)   ($       0.09)
                                                    =============    =============

Diluted loss per share:
      Loss before extraordinary item                ($       0.15)   ($       0.13)
      Extraordinary item                                       --             0.04
                                                    -------------    -------------
Net loss                                            ($       0.15)   ($       0.09)
                                                    =============    =============

See accompanying notes to consolidated condensed financial statements

                              ARIS INDUSTRIES, INC.
                                AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      Three           Three
                                                   Months Ended    Months Ended
                                                   September 30,   September 30,
                                                       1999            1998
                                                   ------------    ------------

NET SALES                                          $ 62,869,000    $ 42,808,000
COST OF SALES                                       (44,551,000)    (30,722,000)
                                                   ------------    ------------
   Gross Profit                                      18,318,000      12,086,000
Commission and Licensing Income                         823,000         332,000
                                                   ------------    ------------


INCOME BEFORE OPERATING EXPENSES,
    INTEREST EXPENSE AND INCOME TAX PROVISION        19,141,000      12,418,000


SELLING AND ADMINISTRATIVE EXPENSES                 (13,748,000)     (8,149,000)
START-UP COSTS OF NEW LICENSING OPERATIONS             (215,000)             --
RESTRUCTURING AND OTHER CHARGES                        (308,000)             --
                                                   ------------    ------------
INCOME BEFORE INTEREST EXPENSE AND
    INCOME TAX PROVISION                              4,870,000       4,269,000

INTEREST EXPENSE, NET                                (1,145,000)     (1,557,000)
                                                   ------------    ------------


INCOME BEFORE INCOME TAX PROVISION                    3,725,000       2,712,000

INCOME TAX PROVISION                                   (450,000)        (74,000)
                                                   ------------    ------------

NET INCOME                                         $  3,275,000    $  2,638,000
                                                   ============    ============

PER SHARE DATA:
   Weighted average shares outstanding - Basic       67,602,335      14,910,525
   Weighted average shares outstanding - Diluted     71,169,801      15,943,110

Income per share:

                                                   ------------    ------------
   Basic                                           $       0.05    $       0.18
                                                   ============    ============


                                                   ------------    ------------
   Diluted                                         $       0.05    $       0.17
                                                   ============    ============

See accompanying notes to consolidated condensed financial statements

                              ARIS INDUSTRIES, INC.
                                AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                         Nine            Nine
                                                                                     Months Ended    Months Ended
                                                                                     September 30,   September 30,
                                                                                         1999            1998
                                                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                       ($ 7,132,000)   ($ 1,417,000)

       Adjustments to reconcile net loss to net cash used in operating activities:
                Depreciation and amortization                                           1,400,000       1,248,000
                Issuance of notes in lieu of interest                                     108,000         151,000
                Forgiveness of debt                                                           --         (522,000)
                Impairment of goodwill and other intangibles                            3,750,000
                Stock based compensation recognized                                        97,000
      Change in assets and liabilities, net of business acquired:
                Increase in receivables                                               (28,538,000)    (15,798,000)
                Decrease / (increase) in inventories                                    6,329,000     (19,736,000)
                (Increase) / decrease in prepaid expenses and other current assets     (1,140,000)        701,000
                (Increase) / decrease in other assets                                    (119,000)         12,000
                Decrease in trade acceptances payable                                  (4,058,000)     (2,442,000)
                Increase in accounts payable--trade                                       (21,000)        229,000
                Decrease in accrued expenses and other current liabilities             (4,798,000)     (2,018,000)
                Increase / (decrease) in other liabilities                                703,000        (179,000)
                                                                                     ------------    ------------
                               Net cash used in operating activities                  (33,419,000)    (39,771,000)
                                                                                     ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                             (2,400,000)       (267,000)
      Payment for acquisition of Lola, Inc., net of
        cash acquired of $153,000                                                     (10,247,000)            --
                                                                                     ------------    ------------
                               Net cash used in investing activities                  (12,647,000)       (267,000)
                                                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from the issuance of common and preferred stock                         20,000,000             --
      Stock options exercised                                                             264,000             --
      Stock issuance cost paid                                                         (1,461,000)            --
      Proceeds from long term loan                                                     10,000,000             --
      Increase in deferred financing costs                                               (406,000)            --
      Repayment of long-term debt                                                      (4,583,000)     (1,302,000)
      Net proceeds/(repayments) on bank line of credit                                 21,153,000      40,795,000
      Book overdraft                                                                      753,000             --
                                                                                     ------------    ------------
                               Net cash provided by financing activities               45,720,000      39,493,000
                                                                                     ------------    ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (346,000)       (545,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          1,112,000       1,372,000
                                                                                     ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $    766,000    $    827,000
                                                                                     ============    ============
Supplemental schedule of non-cash investing and financing activities:
 The Company acquired the capital Stock of Lola, Inc., for $20,955,000. In conjunction with the acquisition liabilities were assumed as follows:
  Fair value of the assets acquired                                                  $ 36,984,000
  Cash paid for assets acquired                                                       (10,400,000)
  Issued 6,500,000 Common Shares valued at $1.50 per share                             (9,750,000)
  Granted options to purchase 1,150,000 shares of Common Stock                           (805,000)
                                                                                     ------------
                                         Liabilities assumed                         $ 16,029,000
                                                                                     ============

  Capital lease obligations incurred                                                 $  1,850,000
                                                                                     ============
  Exchange of Series B Secured Notes for Common Stock                                $  4,864,154
                                                                                     ============




See accompanying notes to consolidated condensed financial statements

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed financial statements for the three and nine month periods ended September 30, 1999 and September 30, 1998 are unaudited and reflect all adjustments consisting of normal recurring adjustments except for start up costs, restructuring and other charges (See Notes 5 & 6) which are in the opinion of management necessary for a fair presentation of financial position, operating results and cash flows for the period.

The Consolidated Condensed Balance Sheet as of December 31, 1998 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting standards appropriate for interim financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the operating results for the year ending December 31, 1999.

2.   THE SIMON TRANSACTION

On February 26, 1999, the Company issued: (i) 24,107,145 shares of Common Stock of the Company and 2,093,790 shares of Series A Preferred Stock of the Company (which shares were converted into 20,937,900 shares of Common Stock on July 29, 1999), for $20,000,000 and (ii) redeemed the Series B Junior Secured Note (which represented a total indebtedness of $10,658,000) in exchange for $4,000,000 in cash and an aggregate of 5,892,856 shares of Common Stock and 512,113 shares of Series A Preferred Stock (which shares were converted into 5,121,130 shares of Common Stock on July 29, 1999), (the "Simon Purchase Transaction"). In connection with the Simon Purchase Transaction, the Company also issued 700,000 shares of Common Stock to a third party as a condition to its consent to the transaction. In addition, the Company paid approximately $1,451,000 in cash and issued 250,000 shares of common stock to cover the costs associated with the transaction.

3.   ACQUISITIONS

On August 10, 1999, the Company consummated the merger of Lola, Inc. ("Lola"), a California corporation, with and into Europe Craft

Imports, Inc. ("ECI"), a New Jersey corporation (the "Merger"), that is wholly owned by the Company, as reported on the Company's Form 8Ks' filed on August 10, 1999 and October 25, 1999. Concurrently with the closing ECI contributed all of the assets formerly owned by Lola to XOXO Clothing Company, Incorporated, a Delaware corporation ("XOXO") that is wholly owned by ECI. Lola's business consists principally of the manufacture and sale of women's apparel and accessories principally under the "XOXO" name.

In connection with the Merger, Company paid to Lola's shareholders $10,000,000 in cash and issued 6,500,000 shares of the Company's common stock, valued at $1.50 per share at the time of the acquisition, and granted options to purchase 1,150,000 shares of the Company's common stock (valued at approximately $805,000). In addition, the Company incurred acquisition expenses which approximated $400,000. The Merger was accounted for under the purchase method of accounting. The excess of Purchase Price over the cost of the net assets acquired amounted to $19,333,000 of which $790,000 was allocated to the inventory and the balance of $18,543,000 to goodwill. The goodwill is being amortized over a twenty year useful life using the straight line method. From the date of the acquisition the operations of XOXO have been included in the consolidated operations of the Company. In conjunction with the merger the Company obtained a $10,000,000 term loan and increased its line of credit from $65,000,000 to $80,000,000 with a financial institution.

The following unaudited pro forma consolidated condensed statement of operations for the nine months ended September 30, 1999 and 1998, respectively, are presented as if the acquisition of Lola, Inc. had been made at the beginning of each period presented. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the purchase been made during the periods presented or the future results of the combined operations.


                        Nine Months Ended     Nine Months Ended
                       September 30, 1999    September 30, 1998
                       ------------------    ------------------
Net sales                 $174,913,000          $139,616,000

Loss before income
 tax benefit                (7,751,000)           (1,932,000)

Net loss                    (7,626,000)           (1,910,000)

4.   DEBT

The Company's long-term indebtedness consists of its obligations to BNY Financial Corporation ("BNY")under the Series A Junior Secured Note Agreement dated June 30, 1993, pursuant to which BNY is owed $7,442,000 including $1,042,000, representing the quarterly interest payments that were deferred for the period February 1, 1996 through January 31, 1998 by agreement with BNY in September 1997, plus interest at the rate of 7% per annum, with a final maturity date of November 3, 2002. The principal of BNY's Note is payable on November 3 of each year as follows:

                    Year                               Amount

                    1999                         $       500,000
                    2000                                 600,000
                    2001                               1,100,000
                    2002                               5,242,000

BNY is also entitled to receive mandatory prepayments based upon 50% of certain "excess cash flows" of the Company as defined in the Company's note agreements with BNY. The Company's interest payments to BNY scheduled for May 3, August 2 and November 1, 1999 and the Company's principal payment scheduled for November 3, 1999 were paid in cash on their due dates.

The Company entered into a credit facility with The CIT Commercial Services Group, Inc. and other financial institutions, which provides a revolving credit facility of up to $65,000,000, for working capital loans and letters of credit, limited in the aggregate to specified percentages of eligible factored receivables and inventory. The credit facility has a maturity date of February 26, 2002. The new line of credit is collateralized by liens on substantially all of the assets of the Company and its subsidiaries. For revolving credit loans, interest will accrue at the bank's prime rate. For Eurodollar loans, interest will accrue at a rate per annum equal to the Eurodollar rate (as defined) plus 2.5%. The credit facility contains various financial and other covenants and conditions, including, but not limited to, limitations on paying dividends, making acquisitions and incurring additional indebtedness.

In connection with the XOXO transaction (See Note 3), the Company's loan agreement was amended in August 1999 to increase the revolving credit line to $80,000,000, and to provide for a term loan of $10,000,000. The term loan bears interest at prime plus one-half percent and is payable in quarterly installments of $500,000, plus interest, commencing January 1, 2000, with a balloon payment of $5,500,000 on February 26, 2002, the maturity date. The Company is required to make certain mandatory prepayments based upon "excess cash flows" as defined in the amendment to the loan agreement.

5.   START-UP COSTS OF NEW LICENSING OPERATIONS

Commencing with the third quarter ended September 30, 1999 the Company incurred $215,000 of start-up costs relating to various executed license agreements without any related revenue. These start-up costs consist of salaries, samples and related supplies directly attributable to the new licensed operations. Such cost will continue to be incurred through fiscal 1999 and 2000.

6.   RESTRUCTURING AND OTHER CHARGES

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

During the quarters ended June 30, 1999 and September 30, 1999, the Company incurred charges of $1,850,000 and $308,000, respectively, in connection with the restructuring of its operations. Additional costs are expected to be incurred through the remainder of fiscal 1999. The major components of the restructuring charges relate to severance pay, estimated costs to exit and sub-lease certain facilities and impairment charges related to plant and equipment at the facilities to be vacated.

7.   INVENTORIES


                                      September 30, 1999     December 31, 1998
                                        (In Thousands)        (In Thousands)
Finished Goods                            $    24,034           $    26,371
Work-in process                                 2,653                   -0-
Raw materials                                   3,662                   -0-
                                          -----------           -----------
                                          $    30,349           $    26,371
                                          ===========           ===========


8.   INCOME TAXES

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

9.   PER SHARE DATA

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

--------------------------------------------------------------------------------
                                          Income          Shares          Per-
                                        (Numerator)     (Denominator)     Share
                                                                         Amount
--------------------------------------------------------------------------------
Nine Months Ended 9/30/99
Basic EPS
Loss before extraordinary
item ............................       $(7,132,000)      47,163,508     $(0.15)
Effect of Dilutive Securities
Stock Options                                  --               --
Warrants                                       --               --
                                        -----------       ----------
Diluted EPS
Loss before extraordinary
item ............................       $(7,132,000)      47,163,508     $(0.15)

--------------------------------------------------------------------------------

Nine Months Ended 9/30/98
Basic EPS
loss before extraordinary
item ............................       $(1,939,000)      14,907,573     $(0.13)
Effect of Dilutive Securities
Stock Options                                  --               --
Warrants                                       --               --
                                        -----------       ----------

Diluted EPS
Loss before extraordinary
item ............................       $(1,939,000)      14,907,573     $(0.13)
--------------------------------------------------------------------------------

Options and warrants to purchase 9,832,611 and 2,289,345 shares of Common Stock were outstanding as of September 30, 1999 and September 30, 1998, respectively, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

--------------------------------------------------------------------------------
                                          Income          Shares          Per-
                                        (Numerator)     (Denominator)     Share
                                                                         Amount
--------------------------------------------------------------------------------
Three Months Ended
9/30/99
Basic EPS
Net income                                 $3,275,000      67,588,259      $0.05
Effect of Dilutive Securities
Stock Options                                    --         2,985,765
Warrants                                         --           581,701
                                           ----------      ----------
Diluted EPS
Net income                                 $3,275,000      71,155,725      $0.05

--------------------------------------------------------------------------------

Three Months Ended
9/30/98
Basic EPS
Net income                                 $2,683,000      14,910,525      $0.18

Effect of Dilutive Securities
Stock Options                                    --           455,366
Warrants                                         --           577,219
                                           ----------      ----------
Diluted EPS
Net income                                 $2,683,000      15,943,110      $0.17
--------------------------------------------------------------------------------

10.  COMMITMENTS AND CONTINGENCIES

Licensing Agreements

During 1999, the Company signed four licensing agreements to manufacture and distribute apparel products bearing the licensors' trade name. The agreements range from five to eleven years, subject to renewal for additional periods, and require the Company to make minimum royalty payments, along with additional royalty payments in the range of 4% to 8% based on a percentage of defined sales. The following is a schedule of the minimum royalty payments due under the new agreements:

                  1999.....................    $   340,000
                  2000.....................      1 455,000
                  2001.....................      4,100,000
                  2002.....................      5,579,000
                  2003.....................      6,410,000
                  2004.....................      6,754,000
                  2005 & Thereafter .......     11,707,000

Contingencies

The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions. While it is not possible at this time to predict the outcome of any litigation, in the opinion of management, any ultimate liability arising from these actions will not have a material effect on the financial position, results of operations or cash flows of the Company.

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Introduction

The following analysis of the financial condition and results of operations of Aris Industries, Inc. (the "Company") for the three and nine month periods ended September 30, 1999 and September 30, 1998 should be read in conjunction with the consolidated condensed financial statements, including the notes thereto, included on pages 3 through 13 of this report.

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

The Project has been divided into three major areas; 1) IBM AS400, 2) Application Software, and 3) PC Hardware and software. The general phases common to all sections are: 1) inventorying Year 2000 items; 2) assigning priorities to inventoried items; 3) assessing the Year 2000 compliance of items determined to be material to the Company; 4) repairing or replacing material items that are determined not to be Year 2000 compliant; 5) testing material items and 6) designing and implementing contingency and business continuation plans. Internal resources are being used to make required modifications and test Year 2000 Compliance. The Company has completed the installation of the RLM (Ron Lynn Apparel Software System) on schedule. The existing software system will continue to be utilized to systematically wind down the Fall 1999 shipping period. At the completion of the Fall 1999 shipping period remaining inventories will be transferred to the RLM system prior to year end.

The IBM AS400's are the backbone of the Company's computer system. The Company currently maintains 100% of its inventory valuation and tracking, order processing and picking/shipping functions on the AS400. In addition, the Company also maintains the bulk of its accounting records on the AS400. The Company has received certification from the vendor that the AS400 is Y2K compliant.

The Company has replaced where required its existing Software with the Complete Suite of Applications from "RLM" (Ron Lynn Management Accounting Software). Management believes that RLM Software provides a complete Y2K Solution for an AS400 System and allows the Company to create a fully integrated systems environment. In addition, the Company will continue to utilize the "Premenos" Electronic Document Interchange Software System which processes document interchanges between the Company and retailers. This system will be upgraded using internal resources. The Company has identified 100% of the programs/ sub system routines in these two applications that require modification. These upgrades have been tested and completed.

The final section of the Y2K Project has also been completed with the replacement of all non-Y2K compliant personal computers. The Company has standardized on HP (Hewlitt Packard) Vectra desktop systems wherever possible. All software needed to assure Y2K compliance has been completed. The Company does not anticipate many Y2K issues in this area since approximately 90% of the software in use is off the shelf retail software (spreadsheet, word processing packages, etc.) that is already Y2K compliant.

The total cost to the Company of these Y2K Compliance activities was approximately $800,000 which includes the cost of a programmer, consultants as well as costs for software upgrades and third party contractors/suppliers and PC replacements. The Company funded these activities through operating cash flows. These costs were derived utilizing continued availability of certain third party modification plans and other factors. However, there can be no guarantee that these objectives will be achieved; actual results could differ from those plans.

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

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Company had working capital of approximately $15,835,000 as compared to $9,098,000 at December 31, 1998. The increase in working capital was due to the capital infusion provided by the Simon Purchase Transaction, less transaction costs, offset by the Company's net loss incurred in the nine months ended September 30, 1999. During this period, the Company financed its capital expenditures and business acquisition principally through credit facilities and the issuance of common stock.

On October 21, 1998, the Company entered into amendments of its agreements with BNY and AIF-II providing that payment of scheduled interest payments otherwise due to such lenders on November 3, 1998 and the scheduled principal payment of $300,000 otherwise due to BNY on November 3, 1998 would be deferred until February 1, 1999. Pursuant to agreements with BNY the payments due February 1, 1999 were paid on February 26, 1999 upon the closing of the Simon Purchase Transaction. The Company's interest payments to BNY scheduled for May 3, August 2 and November 1, 1999 and the Company's principal payment scheduled for November 3, 1999 were paid in cash on their due dates.

On February 26, 1999 simultaneous, with the closing of the Simon Purchase Transaction, the Company and its subsidiaries entered into a Financing Agreement with CIT Commercial Services Group, Inc. ("CIT") and certain other financial institutions, whereby such lenders agreed to provide a revolving credit facility of up to $65,000,000 for working capital, loans and letters of credit financing, which expire on February 26, 2002. The obligations under the Financing Agreements are collateralized by liens on substantially all of the assets of the Company and its subsidiaries. The revolving credit facility provided by such Financing Agreement replaced ECI and ECI Sportswear's prior working capital facilities. For revolving credit loans, interest will accrue at the bank's prime rate. For Eurodollar loans, interest will accrue at a rate per annum equal to the Eurodollar rate plus 2.5%. The agreement evidencing the new line of credit contains various financial and other covenants and conditions, including, but not limited to, limitations on paying dividends, making acquisitions and incurring additional indebtedness. As of September 30, 1999 the Company had availability under the facility of approximately $7,500,000 and was incurring interest at prime or

8.25%.

The Company's long-term indebtedness consists of its obligations to BNY Financial Corporation ("BNY")under the Series A Junior Secured Note Agreement dated June 30, 1993, pursuant to which BNY is owed $7,442,000 including $1,042,000, representing the quarterly interest payments that were deferred for the period February 1, 1996 through January 31, 1998 by agreement with BNY in September 1997, plus interest at the rate of 7% per annum, with a final maturity date of November 3, 2002. The principal of BNY's Note is payable on November 3 of each year as follows:

                      Year                               Amount

                      1999                         $       500,000
                      2000                                 600,000
                      2001                               1,100,000
                      2002                               5,242,000

The Company made the 1999 principal payment on its due date. BNY is also entitled to receive mandatory prepayments based upon 50% of certain "excess cash flows" of the Company as defined in the Company's note agreements with BNY.

In connection with the XOXO transaction, the Company's loan agreement was amended to increase the revolving credit line to $80,000,000, and to provide for a term loan of $10,000,000. The term loan bears interest at prime plus one-half percent and is payable in quarterly installments of $500,000, plus interest, commencing January 1, 2000, with a balloon payment of $5,500,000 on February 26, 2002, the maturity date. The Company is required to make certain mandatory prepayments based upon "excess cash flows" as defined in the amendment to the loan agreement.

As a result of the Simon Purchase Transaction and the CIT Financing Agreement, the Company believes it has adequate liquidity and capital resources to meet its requirements for at least the next twelve months.

RESULTS OF OPERATIONS

The Company reported net income of $3,275,000 and a net loss of $7,132,000 for the three and nine month periods ended September 30, 1999 respectively, compared to net income of $2,638,000 and a net loss of $1,417,000, respectively for the three and nine month periods ended September 30, 1998.

The increase in profit for the three month period was primarily due to improvements in operations attributable to increased sales and margins relating to the "FUBU" and "Members Only" product lines along with a reduction of interest expense due to the conversion of Apollo debt to equity and the reduction of borrowing due to the infusion of funds from the Simon Transaction. This was partially offset by the Company's restructuring, purchase accounting adjustments and other charges relating to the consolidation of operations and facilities. Such charges primarily consisted of severance pay, estimated cost to exit and sub-lease certain facilities and impairment charges related to property and equipment at the facilities to be vacated. In addition, the Company has entered into new licensing arrangements which have and will continue to incur start-up costs without related revenue.

The increase in the loss for the nine month period was primarily due to restructuring and other charges which consisted of (i) $2,401,000 relating to a severance payment made pursuant to the Retention Agreement between the Company and its former President, (ii) a non-recurring charge of $3,750,000 in connection with the write off of impaired goodwill and (iii) additional charges of $2,373,000 relating to the consolidation of the Company's operations and facilities as previously discussed. This loss was offset by an improvement in operations attributable to increased sales and margins along with a reduction of interest expense due to the conversion of Apollo debt to equity and the reduction of borrowing due to the infusion of funds from the Simon Purchase Transaction. In addition, the Company has entered into new licensing arrangements which have and will continue to incur start- up costs without related revenue.

NET SALES

The Company's net sales increased from $42,808,000 during the three months ended September 30, 1998 to $62,869,000 during the three months ended September 30, 1999. This increase of $20,061,000 was primarily a result of the inclusion of XOXO's sales of $15,467,000 from August 10, 1999, the date of the XOXO acquisition. In addition, there were sales increases in most of the Company's product lines including the "FUBU" license of $2,688,000, the Company's own
"Members Only" label of $2,555,000 and the "Perry Ellis" product line of $ 717,000 compared to the third quarter of last year. These increases were partially offset by a $1,366,000 decrease in private label sales and the phase out of various product lines including the "Jeffrey Banks" product line.

The Company's net sales increased from $80,153,000 during the nine months ended September 30, 1998 to $116,326,000 during the nine months ended September 30, 1999. This increase of $36,173,000 was a result of increased sales of products under the "FUBU" license which amounted to $29,480,000 during the year as compared to the nine months of last year which reflected the Company's initial shipment of the "FUBU" products to the marketplace. In addition, there was an increase in sales due to the inclusion XOXO sales of $15,467,000 from August 10, 1999 the date of the XOXO acquisition. These increases in sales were partially offset by a decrease in sales of the Members Only product line in the amount of approximately $4,074,000, a reduction of $1,857,000 in the

Company's "Perry Ellis" product lines which have suffered a lack of consumer demand along with a reduction of private label sales and the phase out of various product lines, including the "Jeffrey Banks" product lines resulting in a decrease of sales in the approximate amount of $2,843,000.

GROSS PROFIT

Gross Profit for the three months ended September 30, 1999 was $18,318,000 or 29.1% of net sales compared to $12,086,000 or 28.2% of net sales for the three months ended September 30, 1998. Gross profit was positively impacted by sales of higher margin XOXO branded products included from August 10, 1999 the date of the XOXO acquisition and "FUBU" product lines partially offset by the weak performance of the Company's "Perry Ellis America" brand which suffered from a lack of consumer demand. In addition, gross profit was negatively impacted by a purchase accounting adjustment of $790,000 or 1.3% of net sales relating to the write up of the acquired company's inventory up to net realizable value.

Gross Profit for the nine months ended September 30, 1999 was $31,886,000 or 27.4% of net sales compared to $21,383,000 or 26.7% of net sales for the nine months ended September 30, 1998. Gross profit was positively impacted by sales of higher margin XOXO branded products included from August 10, 1999 the date of the XOXO acquisition and sales of the Company's "FUBU" product lines partially offset by the weak performance of the Company's "Perry Ellis America" brand which suffered from a lack of consumer demand which caused the Company to liquidate prior season inventory at reduced prices. In addition, gross profit was negatively impacted by a purchase accounting adjustment of $790,000 or 0.7% of net sales relating to the write up of the acquired company's inventory up to net realizable value.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and Administrative expenses were $13,748,000 or 21.9% of net sales for the three months ended September 30, 1999 as compared to $8,149,000 or 19.0% of net sales for the three months ended September 30, 1998. The increase in Selling and Administrative expenses was attributable to the inclusion of XOXO's Selling and Administrative expenses included from August 10, 1999 the date of the acquisition along with increased fixed and variable expenses relating to of the "FUBU" licensed product line. In addition, expenses of approximately $1,000,000 or 1.6% of net sales were incurred in connection with the consolidation of the Company's warehousing into a new facility which resulted in additional expenses concurrently with the phase out of the old facilities. These expenses consisted of rent, payroll, utilities and other expenses.

Selling and Administrative expenses were $29,256,000 or 25.1% of net sales for the nine months ended September 30, 1999 as compared to $20,643,000 or 25.7% of net sales for the nine months ended September 30, 1998. The increase in Selling and Administrative expenses was attributable to the inclusion of XOXO's Selling and Administrative expenses included from August 10, 1999 the date of the acquisition along with increased fixed and variable expenses relating to of the "FUBU" licensed product line. In addition, expenses of approximately $1,200,000 or 1.0% of net sales were incurred in connection with the consolidation of the Company's warehousing into a new facility which resulted in additional expenses concurrently with the phase out of the old facilities. These expenses consisted of rent, payroll, utilities and other expenses.


START-UP COSTS OF NEW LICENSING OPERATIONS

Commencing with the third quarter ended September 30, 1999 the Company incurred $215,000 of start-up costs relating to various executed license agreements without any related revenue. These start-up costs consist of salaries, samples and related supplies directly attributable to the newly licensed operations. Such costs will continue to be incurred through the remainder of the current year and during subsequent quarters of next year.

RESTRUCTURING AND OTHER CHARGES

During the first quarter ended March 31, 1999 the Company incurred a restructuring charge of $2,401,000 relating to a severance payment made pursuant to the Retention Agreement between the Company and its former President and recorded a restructuring charge of $3,750,000 in connection with the write off of impaired goodwill. In the quarters ended June 30, 1999 and September 30, 1999 the Company incurred additional restructuring and other charges of $1,850,000 and $308,000, respectively, relating to the continuing consolidation of its operations and facilities. During the remainder of fiscal 1999, the Company expects to incur additional restructuring charges as the result of the continuing consolidation of its operations and facilities.

INTEREST EXPENSE

Interest expense for the three months ended September 30, 1999 decreased by $412,000 or 26.5% compared to the three month period ended September 30, 1998. This decrease was primarily due to the conversion of Apollo debt to equity and the reduction of borrowings resulting from the infusion of funds from the Simon Transaction offset partially by an increase in interest expense due to an increase in the prime lending rate to 8.25%.

Interest expense for the nine months ended September 30, 1999 decreased by $856,000 or 23.8% compared to the nine month period ended September 30, 1998. This decrease was primarily due to the conversion of Apollo debt to equity and the reduction of borrowings resulting from the infusion of funds from the Simon Purchase Transaction offset partially by an increase in interest expense due to an increase in the prime lending rate to 8.25%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2 Changes in Securities

On February 26, 1999, (i) The Simon Group acquired 24,107,145 shares of Common Stock and 2,093,790 shares of Series A Preferred Stock (convertible into 20,937,790 shares of Common Stock) for $20,000,000 and (ii) the Company redeemed from AIF the Series B Junior Secured Note of the Company including all accrued interest thereon (representing a total indebtedness of $10,700,000) in exchange for $4,000,000 in cash plus 5,892,856 shares of Common Stock and 512,113 shares of Series A Preferred Stock (convertible into 5,121,130 shares of Common Stock). All such shares were sold to The Simon Group and AIF in a private, negotiated transaction, exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), as a transaction not involving any public offering. On July 29, 1999, pursuant to the increase in authorized Aris Common Shares to 100,000,000, approved at the June 17, 1999 Annual Meeting of Stockholders, all of the Company's outstanding Preferred Stock was converted into 26,059,030 shares of Aris Common Stock on July 29, 1999.

In March 1999, the Company issued 700,000 shares of Common Stock to Warnaco, Inc. in consideration for Warnaco's consent to the Simon Purchase Transaction. In March 1999, the Company issued 250,000 shares of Common Stock to Shapiro Forman & Allen LLP, in partial payment for services rendered by such law firm to The Simon Group in connection with the Simon Purchase Transaction, which services, under the terms of the Purchase Agreement, were to be paid for by the Company. These share issuances were exempt from registration pursuant to Section 4(2) of the Securities Act as transactions not involving any public offering.

On August 10, 1999, the Company issued 6,500,000 shares of its common stock to the owners of Lola, Inc. in connection with the merger of Lola with and into a subsidiary of the Company. The issuance of these shares were exempt from registration pursuant to Section 4(2) of the Securities Act as transactions not involving any public offerings.

Item 3. Defaults upon Senior Securities

NONE


Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held on June 17, 1999 all of the current members of the Board of Directors, Arnold H. Simon, Debra Simon, David Fidlon, Howard Schneider and Robert Katz were re-elected by the stockholders. A new member to the Board of Directors, Mark Weiner, was also elected to the board.

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

The  Board  of  Directors   does  not  intend  to  effect  the  name  change  or
re-incorporation.

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

     (a) The following documents are filed herein as part of this report:

1.   Certificate  of  Amendment  of  Certificate   of   Incorporation   of  Aris
     Industries, Inc.

(b)  Reports on Form 8-K

     (a) The Company filed a Form 8-K on August 10, 1999, reporting the acquisition of Lola, Inc. The Company filed an amendment to the Form 8-K on October 25, 1999, containing the required Financial Statements and Pro-Forma Financial Information in connection with the acquisition of Lola, Inc.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ARIS INDUSTRIES, INC.
                                                 (Registrant)

Date: November 12, 1999                  By /s/
                                            -------------------------------
                                            David Fidlon,
                                            Chief Operating Officer

                                         By /s/
                                            -------------------------------
                                            Paul Spector,
                                            Secretary / Treasurer

                                INDEX TO EXHIBITS

                                                                                       Filed as Indicated Exhibit to
                                                                                           Document Referenced in
    Exhibit No.                                Description                                      Footnote No.
    -----------                                -----------                                      ------------
        2.           Second Amended Joint Plan of Reorganization dated March                        (3)
                     26, 1993, as amended May 11 and June 9, 1993
                             (Note: Annexes omitted)
        3.3          Restated Certificate of Incorporation filed on June 30, 1993                   (3)
        3.4          Amended and Restated By-Laws effective June 30, 1993                           (3)
        3.5          Amended and Restated Certificate of Incorporation filed on                     (22)
                     July 29, 1999 increasing the authorized shares
        4.1          Specimen Certificate Evidencing Common Stock.                                  (1)
       10.67         Series A Junior Secured Note Agreement dated as of June 30,                    (3)
                     1993 between Registrant and BNY Financial Corporation.
       10.68         Series A Junior Secured Note dated as of June 30, 1993                         (3)
                     issued by Registrant to BNY Financial Corporation.
       10.72         Secondary Pledge Agreement dated as of June 30, 1993                           (3)
                     between Registrant, BNY Financial Corporation and AIF II,
                     L.P.
       10.75         Shareholders Agreement dated as of June 30, 1993 among                         (3)
                     Registrant and the Subject Shareholders Referred to Therein.
       10.76         Equity Registration Rights Agreement dated as of June 30,                      (3)
                     1993 among Registrant and the Holders of Registrable Shares
                     Referred to Therein.
       10.79         Severance Agreement dated April 3, 1991 between Registrant                     (3)
                     and Paul Spector.
       10.80         1993 Stock Incentive Plan of Registrant, as amended by                         (3)
                     Amendment No. 1 thereto dated June 24, 1993.
       10.81         Form of Indemnification Agreement dated as of June 30,                         (3)
                     1993 between Registrant and each member of Registrant's
                     Board of Directors.
       10.82         Letter Agreement dated February 8, 1993 among James G.                         (3)
                     Goren, Alexander M. Goren, Charles S. Ramat, and David
                     Schreiber and Ora Ramat as Trustees for the Benefit of Hana
                     Leah Ramat and Abraham Ramat.
       10.84         Stipulated Entry Liquidating Claims dated March 10, 1993                       (3)
                     among The Marcade Group Inc., Robert K. Lifton, Howard
                     L. Weingrow, and JAG Consulting Co. Ltd.
       10.86         Letter Agreement dated October 29, 1992 among The                              (3)
                     Marcade Group Inc., Above The Belt, Inc., Europe Craft
                     Imports, Inc., Perry Manufacturing Company, Apollo
                     Investment Fund, L.P., AIF II, L.P., and Altus Finance.
       10.93         Consent dated May 1, 1996 to Series A Junior Secured Note                      (9)
                     Agreement dated as of June 30, 1993 between Registrant and
                     BNY Financial Corporation.
       10.95         Stock Purchase Agreement dated as of September 19, 1996                        (10)
                     between Aris Industries, Inc., as Seller,  Page Holding
                     Company, as Buyer, and Perry Manufacturing Company,
                     with respect to the stock of Perry Manufacturing Company.

                                                                                       Filed as Indicated Exhibit to
                                                                                           Document Referenced in
    Exhibit No.                                Description                                      Footnote No.
    -----------                                -----------                                      ------------
       10.99         Warrant dated September 30, 1996 issued by Aris Industries,                    (10)
                     Inc. to Heller Financial, Inc.
      10.100         Letter dated December 18, 1996 from the Registrant to                          (11)
                     Charles S. Ramat.
      10.101         Amendment dated May 5, 1997 to Series A Junior Secured                         (11)
                     Note Agreement dated as of June 30, 1993 between
                     Registrant and BNY Financial Corporation.
      10.103         Amendment dated June 18, 1997 to Series A Junior Secured                       (13)
                     Note Agreement dated as of June 30, 1993 between
                     Registrant and BNY Financial Corporation.
      10.105         Asset Purchase Agreement dated as of July 15, 1997 among                       (14)
                     Davco Industries, Inc., as Seller, Steven Arnold and
                     Christopher Healy as Shareholders of Seller, and Aris
                     Management Corp. (n/k/a ECI Sportswear, Inc.) , as
                     Purchaser.
      10.106         Shareholders Agreement dated as of July 15, 1997 among                         (14)
                     Davco Industries, Inc., Steven Arnold, Christopher Healy,
                     Aris Management Corp. (n/k/a ECI Sportswear, Inc.), the
                     Registrant, Apollo Aris Partners, L.P. and Charles S. Ramat.
      10.107         Amendment dated July 18, 1997 to Series A Junior Secured                       (14)
                     Note Agreement dated as of June 30, 1993 between
                     Registrant and BNY Financial Corporation.
      10.109         Amendment executed September 12, 1997 to Series A and                          (15)
                     Series B Junior Secured Note Agreements dated as of June
                     30, 1993 between Registrant, BNY Financial Corporation and
                     AIF, L.P.
      10.111         Securities Purchase Agreement, dated as of February 26,                        (17)
                     1999, between Aris Industries, Inc., Apollo Aris Partners,
                     L.P., AIF, L.P., The Simon Group, L.L.C. and Arnold Simon.
      10.112         Shareholders Agreement, dated as of February 26, 1999,                         (17)
                     between Aris Industries, Inc., Apollo Aris Partners, L.P., AIF,
                     L.P., The Simon Group, L.L.C. and Charles S. Ramat.
      10.113         Equity Registration Rights Agreement, dated as of February                     (17)
                     26, 1999, between Aris Industries, Inc., Apollo Aris Partners,
                     L.P., AIF, L.P., The Simon Group, L.L.C. and Charles S.
                     Ramat.
      10.114         Retention Agreement dated as of February 18, 1999 by and                       (17)
                     between Aris Industries, Inc. and Charles S. Ramat.
      10.115         Financing Agreement dated February 26, 1999 by and among                       (18)
                     the Company and its Subsidiaries and CIT Commercial
                     Group, Inc. and the other Financial Industries named therein.
      10.116          Employment Agreement effective as of March 1, 1999 with                       (19)
                     Arnold Simon
      10.117         Employment Agreement effective as of March 1, 1999 with                        (19)
                     David Fidlon

                                                                                       Filed as Indicated Exhibit to
                                                                                           Document Referenced in
    Exhibit No.                                Description                                      Footnote No.
    -----------                                -----------                                      ------------
      10.118         Agreement of Lease made as of April 22, 1999 by and                            (19)
                     between Erika Realty Trust, as Landlord, and Registrant, as
                     Tenant, for premises located at 89 West Rodney French
                     Blvd., New Bedford, Ma.

      10.119         First Amendment to CIT Financing Agreement dated as of                         (20)
                     March 25, 1999.

      10.120         Employment Agreement effective as of June 7, 1999 with                         (20)
                     Joseph Purritano
      10.121         Agreement and Plan of Merger dated July 19, 1999 by and                        (21)
                     among Aris Industries, Inc., XOXO Acquisition Corp. and
                     Lola, Inc. and its shareholders.
      10.122         Amendment No. 1 to Agreement and Plan of Merger                                (21)
      10.123         Employment Agreement by and among the Registrant, ECI,                         (21)
                     ECI Sportswear, Inc. and XOXO and Gregg Fiene, dated
                     August 10, 1999
      10.124         Employment Agreement by and among the Refistrant, ECI,                         (21)
                     ECI Sportswear, Inc. and XOXO and Hollis Fiene, dated
                     August 10, 1999
      10.125         Shareholders' Agreement by and among the Registrant, The                       (21)
                     Simon Group, LLC, Gregg Fiene, Michele Bohbot and Lynn
                     Hanson, dated August 10, 1999
      10.126         Amendment No. 2 to Financing Agreement by and among                            (21)
                     Aris Industries, Inc., Europe Craft Imports, Inc., ECI
                     Sportswear, Inc., Stetson Clothing Company, Inc., XOXO;
                     the Financial Institutions from time to time party to the
                     Financing Agreement, as Lenders; and the CIT
                     Group/Commercial Services, Inc. as Agent, dated August 10,
                     1999

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

(20) Filed as the indicated Exhibit to the Report on Form 10Q dated June 30, 1999 and incorporated herein by reference.

(21) Filed as the indicated Exhibit to the Report on Form 8-K dated August 10, 1999 and incorporated herein by reference

(22) Filed herewith.