Form 10-K
period 1999-12-31
ARIS INDUSTRIES INC
filed 2000-03-30
CIK 100979

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 12b-25

                                                     Commission File Nos. 1-4814


                           NOTIFICATION OF LATE FILING

 (Check One):  [X] Form 10-K    [ ] Form 11-K    [ ]Form 20-F    [ ] Form 10-QSB

[ ] Form N-SAR

    For the Period Ended: December 31, 1999


[ ] Transition Report on Form 10-K           [ ] Transition Report on Form 10-Q
[ ] Transition Report on Form 20-F           [ ] Transition Report on Form N-SAR
[ ] Transition Report on Form 11-K

    For the Transition Period Ended: _________________________.


     Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

     If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:


                         PART I. REGISTRANT INFORMATION

Full Name of Registrant: ARIS INDUSTRIES, INC.

Former name if applicable: N/A

Address of principal executive office (Street and Number): 1411 Broadway

City, State and Zip Code: New York, NY 10018

================================================================================

                        PART II. RULE 12b-25 (b) AND (c)

     If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check appropriate box.)

[X] (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

[X] (b) The subject annual report, semi-annual report, transition report on Form 10-K, 20-F, 11-K or Form N-SAR, or portion thereof will be filed on or before the 15th calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

[ ]  (c) The accountant's statement or other exhibit required by Rule
         12b-25(c) has been attached if applicable.


                               PART III. NARRATIVE

     State below in reasonable detail the reasons why Form 10-K, 11-K, 20-F, 10-Q, N-SAR or the transition report portion thereof could not be filed within the prescribed time period. (Attach extra sheets if needed.)

     The installation of a new system and integration of the Company's systems has caused a delay in the completion of the financial statements and related sections of the Form 10-K.

                           PART IV. OTHER INFORMATION

     (1) Name and telephone number of person to contact in regard to this notification

Robert W. Forman                     (212)                        972-4900
--------------------------------------------------------------------------------
     (Name)                       (Area code)                 (Telephone Number)

     (2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).

                                 [X] Yes [ ] No


     (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

                                 [X] Yes [ ] No


     The Company incurred a net loss including non-recurring items of approximately $10,000,000-$11,000,000 for 1999, compared with a net loss of $3,900,000 for 1998.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.


Date: March 30, 2000

                                          ARIS INDUSTRIES, INC. (Registrant)


                                          By: /s/ PAUL SPECTOR
                                              ----------------------------------
                                          Paul Spector, Chief Financial Officer