Form 10-K
period 1999-12-31
ARIS INDUSTRIES INC
filed 2000-04-14
CIK 100979

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

For the fiscal year ended December 31, 1999          Commission file no.: 1-4814


                              ARIS INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


                New York                                         22-1715274
      (State or other jurisdiction                            (I.R.S. Employer
   of incorporation or organization)                         Identification No.)

      1411 Broadway, New York, NY                                   10018
(Address of principal executive offices)                         (Zip code)

        Registrant's telephone number, including area code: 212-642-4300

                               ------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during then preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

         Yes _X_         No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.

         Yes ___         No

     As of April 12, 2000, 79,506,735 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the 15,641,884 shares of voting stock of the Registrant held by non-affiliates of the Registrant at April 12, 2000 was $15,641,884.

     Documents incorporated by reference: None.



================================================================================

                              ARIS INDUSTRIES, INC.

                                TABLE OF CONTENTS


                                                                               Page
                                                                               ----

PART I ...........................................................................1
    Item 1.  Business.............................................................1
    Item 2.  Properties...........................................................6
    Item 3.  Legal Proceedings....................................................7
    Item 4.  Submission of Matters to a Vote of Security Holders..................7

PART II ..........................................................................8
    Item 5.  Market for Registrant's Common Equity
             and Related Security Holder Matters..................................8
    Item 6.  Selected Financial Data..............................................9
    Item 7.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations...............................................10
    Item 7A. Quantitative and Qualitative Disclosures about Market Risk .........14
    Item 8.  Financial Statements and Supplementary Data.........................14
    Item 9.  Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure................................................15

Part III ........................................................................16
    Item 10. Directors and Executive Officers of the Registrant..................16
    Item 11. Executive Compensation..............................................19
    Item 12. Security Ownership of Certain Beneficial Owners and Management......27
    Item 13. Certain Relationships and Related Transactions......................28

PART IV .........................................................................32
    Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K...32

SIGNATURES.......................................................................38

                                     PART I

Item 1. Business.

Introduction

     Aris Industries, Inc. (the "Company", the "Registrant" or "Aris"), through its wholly owned subsidiaries, designs, manufactures, imports and sells sportswear, outerwear and loungewear under a variety of tradenames, some of which are owned by the Company and some of which are licensed from others. The Company was incorporated in the State of New York in 1947. Reference to the Company includes its subsidiaries, where applicable. The Company's principal executive offices are located at 1411 Broadway, New York, NY. Its phone number at such offices is 212-642-4300.

     The Company designs and manufactures or imports various lines of men's and boys' outerwear, loungewear and sportswear under the Members Only trademark, which it owns, women's sportswear under the XOXO and Fragile trademarks, which it owns, and men's and boy's sportswear, outerwear and loungewear under the Perry Ellis and Perry Ellis America tradenames and boys' sportswear and activewear under the FUBU tradename, which it licenses from others. It also licenses the Members Only and XOXO name to others for certain product categories. The Company's products are marketed nationally in department stores, specialty stores and national retail chains. The Company also operates XOXO retail stores and outlet stores.

     During 1999, under the leadership of new management, the Company began its transformation to a multibrand jeanswear, sportswear, loungewear and outerwear company. During the year, Aris acquired ownership of XOXO, a women's sportswear label, which contributed substantially to the Company's increased sales. See, "The XOXO Transaction." The Company also entered into license agreements to use the following trademarks: Baby Phat(R) for young women's sportswear, Stetson(R) for a full line of sportswear and Brooks Brothers Golf(R) for sale of apparel to golf pro shops throughout the world. The Company plans to launch Brooks Brothers Golf(R) and Baby Phat(R) in 2000, and Stetson(R) in 2001. During the year, the Company also signed a new Perry Ellis America(R) jeanswear and sportswear license which was subsequently terminated in April 2000 and, following the year end, finalized an extension of its Perry Ellis(R) loungewear license. The Company also entered into a license to sell sportswear under the Cynthia Rowley(R) name commencing in 2001. See "License Agreements."

The XOXO Transaction

     On August 10, 1999, the Company's Europe Craft Imports, Inc. ("ECI") subsidiary consummated the merger of Lola, Inc. ("Lola"), the owner of the XOXO, Lola and Fragile labels. In exchange for all of Lola's common stock, the Company paid Lola's owners $10 million and issued an aggregate of 6.5 million shares of the Company's common stock. Immediately following the Merger, ECI contributed all of the assets and liabilities it acquired from Lola to a newly formed subsidiary of ECI, The XOXO Clothing Company, Incorporated ("XOXO Sub" or "XOXO"). Sales of XOXO clothing following the merger accounted for approximately 24% of the Company's sales for 1999.

     In connection with the XOXO Transaction, the Company entered into employment agreements with Gregg Fiene, the chief executive officer and a principal shareholder of Lola, and Hollis Fiene, Gregg Fiene's wife. See "Employment Agreements."

Licensing

     The Company has registered the trademark "Members Only" in the United States and 47 other countries, principally for use in connection with apparel and other men's clothing. In addition to selling products under the "Members Only" name, the Company licenses it to others. See "Member's Only Licensing Program."

     The Company is the registered owner of the XOXO trademark in the United States and has registrations pending in 30 other countries principally for use in connection with the manufacture and sale of women's sportswear.

     The Company also licenses the use of various "Perry Ellis" names, "FUBU," "Baby Phat," "Stetson," "Brooks Brothers Golf" and "Cynthia Rowley." See "License Agreements." ---

Members Only Licensing Program

     The Company has granted licenses of the "Members Only" trademark for the manufacture and sale of men's woven shirts, men's tailored suits and sportcoats, eyeglasses and cold weather accessories for distribution in the United States and for men's outerwear for distribution in Canada. During 1999, it also granted a master license for the use of the Members Only(R) trademark in Mexico.

XOXO Licensing Program

     The Company's XOXO subsidiary has granted licenses for the manufacture and sale of the following product categories in the United States only: belts, leather and suede sportswear, eyewear, handbags, jewelry, swimwear and activewear. In addition, the Company has granted master licenses for use of the XOXO trademark in Mexico, Central America and portions of South America for all product categories. The Company has also granted a license to a major Japanese corporation for the manufacture and sale of products in Japan that the Company does not otherwise manufacture. For the portion of 1999 that the Company owned XOXO, royalty income derived from licensing the XOXO name was $1,102,000.

License Agreements

     During 1999, the Company manufactured and sold products under license agreements permitting it to use the names Perry Ellis(R) and FUBU(R). Set forth below is a summary of the material terms of the license agreements:

     Perry Ellis. The Company has an agreement, expiring December 31, 2000, to use the trademarks Perry Ellis(R) and Perry Ellis Portfolio(R) in connection with the manufacture and sale of men's loungewear, sleepwear and robes (but excluding boxer shorts and silk boxers). The Territory in which such products may be sold is the United States. Under the agreement, the Company is obligated to pay royalties equal to 5% of net sales and an advertising fee equal to 2% of net sales.

     During April 2000, the Company entered into a new license agreement with Perry Ellis for such products for a term expiring December 31, 2003, with the Company having the right to renew for one additional three-year term if sales at regular prices equal or exceed $10 million during calendar year 2002. The royalty rate under the new agreement is 7% of net sales, and the Company is required to make an advertising payment equal to 2% of its net sales. Under the agreement, minimum royalties range from $805,000 in year one of the agreement to $1,015,000 in year three of the agreement, and minimum guaranteed advertising payments range from $345,000 in year one to $435,000 in year three. The guaranteed minimum royalty and guaranteed minimum advertising payments increase during the renewal terms. Under the agreement, the Company is permitted to sell the licensed products in better department stores and upscale specialty stores.

     During 1999, the Company continued to sell men's jeans and other sportswear under the Perry Ellis America(R) trademark pursuant to a license agreement with both Perry Ellis International, Inc. ("PEI") and Salant Corporation ("Salant") which expires on December 31, 2000. For calendar year 2000, the Company's minimum royalties are $800,000 to PEI and $159,375 to Salant. In August 1999, the Company entered into a new license agreement with PEI for the manufacture and sale of men's jeans and other denim products and casual sportswear for a term beginning January 1, 2001, and ending December 31, 2005. In April 2000, the Company and PEI agreed to terminate the new agreement, and to reduce the minimum royalties and advertising payments for the remainder of calendar year 2000.


     During 1999, the Company sold men's outerwear under the Perry Ellis(R), Perry Ellis Portfolio(R) and Perry Ellis America(R) trademarks pursuant to a license agreement with PEI. The license expires December 31, 2000. Pursuant to the agreement, the Company pays a royalty rate equal to 5% of net sales and an advertising rate equal to 2% of net sales. For 2000, the Company's minimum guaranteed royalties and minimum guaranteed advertising payments are $450,000 and $180,000, respectively. The Company has decided not to pursue renewal of such license.

     FUBU. During 1999, the Company sold boys' sportswear and activewear clothing under the trademark FUBU(R), pursuant to a license agreement with GTFM, Inc. The term of the license commenced on December 10, 1997 and expires May 31, 2000. The agreement gives the Company the right to successive renewals through April 30, 2005. The Company sent notice of renewal for a two year term through April 30, 2002. Pursuant to the agreement, the Company is obligated to pay royalties equal to 8% of net sales, and to make advertising payments of up to $50,000 in each "contract year" (which is May 1 through April 30). The minimum guaranteed royalty for the two year renewal term is $1,320,000 (May 1, 2000 through April 30, 2002).

     The licensed territory included the United States, Canada and Mexico. During 1999, the Company returned Canada and Mexico to the Licensor in exchange for a $400,000 credit against royalties.

New Licenses

     In addition to the foregoing, the Company also entered into license agreements to manufacture and sell products under the following trademarks:
Brooks Brothers Golf(R), Baby Phat(R), Stetson(R) and Cynthia Rowley(R). During 1999, the Company had not yet commenced selling products under any of those agreements. The material terms of such license agreements are set forth below.

     Brooks Brothers Golf. In November 1999, the Company entered into a license agreement with Brooks Brothers, Inc. to sell menswear, knits, sweaters, bottoms, outerwear, woven apparel, ties, headwear, hosiery, underwear and footwear solely in private and public golf course pro shops and resort pro shops worldwide. The term commenced on November 10, 1999 and expires March 31, 2006. The license is extendable by the Company until March 31, 2011, if it achieves certain minimum sales for the contract year April 1, 2004 - March 31, 2005. Pursuant to the agreement, the Company is obligated to pay royalties equal to 6% of net sales. The minimum guaranteed royalty ranges from $510,000 in year one of the license agreement to $1,500,000 in years six through ten; the advertising payments by the Company are the greater of 3% of net sales or $255,000 in year one up to $750,000 in years six through ten.

     Baby Phat. The Company has entered into a license agreement with Phat Fashions LLC to manufacture and sell casual apparel for women in all fabrics, excluding swimwear and accessories, under the Baby Phat(R) trademark for a term which commenced on July 1, 1999 and expires on December 31, 2004. The Company was granted ten renewal terms of five years each. Pursuant to the agreement, the Company is obligated to pay a royalty equal to 8% of its net sales of regularly priced products, and 6% of net sales at outlet stores, or for items sold at 25% or more below the Company's regular selling prices. Pursuant to the agreement, the Company's minimum guaranteed royalties range from $960,000 in the first year of the agreement to $1,920,000 in 2004. Its minimum advertising payments equal 3% of the minimum sales requirements.

     Stetson. The Company is party to a license agreement with John B. Stetson Company for the manufacture and sale of men's, women's and children's casual apparel to be sold under the trademarks Stetson(R) and Stetson Clothing Company(R) for a term commencing January 11, 1999 and ending December 31, 2004. The Company has the right to renew the agreement for six consecutive five-year terms. Pursuant to the agreement, the Company is obligated to pay royalties equal to 4% of net sales during the initial term and the first renewal term, and 5% thereafter. The royalty for off- price and closeouts is half of the regular royalty rate. Pursuant to the agreement, the Company is obligated to spend not less than 3% of its net sales in the U.S. and 2% of its net sales outside the U.S. on advertising. The guaranteed minimum royalty payment ranges from $250,000 for 2000 to $2,000,000 in 2004. Pursuant to the agreement, the Company may only sell the licensed product in first line, high quality retail, specialty and department stores, mail order catalogs and duty-free shops, and may not sell to mass merchandisers.

     Cynthia Rowley. The Company entered into a license agreement to sell men's, women's and children's jeanswear apparel under the name Cynthia Rowley(R) for a term commencing January 1, 2000 and ending June 30, 2006. The Company is obligated to pay royalties equal to 7% of its net sales of regularly priced merchandise, and 3.5% of net sales for outlet stores and closeouts. It is also required to spend not less than 3% of the preceding year's net sales on advertising. The first year of the term ends on June 30, 2002, and the Company's minimum royalties for each year of the term is $560,000, and the annual minimum guaranteed advertising is $240,000. The licensed territory is worldwide, excluding Japan, Korea, China, Hong Kong, Singapore, Indonesia, Thailand, India, Taiwan and Vietnam. The Company is permitted to sell the licensed products at better department stores and specialty stores.

Design, Manufacturing and Importation

     All of the Company's products, other than its XOXO line, are manufactured overseas by independent factories, each of which must satisfy the Company's quality and delivery standards, pursuant to design samples and specifications provided by the Company. The Company presently imports products from Hong Kong, Korea, China, Guatemala, the Philippines, Bangladesh, Sri Lanka, Indonesia, India, Taiwan, United Arab Emirates, Cambodia, Nepal, Mexico, Thailand and the Dominican Republic. XOXO utilizes its own cutting facilities in California and contracts out with unaffiliated domestic third parties to finish the garments.

Customers, Marketing and Distribution

     The Company's products are sold primarily to department and specialty stores and national retail chains. The Company has sales to one customer that represent 4%, 13% and 10% of consolidated Net Sales for the years ended December 31, 1999, 1998 and 1997, respectively.

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

Seasonality

     The Company's outerwear business is particularly impacted by unusually warm weather or the late arrival of cold weather. Other aspects of the Company's business may also be adversely effected by unusual weather patterns and fashion trends.

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

Trademarks

     The Company has registered a variety of trade names, service marks and trademarks ("Trademarks") with the United States Patent and Trademark Office including "Members Only," "XOXO" and "Fragile" Trademarks. Registration of the Trademarks is renewable for as long as the use thereof continues. The Company considers certain of its Trademarks to be of material importance to its business and actively defends and enforces those Trademarks.

     The Company also holds licenses to manufacture and distribute certain apparel products under the "Perry Ellis", "Perry Ellis America," "FUBU," "Stetson," "Baby Phat," "Cynthia Rowley," and "Brooks Brothers Golf" Trademarks. The Company plans to commence selling products under the Baby Phat(R) and Brooks Brothers Golf(R) names in 2000 and under the Stetson(R) and Cynthia Rowley(R) name in 2001.

Employees

     As of December 31, 1999, the Company and its subsidiaries had approximately 763 full and part-time employees. The Company's employees at its New Bedford, Massachusetts warehouse are represented by a labor union. The Company is currently in the process of negotiating a collective bargaining agreement with such union. The Company regards its employee relations as satisfactory.

Foreign Sales

     Although the Company sells products in Canada, Mexico and South America, such sales do not comprise a significant portion of the Company's sales.

Business Segment Data

     The Company is engaged in one business, the design, manufacture or importation and sale of sportswear, outerwear, activewear and loungewear. The Company's business is conducted domestically, with substantially all of its net sales derived from domestic customers, although it contracts with others to manufacture certain of its products overseas.

Item 2. Properties.

     The Company currently has approximately 53,000 square feet of leased space for its executive and sales offices and showrooms at 1411 Broadway and 463 Seventh Avenue in New York City, approximately 11,615 square feet of office and showroom space at 1466 Broadway in New York City for XOXO and approximately 174,939 square feet in Commerce and Los Angeles, California for office, showroom, manufacturing and distribution facilities used in connection with XOXO's business. As the Company grows and expands its product offerings, it may need additional office, sales and showroom facilities. The Company leases approximately 300,000 square feet of warehouse space in New Bedford, Massachusetts, and leased 125,000 square feet in Secaucus, New Jersey which expired in March 2000, and was phased out in December, 1999. The Company has eight retail outlets in the following locations: Tennessee, Virginia, Florida, California and New Jersey, as well as four full-price retail stores in New York and California.

Item 3. Legal Proceedings.

     The Company, in the ordinary course of its business, is party to various legal actions the outcome of which the Company believes will not have a material adverse effect on its consolidated financial statements at December 31, 1999.

     The Company's XOXO subsidiary is party to a settlement with the United States Department of Labor ("DOL") concerning its compliance with certain wage and hour regulations. Pursuant to such settlement, XOXO agreed to pay certain current and former employees an aggregate of $83,000. XOXO also agreed to change the future status of certain positions from salaried to hourly and to pay overtime to those employees if they work more than certain prescribed hours.

     The Company's XOXO subsidiary is party to certain equipment leases that its predecessor, Lola, Inc., had entered into with Matrix Funding Corp. ("Matrix"), who has claimed that Lola's merger into ECI allows it to accelerate the payment of all amounts due under such leases. As of December 31, 1999, the aggregate amount due through December 31, 2001 under the leases was approximately $1,150,000, which the Company is continuing to pay in regular monthly installments. If Matrix succeeds in accelerating such lease payments, the Company will be required to obtain an alternative source of financing. There can be no assurance that the Company will be able to obtain such financing.

     Two former sales representatives of the Company, who are 64 and 73 years old and were dismissed following the Simon Transaction, have threatened to sue the Company under certain state and federal age discrimination laws. The Company believes their claims are without merit and intends to defend vigorously against such claims if they are pursued.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1999.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Security Holder
        Matters.

     The Company's Common Stock is traded in the over-the-counter (OTC) market under the symbol AISI. Set forth below are the high and low bid prices for a share of the Common Stock for each fiscal quarter during the prior two fiscal years, as reported in published financial sources. Pursuant to the terms of the Company's loan agreements, the Company has agreed not to declare or pay any dividends (other than stock dividends) on the Common Stock without the prior written consent of its lenders. The Company has not paid any dividends during the last two fiscal years and does not intend to pay any cash dividends in the foreseeable future. The price quotations set forth below reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                               High              Low
                                               ----              ---

          1998     First Quarter             $2.0625           $1.3125
                   Second Quarter             2.125              .875
                   Third Quarter              1.0625             .625
                   Fourth Quarter              .875              .125

          1999     First Quarter              3.6875             .625
                   Second Quarter             3.0000            1.5625
                   Third Quarter              3.4375            2.0000
                   Fourth Quarter             3.3125            2.0000

     There were approximately 3,960 shareholders of record as of March 8, 2000 and the closing price of a share of the Common Stock was $1.1875 on March 8, 2000.

Recent Sales of Unregistered Securities

     At the closing of the Simon Purchase Transaction on February 26, 1999, (i) The Simon Group acquired 24,107,145 shares of Common Stock and 2,093,790 shares of Series A Preferred Stock (convertible into 20,937,790 shares of Common Stock) for $20,000,000 and (ii) the Company redeemed from AIF the Series B Junior Secured Note of the Company including all accrued interest thereon (representing a total indebtedness of $10,658,000) in exchange for $4,000,000 in cash plus 5,892,856 shares of common stock and 512,113 shares of Series A Preferred Stock (convertible into 5,121,130 shares of Common Stock). All such shares were sold to The Simon Group and AIF in a private, negotiated transaction, exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") as a transaction not involving any public offering. During July 1999, all of the Preferred Shares were converted automatically into common stock.

     In March 1999, the Company issued 700,000 shares of Common Stock to Warnaco, Inc. in consideration for Warnaco's consent to the Simon Purchase Transaction (See "Certain Relationships and Related Transactions -- Agreements with Warnaco"). In March 1999, the Company issued 250,000 shares of Common Stock to Shapiro Forman & Allen LLP, in partial payment for services rendered by such law firm to The Simon Group in connection with the Simon Purchase Transaction, which services, under the terms of the Purchase Agreement, were to be paid for by the Company. These share issuances are exempt from registration pursuant to
Section 4(2) of the Securities Act as transactions not involving any public offering.

     On August 10, 1999, as partial consideration for the acquisition of Lola, Inc., the Company issued 6.5 million shares of common stock to the three stockholders of Lola, one of which is the chief executive officer of the Company's XOXO subsidiary. The issuance of such shares were exempt from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering.

Item 6. Selected Financial Data

                                        (In thousands except for per share data)
=============================================================================================================================
                                                                                              11 Months            53 Weeks
                                       Year Ended       Year Ended        Year Ended            Ended                Ended
-----------------------------------------------------------------------------------------------------------------------------
                                       12/31/99(4)        12/31/98          12/31/97 (3)     12/31/96 (1)            2/3/96
-----------------------------------------------------------------------------------------------------------------------------
Net sales                              $ 175,359         $ 127,680         $  94,539           $ 130,155           $ 171,963
-----------------------------------------------------------------------------------------------------------------------------
Income (loss) from  continuing
operations before extraordinary
items (5)                                (10,583)           (4,250)            2,333               2,104              (8,057)
-----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                        (10,583)           (3,728)            2,333              12,966(2)           (8,057)
-----------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share before
extraordinary items - basic                 (.19)             (.29)              .18                 .18                (.68)
-----------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share before
extraordinary items - diluted               (.19)             (.29)              .16                 .17                (.68)
-----------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share - basic           (.19)             (.25)              .18                1.09                (.68)
-----------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share - diluted         (.19)             (.25)              .16                1.07                (.68)
-----------------------------------------------------------------------------------------------------------------------------
Total assets                             106,117            77,332            73,837              44,855              93,928
-----------------------------------------------------------------------------------------------------------------------------
Long-term obligations                     14,342            16,438            16,930              16,702              66,505
-----------------------------------------------------------------------------------------------------------------------------
Working capital                            7,419             9,551            11,738              12,370              29,809
-----------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                      39,251            14,092            17,814              14,755                 564
=============================================================================================================================

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

3. Includes results of operations and assets and liabilities of Davco from its acquisition on July 15, 1997.

4. Includes results of operations and assets and liabilities of XOXO from its acquisition on August 10, 1999.

5.   Includes restructuring and other charges of $8,961,000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements, including the notes thereto, and the "Selected Financial Data" included on pages F-1 through F-21 and Page 9, respectively, of this Annual Report.

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

     During 2000, the Company expects to continue to incur restructuring charges in connection with the consolidation of its operations and facilities. In addition, the Company expects to continue to incur startup expenses during 2000 in connection with its new license arrangements without significant related revenues during such period.

Year 2000 Compliance

     The Company successfully completed its Year 2000 compatibility and compliance testing during December 1999. The Company did not incur any significant problems or unanticipated expenses related to Year 2000 compliance issues.

FINANCIAL CONDITION

Working Capital, Liquidity, Capital Expenditures

     As of December 31, 1999, the Company had working capital of approximately $7,419,000 compared to $ 9,551,000 at December 31, 1998. The decrease was due to the Company's net loss incurred for the year ended December 31, 1999, partially offset by the capital infusion provided by the Simon Purchase Transaction. During the year, the Company financed its capital expenditures and business acquisitions principally through credit facilities and the issuance of common stock.

     On February 26, 1999, simultaneous with the closing of the Simon Purchase Transaction, the Company and its subsidiaries entered into a Financing Agreement with CIT Commercial Services Group, Inc. ("CIT") and certain other financial institutions, whereby such lenders agreed to provide a revolving credit facility of up to $ 65,000,000 for working capital, loans, and letters of credit financing, which expires on February 26, 2002. The obligations under the Financing Agreement are collateralized by liens on substantially all of the assets of the Company's subsidiaries. The revolving credit facility provided by such Financing Agreement replaced the Company's prior working capital facilities. For revolving credit loans, interest accrues at the bank's prime rate. For Eurodollar loans, interest accrues at a rate per annum equal to the Eurodollar rate plus 2.5%. The
Agreement contains various financial and other covenants and conditions, including, but not limited to, limitations on paying dividends, making acquisitions and incurring additional indebtedness. As of December 31, 1999 the Company had availability under the facility of approximately $ 6,426,000 and was incurring interest at prime or 8.50%.

     In connection with the XOXO transaction, the Company's loan agreement was amended to increase the revolving credit line to $ 80,000,000, and to provide for a term loan of $ 10,000,000. The term loan bears interest at prime plus one-half percent and is payable in quarterly installments of $ 500,000, plus interest, commencing January 1, 2000, with a balloon payment of $ 5,500,000 on February 26, 2002, the maturity date. The Company is required to make certain mandatory prepayments based upon " excess cash flows" as defined in the amendment to the loan agreement.

     On October 21, 1998, the Company entered into an amendment of its agreement with BNY Financial Corporation ("BNY") providing that payment of scheduled interest payments otherwise due to BNY on November 3, 1998 would be deferred until February 1, 1999. Pursuant to agreements with BNY, the payments due February 1, 1999 were paid on February 26, 1999 upon the closing of the Simon Purchase Transaction. The Company's interest payments to BNY scheduled for May 3, August 2, and November 1, 1999 and the Company's principal payments scheduled for November 3, 1999 were paid on their due dates.

     The Company's long-term indebtedness also includes its obligations to BNY under the Series A Junior Secured Note Agreement dated June 30, 1993, pursuant to which BNY was owed, as of December 31, 1999 the sum of $ 6,942,000 (which includes $ 1,042,000, representing the quarterly interest payments that were deferred for the period February 1, 1996 through January 31, 1998 by agreement with BNY in September 1997) plus interest at the rate of 7% per annum, with a final maturity date of November 3, 2002. The principal of BNY's Note is payable on November 3 of each year as follows:

                   Year                                  Amount
                   ----                                  ------

                   2000                               $  600,000
                   2001                               $1,100,000
                   2002                               $5,242,000

     BNY is also entitled to receive mandatory prepayments based upon 50 % of certain "excess cash flows" of the Company as defined in the Company's note agreements with BNY.

     As a result of the Simon Purchase Transaction and the CIT Financing Agreement, the Company believes it has adequate liquidity and capital resources to meet its requirements for at least the next twelve months. The Company expects to incur approximately $4,100,000 capital expenditures which the Company expects to fund through its working capital facility.

     Capital Expenditures. Capital expenditures were $4,289,000 for the year ended December 31, 1999 compared to $233,000 in the year ended December 31, 1998. The increase was due to the following: (i) the inclusion of capital expenditures incurred by XOXO for in-store shops and cutting equipment; and,
(ii) construction expenses and equipment purchases incurred in connection with the consolidation of the Company's office, showroom and distribution facilities.

Results of Operations:

1999 Compared to 1998

     Net Income. The Company reported a net loss of $ 10,583,000 for the twelve months ended December 31, 1999 compared to a net loss of $ 3,728,000 for the twelve months ended December 31, 1998. The loss in 1999 included restructuring and other charges, consisting of (i) $ 2,401,000 in severance payment pursuant to the Retention Agreement between the Company and its former President and other severance of $ 182,000 (ii) a nonrecurring charge of $ 3,749,000 in connection with the write-off of impaired goodwill, and (iii) additional charges of $ 2,629,000 relating to the consolidation of the Company's operations and facilities. In addition, the Company incurred $ 2,235,000 in start-up costs associated with new licensing arrangements for which product launches are scheduled for fiscal 2000 and 2001 and for costs related to its new distribution facility prior to the commencement of its operations. Additionally, due to the adverse retail environment, the Company gave accommodations, in the form of markdowns, to customers to help them alleviate the generally poor sales at the retail level. This loss was partially offset by an improvement in operations attributable to increased sales and margins along with a reduction of interest expense due to the conversion of Apollo debt to equity and the reduction of borrowings due to the infusion of funds from the Simon Purchase Transaction.

     Net Sales. The Company's net sales increased from $ 127,680,000 during the twelve months ended December 31, 1998 to $ 175,359,000 during the twelve months ended December 31, 1999. This increase of $ 47,679,000 was a result of increased sales of products under the "FUBU" license which amounted to $ 22,713,000 during the twelve months ended December 31, 1999 as compared to the twelve months ended December 31, 1998 which reflected the Company's initial shipment of the "FUBU" products. In addition, there was an increase in sales due to the inclusion of XOXO sales of $ 42,913,000 from August 10, 1999, the date of the XOXO acquisition. These increases in sales were partially offset by a decrease in sales of the Members Only(R) product line in the amount of approximately $ 10,908,000 , a reduction of $ 1,466,000 in the Company's "Perry Ellis" product lines which suffered a lack of consumer demand along with a reduction of private label sales and the phase out of the "Jeffrey Banks" product lines resulting in a decrease of sales in the approximate amount of $ 5,573,000.

     Gross Profit. Gross Profit for the twelve months ended December 31, 1999 was $ 50,534,000 or 28.8% of net sales compared to $ 29,540,000 or 23.1 % for the twelve months ended December 31, 1998. Gross profit was positively impacted by sales of higher margin XOXO branded products included from August 10, 1999, the date of the XOXO acquisition which included markdowns provided to customers previously discussed above, and sales of the Company's "FUBU" product lines partially offset by the weak performance of the Company's "Perry Ellis America" brand which suffered from a lack of consumer demand which caused the Company to liquidate prior season inventory at reduced prices.

     Commission and Licensing Income. Commission and Licensing Income increased from $ 1,570,000 for the twelve months ended December 31, 1998 to $ 2,571,000 for the twelve months ended December 31, 1999. This increase was primarily due to the inclusion of commission and licensing income of $ 1,102,000 from XOXO's operations from August 10, 1999, the date of the XOXO acquisition.

     Selling and Administrative Expenses. Selling and administrative expenses were $48,057,000 or 27.4% of net sales for the twelve months ended December 31, 1999 compared to $ 29,950,000 or 23.5% of net sales for the twelve months ended December 31, 1998. The increase in selling and administrative was attributable to the inclusion of XOXO's Selling and Administrative expenses from August 10, 1999, the date of the acquisition, along with increased fixed and variable expenses relating to the " FUBU" licensed product line. The increase in selling and administrative expenses as a percentage of net sales was primarily due to the inclusion of XOXO's selling and administrative expenses from the date of acquisition. During 2000 the Company has initiated an extensive cost savings program at XOXO.

     Start-up Costs. During the year ended December 31, 1999, the Company incurred $1,181,000 of start-up costs relating to various license agreements for which product launches are scheduled in years 2000 and 2001. These start-up costs consist of salaries, samples and related supplies directly attributable to the newly licensed operations. The Company expects to continue to incur such costs during 2000 in connection with several of its new license arrangements. In addition, the Company incurred $1,054,000 of start up costs in connection with its new distribution facility prior to commencement of its operation.

     Interest Expense. Interest expense for the year ended December 31, 1999 was $4,185,000, a decrease of $1,035,000 or 19.8% compared to interest expense of $5,220,000 for the year ended December 31, 1998. The decrease was primarily due to the conversion of Apollo debt to equity and the reduction of borrowings resulting from the infusion of funds from the Simon Purchase Transaction, offset partially by interest on the Company's $ 10,0000,00 Term Loan. Interest expense on the Company's working capital facility increased due to an increase in the prime lending rate from 7.75% to 8.50% during the twelve months ended December 31, 1999.

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

     Selling and Administrative Expenses. Selling and Administrative expenses were $29,950,000 or 23.5% for the twelve months ended December 31, 1998 as compared to $23,474,000 or 24.8% for the twelve months ended December 31, 1997, an increase of $6,476,000 or 27.6%. The increase in Selling and Administrative expenses were primarily due to the inclusion for the entire 1998 fiscal year, Selling and Administrative expenses of Davco, whose assets were acquired by the Company on July 15, 1997 and the addition of the new "FUBU" license during 1998.

     Interest Expense. The Company's interest expense for 1998 increased by $2,115,000 or 68.1% compared to 1997. As a result of the Company's decreased net income, increased borrowings against the Company's lines of credit were necessary in order to source and ship the FUBU licensed products which were in demand in 1998. Additionally, increased borrowings were required to support the Davco operation for the entire 1998 fiscal year as compared to only five and a half months in 1997. These increased borrowings resulted in an increase in interest and debt expense.

Net Operating Loss Carryforwards

     At December 31, 1999, the Company has available net operating loss carryforwards for federal income tax purposes of approximately $80,000,000 which expire during fiscal 2000 through 2018. As a result of the change in control of the Company caused by the Simon Purchase Transaction, the utilization of these net operating loss carryforwards are limited by Section 382 of the Internal Revenue Code to approximately $1,500,000 annually. Accordingly, the Company expects that a significant portion of these net operating loss carryforwards will expire. In addition, the Company's alternative minimum tax credit carryovers are subject to similar restrictions but do not expire.

Effect of Inflation

     The Company does not believe that inflation has had any material  impact on
its  operating   results  for  any  of  the  fiscal  periods  discussed  in  the management's discussion and analysis.

Item 7A.  Quantitative  and Qualitative Disclosures About Market Risk

     Not applicable.


Item 8.  Financial Statements and Supplementary Data.

     The financial statements and supplementary data listed in the accompanying Index at Part IV, Item 14(a)1 and 14(a)2 are filed as a part of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     On April 19, 1999, the Company engaged PricewaterhouseCoopers LLP ("PwC") as the Registrant's independent accountants for 1999, replacing Deloitte & Touche LLP (the "Former Accountants") as the Registrant's independent auditors. The change was approved by the Registrant's board of directors.

     The Former Accountants' report on the Registrant's consolidated financial statements for each of the past two years did not contain any adverse opinion or disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles.

     During the Registrant's two most recent fiscal years and any subsequent interim period, there were no disagreements between the Registrant and the Former Accountants on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures, nor were there any "Reportable Events" within the meaning of Item 304(a)(1)(iv) of Regulation S-K. The Former Accountants filed a letter with the Commission agreeing with the foregoing statement.

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

Name                   Age     Position
--------------------------------------------------------------------------------
Arnold H. Simon        54      Director, Chairman and Chief Executive Officer
                               of the Company since February 26, 1999;
                               President since August 15, 1999.
--------------------------------------------------------------------------------
Robert A. Katz         33      Director since 1993.
--------------------------------------------------------------------------------
Debra Simon            43      Director since March 18, 1999.
--------------------------------------------------------------------------------
Howard Schneider       72      Director since March 18, 1999.
--------------------------------------------------------------------------------
Mark Weiner            45      Director since June 17, 1999.
--------------------------------------------------------------------------------
Paul Spector           58      Senior Vice President, Chief Financial Officer,
                               Treasurer and Secretary
--------------------------------------------------------------------------------
Gregg Fiene            48      Vice Chairman and Director since August 10, 1999,
                               Chief Executive Officer of XOXO Clothing Company
--------------------------------------------------------------------------------
Vincent F. Caputo      46      Vice President, Assistant Treasurer and Assistant
                               Secretary
--------------------------------------------------------------------------------
Steven Feiner          32      Director since March 23, 2000.
--------------------------------------------------------------------------------
Joseph Purritano       41      Vice President - Sales
--------------------------------------------------------------------------------
Tom Nastos             41      Vice President - Production
--------------------------------------------------------------------------------

     Arnold H. Simon became Chairman of the Board of Directors and Chief Executive Officer of the Company, ECI and ECI Sportswear on February 26, 1999. From 1985 until December 1997, Mr. Simon was president of Rio Sportswear, Inc., and from 1994 until December 1997, he was President, Chief Executive Officer and a Director of Designer Holdings Ltd., which he founded. Mr. Simon has an aggregate of 30 years of experience in the apparel industry. Mr. Simon is the Managing Member of The Simon Group and has sole voting and investment power with respect to the shares of the Company owned by The Simon Group. Mr. Simon currently owns a majority of the membership interests in the Simon Group. Mr. Simon is married to Debra Simon.

     Robert A. Katz has been a Director of the Company since June 1993. Mr. Katz is an officer of Apollo Advisors, L.P. and of Lion Advisors, L.P., with which he has been associated with since 1990. Mr. Katz is also a director of Vail Resorts, Inc., QDI, Inc., and Clark Retail Group, Inc.

     Debra Simon became a Director of the Company on March 18, 1999. Ms. Simon was Executive Vice-President and a Director of Designer Holdings Ltd. from March 1994 until December 1997, and was Vice-President of Rio Sportswear, Inc. from 1985 until 1997. Ms. Simon is the wife of Arnold H. Simon.

     Howard Schneider became a Director of the Company on March 18, 1999. Mr. Schneider has been engaged as a Certified Public Accountant with the firm Schneider, Schechter & Yoss, an accounting firm based in Lake Success, New York, for the past 30 years. Mr. Schneider performs accounting services for The Simon Group and Mr. and Ms. Simon personally.

     Mark S. Weiner is currently, and for more than the past five years has been, president of Financial Innovations, Inc., a private marketing and merchandising company. Mr. Weiner was deputy treasurer of the Democratic National Committee from 1989 to 1993 and currently serves as treasurer of the Democratic National Governors Association.

     Paul Spector has been Senior Vice President and Chief Financial Officer of the Company since May 1992 and Treasurer and Secretary of the Company since August 1991. From 1986 until May 1992, Mr. Spector was Vice President of the Company and from 1983 until August 1991 Mr. Spector was Controller of the Company.

     Gregg Fiene has been vice chairman of the Company's board of directors and chief executive officer of the Company's XOXO subsidiary since August 10, 1999. He co-founded Lola, Inc. ("Lola"), the owner of XOXO(R) until its merger with ECI, Mr. Fiene was the chairman and chief executive officer and a principal shareholder of Lola.

     Vincent F. Caputo has been Vice President, Assistant Treasurer and Assistant Secretary of the Company since May 1992. From April 1988 until May 1992, Mr. Caputo was Director of Taxes for the Company.

     Steven Feiner was appointed to the Board on March 23, 2000 to fill the vacancy created by the death of David Fidlon. Mr. Feiner is, and has been for more than the past five years, the owner and operator of various privately held apparel concerns.

     Joseph Purritano has been Vice President of Sales of the Company since June 1999. From 1993 to 1997, Mr. Purritano was vice president of Calvin Klein
Jeanswear and from 1997 until June 1999, he was president of Calvin Klein Jeanswear, which was acquired by Warnaco Group, Inc. in 1997.

     Tom Nastos has been Vice President of Production of the Company since July 1998. From 1990 to 1998, Mr. Nastos was President and Chief Operating Officer of Synergy, Inc., a private label supplier of apparel.

Board Meetings and Committees

     The Board held four meetings during the fiscal year ended December 31, 1999 and acted by unanimous written consent two times.

     Following the Simon Transaction, the Board's Audit Committee during the fiscal year ended December 31, 1999 consisted of Messrs. Fidlon and Schneider. The Audit Committee is charged with reviewing matters relating to the annual consolidated financial statements prepared by the Company's management and audited by the independent auditors, reviewing interim financial statements and evaluating internal controls and systems established by the Company. The Audit Committee did not meet during the 1999 fiscal year.

     Following the Simon Transaction, the Board's Compensation and Stock Option Committee during the fiscal year ended December 31, 1999 consisted of Messrs. Simon, Schneider and Weiner. The Compensation and Stock Option Committee is charged with reviewing and making determinations with respect to compensation to be paid to officers and other employees of the Company and with administering and making determinations under the Company's stock option plan. The
Compensation and Stock Option Committee met or acted by unanimous written consent one time during 1999.

     During 1999, the Board established an Executive Committee with all powers and responsibilities allowed under the Company's by-laws in the New York Business Corporation Law. The initial members of the Committee were Messrs. Simon and Katz. At the annual meeting of directors held in June 1999, David Fidlon was added to the Executive Committee. During 1999, the Executive Committee acted by unanimous written consent once and informally on several occasions.

Item 11.  Executive Compensation.

     The following table presents the compensation paid, on a cash basis, to the Chief Executive Officer of the Company and the four most highly compensated executive officers of the Company as of December 31, 1999 who received compensation in excess of $100,000.


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Long-Term
                                                        Annual Compensation                       Compensation
------------------------------------------------------------------------------------------------------------------------------------
                                                                                Other              Securities
          Name and            Fiscal                                           Annual           Underlying Stock         All Other
     Principal Position        Year      Salary ($)       Bonus ($)        Compensation($)        Options (#)        Compensation($)
------------------------------------------------------------------------------------------------------------------------------------
Arnold H. Simon,               1999       634,615(9)                         208,840(13)          1,000,000              26,137 (14)
Chairman, Chief
Executive Officer of the
Company and President
------------------------------------------------------------------------------------------------------------------------------------
David Fidlon,                  1999       317,308(9)                                                  -0-
Executive Vice President
and Chief Operating
Officer(12)
------------------------------------------------------------------------------------------------------------------------------------
Charles S. Ramat,              1999       132,909          -0-                                    1,000,000 (7)       $2,400,716 (6)
President, Chairman and        1998       579,842        250,636 (1)                                  -0-               $155,914 (2)
Chief Executive Officer        1997       562,754        227,871 (3)                                750,000 (4)          $46,649 (5)
------------------------------------------------------------------------------------------------------------------------------------
Tom Nastos, Vice               1999       382,666                                                   750,000 (11)
President -                    1998       330,000                                                   250,000 (11)
Manufacturing
------------------------------------------------------------------------------------------------------------------------------------
Gregg Fiene,                   1999       281,250(8)
Vice Chairman, Chief
Executive Officer of
XOXO Clothing
Company
------------------------------------------------------------------------------------------------------------------------------------
Joseph Purritano,              1999       288,462(10)    250,000                                    750,000
Vice President - Sales
------------------------------------------------------------------------------------------------------------------------------------

(1) Includes (i) payments during 1998 of the one-time non-recurring success bonus earned for the 1996 fiscal year with respect to the sale of the Company's Perry Manufacturing Company subsidiary ("Perry") on September 30, 1996; and (ii) bonus is based upon achievement of performance targets of the Company and its subsidiaries in 1997. See "Employment Agreements."

(2) Includes portion of bonus (50%) earned for the 1995 fiscal year, which pursuant to Mr. Ramat's Employment Agent with the Company, was paid three years after completion of such fiscal year (that is, during 1998) contingent on the market value of the Common Stock at such later time. See "Employment Agreements."

(3) Includes monthly installments paid during fiscal 1997 of the one-time non-recurring success bonus earned for the 1996 fiscal year with respect to the sale of Perry on September 30, 1996. Also includes Mr. Ramat's bonus for services on behalf of ECI for the 1997 fiscal year.

(4) These options were granted on August 28, 1997 under the Company's 1993 Incentive Stock Option Plan and were to have vested eight years from the date of grant, subject to accelerated vesting in the event of certain refinancings of the Company's secured indebtedness. In accordance with the terms of such Plan, these options vested on the closing date of the Simon Purchase Transaction due to the change in control of the Company.

(5) Includes portion of bonus (50%) earned for the 1994 fiscal year, which pursuant to Mr. Ramat's Executive Employment Agreement with the Company, was paid three years after completion of such fiscal year (that is, during 1997) contingent on the market value of the Common Stock at such later time. See "Employment Agreements".

(6) Effective with the Closing of the Simon Purchase Transaction, Mr. Ramat relinquished the position of Chairman and Chief Executive Officer. Effective March 29, 1999, the Company terminated Mr. Ramat's employment. As a result, he received a severance payment of $2,400,716.

(7) In connection with the Simon Purchase Transaction, Mr. Ramat received options to purchase 1,000,000 shares at $.48 per share, all of which fully vested on the termination of his employment.

(8)  Represents salary since date of XOXO Transaction, August 10, 1999.

(9)  Represents  salary since date of Simon Purchase  Transaction,  February 26,
     1999.

(10) Mr. Purritano joined the Company on June 10, 1999.

(11) In connection with Mr. Nastos' joining the Company, his employment agreement provided for the grant of 1,000,000 options.

(12) Mr. Fidlon died in February 2000.

(13) Includes $87,800 in tax and accounting services and $102,000 in automobile expenses paid on behalf of Mr. Simon pursuant to his employment agreement.

(14) Represents pro rata share of premiums for a life insurance policy a portion of which Mr. Simon has the right to designate the beneficiary.

Stock Option Plan and Stock Options

1993 Stock Incentive Plan

     On June 30, 1993, the Company's 1993 Stock Incentive Plan was adopted (the "1993 Stock Incentive Plan"). The 1993 Stock Incentive Plan authorizes the Company's Board of Directors (or a committee thereof), to award to employees and directors of, and consultants to, the Company and its subsidiaries (i) options to acquire Common Stock of the Company at prices determined when the options are granted, (ii) stock appreciation rights (entitling the holder to a payment equal to the appreciation in market value of a specified number of shares of Common Stock over a specified period), (iii) restricted shares of Common Stock whose vesting is subject to terms and conditions specified at the time of grant, and
(iv) performance shares of Common Stock that are granted upon achievement of specified performance goals. Options granted pursuant to the 1993 Stock Incentive Plan may be either "incentive stock options" within the meaning of
Section 422A of the United States Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified options. As originally adopted on June 30, 1993, a maximum of 1,200,000 shares of Common Stock can be covered by awards under the 1993 Stock Incentive Plan. On August 28, 1997, the Board of Directors of the Company approved an amendment to the 1993 Stock Incentive Plan to increase to 2,500,000 the maximum number of shares of Common Stock which can be covered by awards under the Plan; on April 6, 1998, the Board approved a further amendment to the 1993 Stock Incentive Plan to increase to 3,500,000 the maximum number of shares of Common Stock which can be covered by awards under the Plan. The amendment increasing such maximum to 3,500,000 shares was approved by the shareholders of the Company at the Annual Meeting of Stockholders held on July 9, 1998. On April 12, 1999, the Company's board of directors approved an amendment to the Stock Option Plan increasing the number of shares for which options may be granted to 7,000,000. Shareholders approved such amendment at the Annual Meeting of Shareholders held on June 17,

1999. On March 23, 2000, the Board approved a further amendment increasing the number of shares for which options may be granted under the Plan to 10,000,000. The Company intends to present such amendment to shareholders at the 2000 Annual Meeting.

     The 1993 Stock Incentive Plan provides that any shares subject to an option under the Plan which terminate, are canceled or expire without being exercised may again be subjected to an option under that plan, subject to the earlier termination of that plan.

     As at December 31, 1999, options to purchase 8,621,316 shares of Common Stock were outstanding under the 1993 Stock Incentive Plan. In accordance with the terms of the Plan, all outstanding options as of February 26, 1999
(1,803,000 options) to the extent not already vested, vested and became exercisable on that date, the closing date of the Simon Purchase Transaction.

Option Grants

     The following table sets forth information regarding grants of stock options to the Named Executive Officers during the last fiscal year. No SARs were granted during the last fiscal year.

                                                                                                       Potential Realizable Value
                                                                                                         at Assumed Annual Rates
                                            % of Options/                                                 of Stock Appreciation
                                            SARs Granted                                                   for Option Term ($)
                        Options/SARs        to Employees         Exercise       Expiration           -------------------------------
Name                      Granted       during Fiscal Year     Price/Share         Date              5% per year        10% per year
----                    ------------    ------------------     -----------      ----------           -----------        ------------
Arnold H. Simon          1,000,000            11.3%                $2.00         8/10/2009            1,258,000           3,188,000

David Fidlon                -0-                -0-

Charles S. Ramat         1,000,000            11.3%                $ .48         2/26/2009              302,000             471,000

Joseph Purritano           750,000             8.5%                $2.00         8/10/2009              943,000           2,391,000

Gregg Fiene              1,150,000            13.0%                $1.50         8/10/2009            1,085,000           2,749,000

Tom Nastos                 750,000             8.5%                $2.00         8/10/2009              943,000           2,391,000

Exercised/Unexercised Stock Options

     The following table sets forth, with respect to the named Executive Officers of the Company, the fiscal year-end value as at December 31, 1999 of unexercised options, as well as options exercised by such executive officers during the 1999 Fiscal Year. All options referred to below were granted under the 1993 Stock Incentive Plan.

                                       Aggregated Option Exercises in Last Fiscal Year
                                                   and FY-End Option Values
                                       -----------------------------------------------
                    Shares                              Number of Securities
                    Acquired                            Underlying Unexercised          Value of Unexercised
                    on Exercise      Value Realized     Options at FY-End (#)           In-the-Money Options at FY-End ($)
Name                (#)              ($)                Exercisable/Unexercisable       Exercisable/Unexercisable(1)
--------            -----------      --------------     -------------------------       ----------------------------------
Arnold H. Simon         -0-               -0-                -0-/ 1,000,000                      -0- / -0-

David Fidlon            -0-               -0-                      -0-                           -0- / -0-

Gregg Fiene             -0-               -0-                 1,150,000/-0-                    2,228,125/-0-

Joseph Purritano        -0-               -0-                 -0- / 750,000                      -0- / -0-

Tom Nastos              -0-               -0-               250,000 / 750,000                    -0- / -0-

----------

(1) The value of unexercised in-the-money options was calculated by determining the difference between the closing price of the Company's common stock on December 31, 1999 and the exercise price of the options.

Compensation of Directors

     During the twelve months ended December 31, 1999, each outside director (i.e., one not employed by the Company or any of its subsidiaries) received director's fees at the rate of $18,000 per annum. Each of these directors was also entitled to receive reimbursement for expenses incurred in attending meetings of the Board or committees thereof on which they serve. In addition, each outside director was entitled to receive $500 per meeting of the Committees of the Board to which they are assigned. No executive officer received additional compensation for service as a Director.

     During 1999, outside directors newly appointed to the Board, Howard Schneider, Mark Weiner and Debra Simon were each awarded options to purchase 100,000 shares of the Company's common stock.

Employment Agreements

     The Company has an employment agreement effective as of March 1, 1999 with Mr. Simon, pursuant to which Mr. Simon is to serve as chairman and chief executive officer of the Company and its subsidiaries. The term of the agreement is for three years, expiring on February 28, 2002. Pursuant to the agreement, Mr. Simon's base salary is $750,000 per annum, subject to annual review for increase (but not decrease) at the discretion of the Board. In addition, the agreement provides for annual bonuses equal to 2% of adjusted EBITDA if adjusted EBITDA is between $5 million and $10 million, and 3% of adjusted EBITDA if adjusted EBITDA is in excess of $10 million.

     The agreement entitles Mr. Simon to terminate the agreement for a "good reason", which includes any diminution of his duties under the agreement, the Company's failure to perform its obligations under the agreement, if the Company's principal office or Mr. Simon's own office is relocated to a location not within Manhattan, or if there are certain changes of control. In the event of termination of Mr. Simon for good reason or if he is terminated without cause, Mr. Simon is entitled to a lump sum payment in an amount equal to his highest annual base salary during the term of the agreement multiplied by 2.99 and a lump sum payment in an amount equal to the average bonus paid or payable to Mr. Simon with respect to the then-immediately-preceding three fiscal years multiplied by 2.99.

     In March, 1999, the Company entered into a three-year employment agreement with David Fidlon to serve as Executive Vice President and Chief Operating Officer at an annual base salary of $375,000, subject to annual review, and an annual bonus equal to 1% of adjusted EBITDA if adjusted EBITDA is between $5 million and $10 million, and 1.5% of adjusted EBITDA if adjusted EBITDA is in excess of $10 million. Mr. Fidlon died in February 2000. Pursuant to Mr. Fidlon's employment agreement, his family will receive his salary and car allowance for six months; Aris will continue health and related benefits through the end of his agreement, which is February, 2002; and his family will receive Company life insurance benefits for the sum of $220,000. During 1999, the Company loaned Mr. Fidlon the sum of $250,000. Aris has agreed to defer payment of the note until shares of Aris stock held in the LLC that were allocated to Mr. Fidlon are sold.

     The Company is party to an employment agreement with Joseph Purritano effective as of June 7, 1999, pursuant to which Mr. Purritano is to serve as Executive Vice President in charge of sales for the Company and its subsidiaries for a 3-year term expiring on June 6, 2002. Pursuant to the agreement, Mr. Purritano is to receive an annual base salary of $500,000 in the first year of the term, $550,000 in the second year of the term, and $600,000 in the third year of the term. In addition, he is entitled to an annual bonus based upon the Company achieving certain EBITDA targets. As inducement to join the Company, the Company agreed to grant Mr. Purritano 750,000 options to purchase shares under the Company's stock option plan, and further paid Mr. Purritano a bonus of $250,000.

     Mr. Purritano has the right to terminate the agreement for "good reason", which includes the assignment of any duties or responsibilities inconsistent in any material respect with the contemplated scope of Mr. Purritano's services, the Company's failure to substantially perform any material term of his employment agreement, relocation of the Company's principal office or Mr. Purritano's own office to a location not within Manhattan, a "change of control" as defined in the agreement. In the event Mr. Purritano terminates the Agreement for good reason or if his employment is terminated without cause, Mr. Purritano is entitled to a lump sum payment in an amount equal to 150% of his annual base salary then in effect.

     In connection with the Lola transaction, the Company entered into an employment agreement dated as of August 10, 1999 with Gregg Fiene pursuant to which Mr. Fiene is to serve as Vice Chairman of the Board of Directors of the Company, Chief Executive Officer of the Company's XOXO subsidiary and all divisions of the Company (present and future) engaged in the female apparel industry and related ancillary industries, and as chief executive officer, president, or in such other senior executive position with respect to any of the Company's current or future subsidiaries as he and the Chairman of the Board of Directors of the Company shall mutually determine. Pursuant to the agreement, Mr. Fiene's base salary is $750,000 per annum, and he is entitled to an annual bonus if the Company meets certain EBITDA targets. The term of Mr. Fiene's agreement is for five years, ending on August 9, 2004. In the event Mr. Fiene is terminated without cause, or if he terminates for "good reason", which includes any diminution of his duties under the agreement, certain changes of control, he is entitled to a lump sum payment equal to his highest annual base salary during the term multiplied by 2.99, and a lump sum payment in an amount equal to his average annual bonus with respect to the immediately preceding three fiscal years multiplied by 2.99.

     Also in connection with the Lola transaction, the Company entered into an employment agreement with Hollis Fiene, pursuant to which Ms. Fiene is to serve as the Vice President, Design and Merchandising, for the Company's XOXO subsidiary, and any other current or future subsidiaries or divisions of the Company engaged in the design of women's apparel. The term of Ms. Fiene's agreement is for three years, ending on August 9, 2002. Pursuant to the agreement Ms. Fiene's base salary is $300,000 per annum, and she is entitled to such annual discretionary bonus as the Board of Directors may determine. If her employment is terminated by the Company without cause or if she terminates for "good reason", which includes the termination of Gregg Fiene's employment by the Company without cause or by Mr. Fiene for good reason, the assignment of the duties and responsibilities inconsistent in any material respect with the scope of the duties and responsibilities associated with Ms. Fiene's position, the Company's failure to substantially perform material provisions of the employment agreement and in the event of certain changes of control, she shall be entitled to receive a lump sum amount equal to 150% of her base salary then in effect.

     In April 1998, the Company entered into an employment agreement with Tom Nastos, pursuant to which Mr. Nastos was to serve as the president and chief executive officer of an outerwear company the Company was contemplating buying, and as the president of the private label business of the Company's ECI subsidiary. The acquisition never occurred. Pursuant to a letter agreement with Mr. Nastos, if the acquisition did not occur by July 31, 1998, he was to be employed in an executive capacity with ECI. Under the employment agreement as modified by the letter agreement, Mr. Nastos' term of employment expires December 31, 2001, and he is entitled to a base salary of $400,000 per annum. In addition, pursuant to the Agreement, the total of 1,000,000 options were to be granted to Mr. Nastos with the first 250,000 vesting in three equal installments and the remaining 750,000 options vesting eight years from the closing of the acquisition.

     Mr. Paul Spector, the Company's Senior Vice President and Chief Financial Officer, is contractually entitled to a severance payment if he is terminated by the Company for reasons other than cause. The severance payment will equal one-half of Mr. Spector's annual salary at the time of termination.

BENEFIT PLANS

     The Company has no pension plan but affords its executive officers the opportunity to participate in a 401(k) Plan established for all of the Company's employees, for which the Company may make a discretionary matching contribution of up to 25% of a maximum of four percent (4%) of salary (up to $150,000) contributed by the employee.

     The Company's union employees at its newly leased warehouse and distribution facility in New Bedford, Mass. participate in a multi-employer defined benefit plan. The Company's obligations with respect to the plan, will be determined by its collective bargaining agreement with the union which is presently being negotiated.

Compensation Committee Interlocks and Insider Participation

     The members of the Company's Compensation and Stock Option Committee (the "Committee") as of December 31, 1999 were Messrs. Simon, Schneider and Weiner. Other than Mr. Simon, neither Committee member was (i) during the twelve months ended December 31, 1999, an officer of the Company or any of its subsidiaries or
(ii) formerly an officer of the Company or any of its subsidiaries.

Report of the Committee on Executive Compensation

     Mr. Simon's 1999 compensation, including bonus, was determined pursuant to the terms of his employment agreement which was approved by the entire board in March, 1999. In formulating the terms of Mr. Simon's employment agreement, the board considered Mr. Simon's past successes, the compensation paid to the Company's prior chief executive officer, Mr. Simon's prior compensation, the compensation paid to chief executive officers by other companies, and its judgment of compensation terms appropriate to retain his services and motivate his performance for the benefit of the Company. Mr. Simon's compensation under the employment agreement is comprised of a specified base salary and a bonus based on the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") exceeding certain specified levels. See "Employment Agreement" and "Executive Compensation - Summary Compensation Table."

     The Company relies upon Mr. Simon, its chief executive officer, to establish management compensation levels, including the compensation of the Company's other executive officers, several of whom have employment agreements. For 1999, each said executive officer's compensation consisted of a salary, a bonus based on the Company's EBITDA and stock options. In establishing their salaries, Mr. Simon considered compensation paid to executives by other companies, and his judgment of each executive officer's value to the Company compared with that of other employees and each executive officer's performance.

                                               Executive Committee:

                                               Arnold H. Simon
                                               Howard Schneider
                                               Mark Weiner

Performance Graph

     The following table compares the cumulative total shareholder return on the Aris Common Stock with the cumulative total shareholder returns of (x) the S&P 500 Textile-apparel Manufacturers index and (y) Wilshire 5000 index from December 31, 1994 to December 31, 1999. The return on the indices is calculated assuming the investment of $100 on December 31, 1994 and the reinvestment of dividends.

                 CUMULATIVE TOTAL SHAREHOLDER RETURN DECEMBER 31, 1994 TO DECEMBER 31, 1999
-----------------------------------------------------------------------------------------------------------------
                                              Dec-95         Dec-96         Dec-97         Dec-98         Dec-99
-----------------------------------------------------------------------------------------------------------------
Aris Common Stock                             $14.28         $88.87        $207.89        $148.72        $307.48
-----------------------------------------------------------------------------------------------------------------
Wilshire 5000 Index                          $133.40        $158.53        $204.78        $249.25        $304.20
-----------------------------------------------------------------------------------------------------------------
S&P 500 Textile                              $110.00        $148.83        $158.53        $135.30         $99.03
-----------------------------------------------------------------------------------------------------------------

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The table below sets forth the beneficial ownership of the Common Stock as of March 1, 2000 by persons who are either (i) beneficial owners of 5% or more of the Common Stock or (ii) current officers or directors of the Company.

------------------------------------------------------------------------------------------
    Name and Address                                                             Percent
 of Beneficial Owner (1)                       Shares of Common Stock            of Class
------------------------------------------------------------------------------------------
Arnold Simon                                      44,745,045(2)(3)                56.3%
1411 Broadway
New York, New York 10018
------------------------------------------------------------------------------------------
Robert Katz                                       16,818,806(3)(5)                21.2%
Apollo Aris Partners, L.P.
AIF, L.P.
c/o Apollo Advisors, L.P.
Two Manhattanville Road
Purchase, New York 10577
------------------------------------------------------------------------------------------
Paul Spector                                          80,000(6)                     *
1411 Broadway
New York, New York 10018
------------------------------------------------------------------------------------------
Vincent Caputo                                           -0-                        *
1411 Broadway
New York, New York 10018
------------------------------------------------------------------------------------------
Gregg Fiene                                        4,010,000(6)                    5.0%
6000 Sheila Street
Commerce, CA 90040
------------------------------------------------------------------------------------------
Joseph Purritano                                         -0-(4)
1411 Broadway
New York, NY 10018
------------------------------------------------------------------------------------------
Debra Simon                                              -0-(7)
1411 Broadway
New York, NY 10018
------------------------------------------------------------------------------------------
Howard Schneider                                         -0-
Schneider Schechter & Yoss
1979 Marcus Avenue, Suite 232
Lake Success, NY 11042
------------------------------------------------------------------------------------------
Mark Weiner                                              -0-(4)
Weingeroff Enterprises
1 Weingeroff Boulevard
Cranson, RI 02910
------------------------------------------------------------------------------------------
Tom Nastos                                           250,000(6)                     *
1411 Broadway
New York, NY 10018
------------------------------------------------------------------------------------------
All persons who are officers or                   49,085,045(6)                   60.1%
directors of the Company,
as a group (eight persons)
------------------------------------------------------------------------------------------

*    Less than 1%

(1) Except as noted in these footnotes or as otherwise stated above, each person has sole voting and investment power.

(2) Includes 9,170,204 shares of Common Stock which were sold to two unaffiliated third parties by The Simon Group LLC, but over which Mr. Simon has voting and certain dispositive power. Includes 35,574,841 shares owned by The Simon Group. Arnold Simon, the Managing Member of The Simon Group, has sole voting and investment power with respect to the shares of the Company held of record by The Simon Group.

(3) These shares are subject to the 1999 Shareholders Agreement and 1999 Equity Registration Rights Agreement described below, containing certain voting and other arrangements as to shares covered thereby.

(4) Excludes shares owned by The Simon Group, in which such person holds a membership interest. Such person has no power or authority to vote or dispose of any shares held by The Simon Group, LLC, and disclaims beneficial ownership of such shares.

(5) This table does not reflect any beneficial ownership by Mr. Katz, a Director of the Company, associated with Apollo. Mr. Katz does not directly own any shares of Common Stock, and disclaims beneficial ownership of all shares held by Apollo Aris Partners, L.P. and AIF, L.P.

(6) Includes options to purchase the following numbers of shares of Common Stock of the Company under the 1993 Stock Incentive Plan which are exercisable or will become exercisable within 60 days: Paul Spector (65,000), Tom Nastos (250,000), and Gregg Fiene (1,150,000).

(7) Mrs. Simon disclaims beneficial ownership of shares beneficially owned by Arnold H. Simon.

Item 13. Certain Relationships and Related Transactions.

Simon Purchase Transaction; Redemption of AIF Note

     At the closing of the Simon Purchase Transaction on February 26, 1999, (i) The Simon Group acquired 24,107,145 shares of Common Stock and 2,093,790 shares of Series A Preferred Stock (which shares were converted into 20,937,900 shares of Common Stock) for $20,000,000 in cash, and (ii) the Company redeemed from AIF the Series B Junior Secured Note of the Company, including all accrued interest thereon (representing total indebtedness as of January 31, 1999 of $10,658,000), in exchange for $4,000,000 in cash plus 5,892,856 shares of Common Stock and 512,113 shares of Series A Preferred Stock (which were converted into 5,121,130 shares of Common Stock). Effective July 1999, all of the Series A Preferred Stock converted into common stock.

     Upon the closing of the Simon Purchase Transaction, the directors of the Company, other than Charles S. Ramat and Robert A. Katz, resigned; the size of the Board was increased from five to six Directors; and Arnold Simon, David Fidlon, Debra Simon and Howard Schneider were elected to the Board. Arnold Simon is the Managing Member of The Simon Group and has the sole voting and investment power with respect to the shares of the Company owned by The Simon Group.

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

     The 1999 Shareholders Agreement provides that Apollo and Ramat and their permitted transferees ("Non-Simon Subject Shareholders") are required to give The Simon Group a right of first offer to match the proposed sale price on any transfers of shares of Common Stock owned by such Non-Simon Subject Shareholders, other than transfer of shares issued or issuable pursuant to an employee stock option or employee purchase plan; transfers to family group members (as defined in the 1999 Shareholders Agreement) or other affiliates of such Non-Simon Subject Shareholders; transfers by a Non-Simon Subject Shareholder's estate; transfers pursuant to offerings registered under the Securities Act; transfers in compliance with Rule 144 of the Securities Act; and transfers not exceeding an annual aggregate of 10% of the shares of Common Stock owned by such Non- Simon Subject Shareholder on the closing of the Simon Purchase Transaction.

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

Agreement with Warnaco

     Arnold Simon was party to various non-competition agreements with The Warnaco Group, Inc. and Designer Holdings, Ltd. (collectively, "Warnaco") which could have been deemed to have been violated by the consummation of Simon Purchase Transaction. Warnaco consented to the Simon Purchase Transaction and to the inapplicability of the restrictions to Arnold Simon in his various capacities with the Company effective February 26, 1999 with respect to the Company's current lines of business after June 1, 1999 in all respects pursuant to a letter agreement in which the Company (i) issued 700,000 shares of Common Stock to Warnaco and agreed to (ii) assume Warnaco's lease for certain premises in New Bedford, Massachusetts on June 1, 1999, and (iii) offer employment to Warnaco's workforce in New Bedford, Massachusetts and thereafter recognize the union currently representing such workers as the representative of such employees and negotiate in good faith with such union for a new collective bargaining agreement with respect to such employees.

Vesting of Stock Options on Change in Control

     At the closing of the Simon Purchase Transaction, all outstanding stock options under the 1993 Stock Incentive Plan (including without limitation, those held by executive officers of the Company), by the terms of the Plan, vested and become immediately exercisable due to the change of control in ownership in the Company resulting from the purchase of shares by The Simon Group.

The XOXO Shareholders Agreement

     In connection with the XOXO Transaction, the Company, The Simon Group, LLC, and each of the former shareholders of Lola, Inc. entered into a shareholders agreement which provides that each Lola shareholder will vote his or her shares for the election of directors nominated by Arnold Simon. The Agreement also provides that during its term, Simon shall nominate and vote all of its shares of common stock for the election of Gregg Fiene as a director of the Company provided that at such time Mr. Fiene is employed as an executive officer of the Company. The Agreement contains certain restrictions on the sale by Gregg Fiene and one other former Lola shareholder of the Aris shares received in the XOXO Transaction and provides for certain "tag-along" and "drag-along" rights in connection with such shares. The Agreement also provides that in the event the Company registers any shares of its Common Stock under the Securities Act of 1933, as amended, each former Lola shareholder has the right to include a certain amount of his or her shares in such registration statement. The term of the shareholders' agreement is for ten years unless sooner terminated in accordance with its terms.

     During 1999, the Company reimbursed Mr. Simon for accounting and tax services provided to Mr. Simon by Mr. Schneider's accounting firm in the amount of $87,800. In addition, the Company paid Mr. Schneider's firm approximately $28,000 for services rendered during 1999.

     During 1999, the Company loaned Mr. Fidlon the sum of $250,000. Aris has agreed to defer payment of the note until shares of Aris stock held in the LLC that were allocated to Mr. Fidlon are sold.

     In connection with the waiver and amendment, the Company's Principal Stockholder will provide a personal Guarantee on $3 million of indebtedness outstanding under the credit agreement expiring October 31, 2000.

                                     PART IV


Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

     1.   Financial Statements and Independent Accountants' Report          Page
                                                                            ----

          Independent Accountants' Report....................................F-l

          Independent Auditor's Report ......................................F-2

          Financial Statements:

          Consolidated Balance Sheets as of
          December 31, 1999 and 1998.........................................F-3

          Consolidated Statements of Operations for the Years Ended
          December 31, 1999, 1998 and 1997...................................F-4

          Consolidated Statements of Stockholders' Equity for the Years
          Ended December 31, 1999, 1998 and 1997.............................F-5

          Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1999, 1998, and 1997..................................F-6

          Notes to Consolidated Financial Statements.........................F-8


     2.   Financial Statement Schedule

          The following financial statement
          schedule should be read in conjunction
          with the consolidated financial
          statements in Item 8 of this Annual
          Report on Form 10-K:

          Schedule II - Valuation and Qualifying
                             Accounts.......................................S-1

          All other schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

                        Report of Independent Accountants



To the Board of Directors and Stockholders of Aris Industries, Inc.:


In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1) on page 32 present fairly, in all material respects, the financial position of Aris Industries, Inc. and Subsidiaries at December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2) on page 32 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
-------------------------------------

New York, New York
March 30, 2000, except for Note 8(a)
for which the date is April 11, 2000

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
  Aris Industries, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Aris Industries, Inc. and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a resonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Aris Industries, Inc. and Subsidiaries as of December 31, 1998, and the results of their operations and cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

March 31, 1999
Parsippany, New Jersey

Aris Industries, Inc. and Subsidiaries                                         2
Consolidated Balance Sheets
December 31, 1999 and 1998
(in thousands, except per share data)
--------------------------------------------------------------------------------

                                                                             1999                  1998
                                                                           ---------             ---------
Assets

   Current assets:
     Cash and cash equivalents                                             $   1,109             $   1,112
     Receivables, net                                                         34,004                26,326
     Inventories                                                              18,233                26,371
     Prepaid expenses and other current assets                                 2,509                 1,753
                                                                           ---------             ---------

        Total current assets                                                  55,855                55,562

Property and equipment, net                                                   10,752                 1,094
Goodwill, net                                                                 37,894                19,325
Other assets                                                                   1,616                 1,351
                                                                           ---------             ---------

        Total assets                                                       $ 106,117             $  77,332
                                                                           ---------             ---------

Liabilities and Stockholders' Equity

   Current liabilities:
     Borrowings under revolving credit facility                            $  25,485             $  33,900
     Current portion of long-term debt                                         2,600                 1,040
     Current portion of capitalized lease obligations                          1,755                    43
     Accounts payable                                                         14,591                 6,690
     Accrued expenses and other current liabilities                            4,005                 4,338
                                                                           ---------             ---------

        Total current liabilities                                             48,436                46,011

Long-term debt                                                                14,342                16,438
Capitalized lease obligations                                                  1,818                    98
Other liabilities                                                              2,270                   693

Commitments and contingencies

Stockholders' Equity:
   Preferred stock, par value $.01,
     authorized 10 shares, none issued
   Common stock, par value $.01, authorized 100,000 shares
     (50,000 shares in 1998); 79,434 shares issued and
     outstanding at December 31, 1999 and 14,956 shares issued
     and outstanding at December 31, 1998                                        794                   151
   Additional paid-in capital                                                 80,324                44,757
   Accumulated deficit                                                       (41,399)              (30,816)
   Unearned compensation                                                        (468)                   --
                                                                           ---------             ---------

        Total stockholders' equity                                            39,251                14,092
                                                                           ---------             ---------

        Total liabilities and stockholders' equity                         $ 106,117             $  77,332
                                                                           =========             =========


                 See notes to consolidated financial statements.

Aris Industries, Inc. and Subsidiaries                                         3
Consolidated Statements of Operations
For the Years Ended December 31, 1999, 1998 and 1997
(in thousands, except per share data)
--------------------------------------------------------------------------------


                                                                                       1999               1998               1997

Net sales                                                                           $ 175,359          $ 127,680          $  94,539

Cost of sales                                                                         124,825             98,140             67,497
                                                                                    ---------          ---------          ---------

Gross profit                                                                           50,534             29,540             27,042

Commission and licensing income                                                         2,571              1,570              1,732
                                                                                    ---------          ---------          ---------

Income before operating expenses, interest expense,
   income tax provision (benefit) and extraordinary item                               53,105             31,110             28,774
Operating expenses:
   Selling and administrative expenses                                                 48,057             29,950             23,474
   Start-up costs                                                                       2,235                 --                 --
   Restructuring and other charges                                                      8,961                 --                 --
                                                                                    ---------          ---------          ---------

(Loss) income before interest expense, income tax
   provision (benefit) and extraordinary item                                          (6,148)             1,160              5,300
Interest expense, net                                                                  (4,185)            (5,220)            (3,105)
                                                                                    ---------          ---------          ---------

(Loss) income before income tax provision (benefit)
   and extraordinary item                                                             (10,333)            (4,060)             2,195
Income tax provision (benefit)                                                            250                190               (138)
                                                                                    ---------          ---------          ---------

(Loss) income before extraordinary item                                               (10,583)            (4,250)             2,333
Extraordinary item:
   Gain on early extinguishment of debt, net                                               --                522                 --
                                                                                    ---------          ---------          ---------

      Net (loss) income                                                             $ (10,583)         $  (3,728)         $   2,333
                                                                                    =========          =========          =========

Basic (loss) earnings per share:
   (Loss) income before extraordinary item                                          $   (0.19)         $   (0.29)         $    0.18
   Extraordinary item                                                                      --                .04                 --
                                                                                    ---------          ---------          ---------
   Net (loss) income                                                                $   (0.19)         $   (0.25)         $    0.18
                                                                                    =========          =========          =========

Diluted (loss) earnings per share:
   (Loss) income before extraordinary item                                          $   (0.19)         $   (0.29)         $    0.16
   Extraordinary item                                                                      --                .04                 --
                                                                                    ---------          ---------          ---------
   Net (loss) income                                                                $   (0.19)         $   (0.25)         $    0.16
                                                                                    =========          =========          =========

Per share data:
   Weighted average shares outstanding - basic                                         55,374             14,912             13,245
   Weighted average shares outstanding - diluted                                       55,374             14,912             14,338

                 See notes to consolidated financial statements.

Aris Industries, Inc. and Subsidiaries                                         4
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 1999, 1998 and 1997
(in thousands)
--------------------------------------------------------------------------------

                                                                      Common Stock     Additional
                                                                  ------------------     Paid-in  Accumulated   Unearned
                                                                   Shares     Amount     Capital    Deficit   Compensation   Total
                                                                  --------   --------   -------------------   ------------  --------
Balance at December 31, 1996                                        11,852   $    119   $ 44,057   $(29,421)               $ 14,755

Common stock issued                                                  3,000         30        690         --                     720
Stock options exercised                                                 53          1          5         --                       6
Net income                                                              --         --         --      2,333                   2,333
                                                                  --------   --------   -------------------    --------    --------

Balance at December 31, 1997                                        14,905        150     44,752    (27,088)                 17,814

Stock options exercised                                                 51          1          5                                  6
Net loss                                                                --         --         --     (3,728)                 (3,728)
                                                                  --------   --------   -------------------    --------    --------

Balance, December 31, 1998                                          14,956        151     44,757    (30,816)                 14,092

Common stock issued in connection with Simon
   Transaction, net of transaction costs of $1,468                  57,009        569     24,108         --                  24,677

Stock options exercised                                                969          9        429         --                     438

Common stock issued in connection with Lola, Inc.
   acquisition                                                       6,500         65      9,685         --                   9,750

Issuance of stock options in connection with
   Lola, Inc. acquisition                                               --         --        805         --                     805

Issuance of stock options to employees/consultants                      --         --        540         --    $   (540)         --

Amortization of unearned compensation on
   stock options                                                        --         --         --         --          72          72
Net loss                                                                --         --         --    (10,583)         --     (10,583)
                                                                  --------   --------   -------------------    --------    --------

Balance, December 31, 1999                                          79,434   $    794   $ 80,324   $(41,399)   $   (468)   $ 39,251
                                                                  ========   ========   ===================    ========    ========


                 See notes to consolidated financial statements.

Aris Industries, Inc. and Subsidiaries                                         5
Consolidated Statements of Cash Flows
For the Years Ended December 31, 1999, 1998 and 1997
(in thousands)
--------------------------------------------------------------------------------

                                                                  1999        1998        1997
Cash flows from operating activities:
   Net (loss) income                                            $(10,583)   $ (3,728)   $  2,333
   Adjustments to reconcile net (loss) income to net
     cash used in operating activities:
      Extraordinary gain on early extinguishment of debt              --        (522)         --
      Loss on disposal of property and equipment                     733          --          --
      Depreciation and amortization of property and equipment      1,515         601         470
      Amortization of goodwill                                     1,037       1,110         876
      Amortization of deferred financing costs                        79          --          --
      Deferred income taxes                                          137         151        (212)
      Provision for allowances on receivables                      2,773          --          --
      Impairment of goodwill                                       3,749          --          --
      Issuance of notes in lieu of interest                          108         276       1,830
      Non-cash stock based compensation                               72          --          --
      Changes in assets and liabilities:
        Increase in receivables                                  (11,393)        (52)    (18,860)
        Decrease (increase) in inventories                        17,923      (6,873)     (6,693)
        (Increase) decrease in prepaid expenses and
         other current assets                                       (575)        390         445
        (Increase) decrease in other assets                         (241)      1,187          (3)
        Decrease in accounts payable                              (2,685)     (2,626)     (1,036)
        Decrease in accrued expenses and
         other current liabilities                                (4,811)       (500)       (935)
        Increase (decrease) in other liabilities                     510        (748)       (133)
                                                                --------    --------    --------

           Net cash used in operating activities                  (1,652)    (11,334)    (21,918)
                                                                --------    --------    --------

Cash flows from investing activities:
   Capital expenditures                                           (4,289)       (233)       (461)
   Acquisition of businesses, net of cash acquired               (10,320)     (2,659)       (839)
                                                                --------    --------    --------

           Net cash used in investing activities                 (14,609)     (2,892)     (1,300)
                                                                --------    --------    --------

Cash flows from financing activities:
   Book overdraft                                                  1,544          --          --
   Proceeds from issuance of common stock                         20,000          --           6
   Common stock issuance costs paid                               (1,468)         --          --
   Stock options exercised                                           438           6          --
   Proceeds from long-term debt                                   10,000          --          --
   Deferred financing costs paid                                    (406)         --          --
   Payments of long-term debt and capitalized leases              (5,435)     (1,335)       (299)
   (Decrease) increase in borrowings under revolving
     credit facility                                              (8,415)     15,295      18,605
                                                                --------    --------    --------

           Net cash provided by financing activities              16,258      13,966      18,312
                                                                --------    --------    --------

Decrease in cash and cash equivalents                                 (3)       (260)     (4,906)

Cash and cash equivalents, beginning of year                       1,112       1,372       6,278
                                                                --------    --------    --------

Cash and cash equivalents, end of year                          $  1,109    $  1,112    $  1,372
                                                                ========    ========    ========


                 See notes to consolidated financial statements.

Aris Industries, Inc. and Subsidiaries                                         6
Consolidated Statements of Cash Flows, continued
For the Years Ended December 31, 1999, 1998 and 1997
(in thousands)
--------------------------------------------------------------------------------


                                                                          1999        1998       1997

Supplemental disclosures of cash flow information:

   Cash paid during the year for:
     Interest                                                           $  4,242    $  4,229   $  1,284
                                                                        ========    ========   ========
     Income taxes                                                       $    254    $     63   $     49
                                                                        ========    ========   ========

Supplemental schedule of non-cash investing and financing activities:
     Acquisition of business:
      Fair value of the assets acquired                                 $ 40,568
      Liabilities assumed                                                 19,540
      Common stock and stock options issued                               10,555
      Cash acquired                                                          153
                                                                        --------

        Cash paid for acquisition, net                                  $ 10,320
                                                                        ========

     Capitalized lease obligations                                      $  1,995
                                                                        ========

     Exchange of Series B Junior Secured Note for common stock          $  4,864
                                                                        ========





                 See notes to consolidated financial statements.

Aris Industries, Inc. and Subsidiaries                                         7
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


1.   Description of Business and Summary of Significant Accounting Policies

     Consolidation

     The consolidated financial statements include the accounts of Aris Industries, Inc. and all its wholly-owned subsidiaries (collectively, the "Company") after elimination of all significant intercompany accounts and transactions.

     Nature of Operations

     The Company designs, manufactures, imports and sells sportswear, outerwear and loungewear under a variety of tradenames which are owned and licensed from others.

     Under the tradenames owned, the Company designs and imports various lines of men's and boys' outerwear and activewear, women's sportswear, loungewear and swimwear, all under the Members Only tradename. Additionally, the Company sells women's sportswear under the XOXO and Fragile tradenames. These tradenames are also licensed by the Company to others.

     For those tradenames licensed from others, the Company designs and imports outerwear and loungewear under the Perry Ellis and Perry Ellis America tradenames and boys' sportswear and activewear under the FUBU tradename. During fiscal 1999, the Company entered into other licensing arrangements to sell sportswear under the Baby Phat, Stetson and Cynthia Rowley tradenames. In addition, the Company signed an agreement with Brooks Brothers Golf to sell golf related apparel to pro shops. Sales in connection with these arrangements are expected to begin in 2000 and 2001.

     The Company's products are marketed nationally in department stores, specialty stores and national retail chains. The Company also operates XOXO retail and outlet stores.

     Use of Estimates

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures relating to contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. The most significant estimates relate to the allowances for sales returns, discounts, credits and doubtful accounts, inventory valuation allowances, recoverability of long-lived assets and valuation allowances on deferred tax assets. Actual results could differ from those estimates.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.

     Inventories

     Inventories are stated at the lower of cost (weighted average basis) or market.

Aris Industries, Inc. and Subsidiaries                                         8
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the life of the lease or the improvement. Expenditures for maintenance, repairs and minor renewals are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the gain or loss realized on disposition is reflected in operations.

     Goodwill

     Goodwill represents the excess of purchase price over the fair values of identifiable net assets of businesses acquired, which includes intangible assets related to certain licensing agreements. Goodwill is amortized on a straight-line basis over periods of 20 to 40 years.

     At December 31, 1999 and 1998, goodwill is stated net of accumulated amortization of $7,995,000 and $7,135,000, respectively.

     Long-lived Assets

     The Company continually evaluates the recoverability of long-lived assets, which include property, equipment and goodwill, in relation to the operating performance and future undiscounted net cash flows derived from these assets. If the sum of the expected future cash flows is less than the carrying amount, an impairment loss is recognized.

     Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates fair value due to the short maturity of these assets and liabilities. The interest on substantially all of the Company's borrowings are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts approximate fair value. The fair value of the Company's subordinated long-term debt was determined using valuation techniques that considered cash flows discounted at current market rates. The estimated fair value of this instrument at December 31, 1999 approximated $6,236,000.

     Revenue Recognition

     Revenue from the sale of merchandise is recognized at the date of shipment to the customer. Allowances for sales returns, discounts and credits are provided when the sale is recorded.

     Commission and licensing income is based upon a percentage of the licensee's net sales, as defined in the underlying agreements, and is recognized as earned.

     Start-up Costs

     Start-up costs are expensed as incurred. Such costs are directly related to the start-up operations under new licensing agreements entered into in 1999 (approximately $1,181,000) and consisted of salaries, samples and supplies. Also included in start-up expenses are costs incurred at the Company's new distribution facility prior to the commencement of its operations (approximately $1,054,000).

Aris Industries, Inc. and Subsidiaries                                         9
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


     Advertising Costs

     Advertising costs are charged to expense as incurred. Advertising costs amounted to $3,190,000 in 1999, $1,941,000 in 1998 and $2,348,000 in 1997.

     Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax will not be realized.

     Reclassifications

     Certain reclassifications have been made to conform prior year amounts to the current year presentation.

2.   The Simon Transaction

     On February 26, 1999, the Company issued (i) 24,107,145 shares of common stock of the Company and 2,093,790 shares of Series A Preferred Stock of the Company (which shares were converted into 20,937,900 shares of common stock on July 29, 1999), for $20,000,000 and (ii) redeemed the Series B Junior Secured Note (which represented a total indebtedness of $10,658,000) in exchange for $4,000,000 in cash and an aggregate of 5,892,856 shares of common stock and 512,113 shares of Series A Preferred Stock (which shares were converted into 5,121,130 shares of common stock on July 29, 1999), (the "Simon Purchase Transaction"). In connection with the Simon Purchase Transaction, the Company also issued 700,000 shares of common stock to a third party as a condition to its consent to the transaction. In addition, the Company paid approximately $1,468,000 in cash and issued 250,000 shares of common stock to cover the costs associated with the transaction and paid approximately $830,000 of principal and interest on its Series A Junior Secured Note (see Note 8). As a result of this transaction, the Company received net proceeds of approximately $13,702,000.

3.   Acquisition

     On August 10, 1999, the Company completed the acquisition of Lola, Inc. ("Lola"), a California corporation, with and into Europe Craft Imports, Inc. ("ECI"), a New Jersey corporation, that is wholly owned by the Company. Concurrent with the closing, ECI contributed all of the assets formerly owned by Lola to XOXO Clothing Company, Incorporated, a Delaware corporation ("XOXO") that is wholly owned by ECI. Lola's business consisted principally of the manufacture and sale of women's apparel and accessories principally under the "XOXO" name.

     In connection with the acquisition, Lola's shareholders received $10,000,000 in cash, 6,500,000 shares of the Company's common stock, valued at $1.50 per share at the time of the acquisition, and options to purchase 1,150,000 shares of the Company's common stock (valued at $805,000). In addition, the Company incurred acquisition expenses which approximated $473,000. The acquisition was accounted for under the purchase method of accounting, and, accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. The excess of the purchase price over the fair values of assets acquired and liabilities assumed amounted to $22,649,000 and has been recorded as goodwill. In conjunction with the merger, the

Aris Industries, Inc. and Subsidiaries                                        10
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


     Company obtained a $10,000,000 term loan and increased its line of credit from $65,000,000 to $80,000,000 with a financial institution (see Note 8).

     The table below reflects unaudited pro forma combined results of the Company as if the acquisition of Lola had taken place on January 1, 1998 (in thousands, except per share data):

                                                   1999             1998

     Net sales                                  $ 221,804        $ 202,014
     Net loss                                     (15,001)          (4,928)
     Net loss per diluted share                    (0.25)           (0.25)

     The unaudited pro forma results of operations have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill and increased interest expense on acquisition debt. They do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

4.   Restructuring and Other Charges

     During fiscal 1999, the Company recorded special charges of $5,212,000 associated with the restructuring of its corporate office and distribution facilities. These charges before taxes include employee severance costs of $2,583,000, asset write-downs of $733,000, and rent and other exit costs of $1,896,000.

     In connection with the Simon Purchase Transaction (see Note 2), the Company was required to obtain consents from the licensor of its Perry Ellis licenses. As a condition to granting its consent, such licensor required that the term of its licenses be shortened. Based on the negative future undiscounted net cash flows expected to be derived from these licenses over their revised terms, intangible assets associated with the acquisition of these licenses of $3,749,000 (included in goodwill) was deemed impaired and written-off.

Aris Industries, Inc. and Subsidiaries                                        11
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

5.   Receivables

     Receivables consist of the following (in thousands):

                                                                December 31,
                                                               1999      1998

     Due from factor                                         $36,866   $29,318
     Trade receivables                                         4,472     1,569
                                                             -------   -------

                                                              41,338    30,887
     Less allowances for sales returns, discounts, credits
        and doubtful accounts                                  7,334     4,561
                                                             -------   -------

                                                             $34,004   $26,326
                                                             =======   =======

     The Company has an agreement with a commercial finance company which provides for the factoring of certain trade receivables. The receivables are factored without recourse as to credit risk but with recourse for any claims by the customer for adjustments in the normal course of business relating to pricing errors, vendor allowances, shortages, damaged goods, etc. All factored receivables and related proceeds are the property of the commercial finance company. The Company is charged a factoring commission of .4% of factored trade receivables. The Company receives payment based upon the actual maturity dates of the receivables. The Company holds no collateral with respect to amounts due from the commercial finance company.

6.   Inventory

     Inventory consists of the following (in thousands):

                                                          December 31,
                                                     1999             1998

     Raw materials                                 $ 2,997          $    --
     Work-in-process                                 1,196               --
     Finished goods                                 14,040           26,371
                                                   -------          -------

                                                   $18,233          $26,371
                                                   =======          =======

     Finished goods inventory includes in-transit amounts of approximately $4,036,000 and $5,576,000 at December 31, 1999 and 1998, respectively.

Aris Industries, Inc. and Subsidiaries                                        12
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


7.   Property and Equipment

     Property and equipment consists of the following (in thousands):

                                                           Estimated
                                                         Useful Lives         December 31,
                                                           in Years        1999      1998

     Furniture, fixtures and equipment                       3 - 7       $12,381   $ 5,222
     Leasehold improvements                                 5 - 10         4,615     1,058
                                                                         -------   -------

                                                                          16,996     6,280
     Less accumulated depreciation and amortization                        6,244     5,186
                                                                         -------   -------

                                                                         $10,752   $ 1,094
                                                                         =======   =======

     As of December 31, 1999 and 1998, property and equipment include amounts for equipment leased under capital leases with an original cost of $4,185,000 and $343,000, respectively. As of December 31, 1999 and 1998, accumulated depreciation and amortization include $726,000 and $223,000, respectively, associated with these leased assets.

8.   Financing

     The following amounts represent borrowings outstanding (in thousands):

                                                                         December 31,
                                                                       1999      1998
     Revolving Credit Facility (a)                                   $25,485   $33,900
                                                                     -------   -------

     Long-term debt:
        Term Loan (a)                                                $10,000   $    --
        Series A Junior Secured Note (b)                               6,942     7,982
        Series B Junior Secured Note, less unamortized discount of
          $506,000 at December 31, 1998 (c)                               --     9,496
                                                                     -------   -------

                                                                      16,942    17,478
     Less current portion                                              2,600     1,040
                                                                     -------   -------

                                                                     $14,342   $16,438
                                                                     =======   =======

     a. During February 1999, the Company entered into a credit agreement with CIT Commercial Services Group, Inc. ("CIT") and other financial institutions, for a revolving credit facility which provides for loans and letters of credit up to $65,000,000 in the aggregate. Availability under the

Aris Industries, Inc. and Subsidiaries                                        13
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


     credit facility is based on a formula of eligible receivables and inventory, as defined. Availability for the unused portion of the credit facility at December 31, 1999 was $6,426,000. For revolving credit loans, interest accrues at a rate per annum equal to the Eurodollar rate (as defined) plus 2.5%, or at the prime rate, at the option of the Company. The effective interest rate at December 31, 1999 was 8.5%. Borrowings under the credit agreement is collateralized by substantially all of the assets of the Company. The credit agreement contains restrictive covenants that, among other requirements, restrict the payment of dividends, additional indebtedness, leases, capital expenditures, investments and sale of assets or merger of the Company with another entity. The covenants also require the Company to meet certain financial ratios and maintain minimum levels of net worth. The revolving credit agreement is scheduled to expire on February 26, 2002.

     In connection with the XOXO transaction (see Note 3), the credit agreement was amended to increase the revolving credit facility to $80,000,000, and provide a term loan of $10,000,000. The term loan bears interest at prime plus one-half percent (8.5% at December 31, 1999) and is payable in quarterly installments of $500,000, plus interest, commencing January 1, 2000, with a final payment of $5,500,000 due on February 26, 2002. The Company is required to make certain mandatory prepayments based upon "excess cash flows." as defined in the amendment to the credit agreement.

     At December 31, 1999, the Company was not in compliance with certain covenants under the credit agreement. On April 11, 2000, the lenders waived compliance with these covenant requirements for 1999 and agreed to amend the covenants for the year ended December 31, 2000 to provide for the Company to operate within its fiscal 2000 business plan. In connection with the waiver and amendment, the Company's principal stockholder agreed to provide a personal guarantee on $3 million of indebtedness outstanding under the credit agreement through October 31, 2000.

     At December 31, 1999, letters of credit amounting to approximately $12,300,000 were outstanding.

     During fiscal 1998, the Company had a $75,000,000 line of credit which accrued interest at the prime rate plus 0.25% (8% at December 31, 1998). In connection with the Simon Purchase Transaction, the line of credit was terminated and replaced with the revolving credit facility described above.

b. On June 30, 1993, the Company entered into a Series A Junior Secured Note Agreement with BNY Financial Corporation ("BNY"), pursuant to which BNY received a nine-year, $7 million note. On September 17, 1997, the Company and BNY entered into an amendment of the BNY note which provided that scheduled interest accruing under the note for the period February 1, 1996 through January 31, 1998 be deferred and added to the principal. The note bears interest at 7% per annum and requires annual principal payments of $600,000 and $1,100,000 for fiscal 2000 and 2001, respectively with a final payment of approximately $5,242,000 due in November 2002. BNY is also entitled to receive mandatory prepayments based upon "excess cash flows" of the Company, as defined in the Company's note agreements with BNY.

c. On June 30, 1993, the Company entered into a Series B Junior Secured Note Agreement with Apollo Aris Partners, L.P. and its affiliate AIF-II, L.P. ("Apollo") pursuant to which Apollo received a $7.5 million note bearing interest at 13% per annum (the "Apollo Note"). In connection with the Simon Purchase Transaction (see Note 2), the Company redeemed in full its outstanding obligation of $10,658,000 under the Apollo Note.

Aris Industries, Inc. and Subsidiaries                                        14
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


     Annual maturities of long-term debt are as follows (in thousands):

     2000                                                           $ 2,600
     2001                                                             3,100
     2002                                                            11,242
                                                                    -------

                                                                    $16,942
                                                                    =======

9.   Stock Incentive Plan

     The 1993 Stock Incentive Plan (the "Plan"), as amended, authorizes the Company's Board of Directors (or a committee thereof), to award to employees and directors of, and consultants to, the Company and its subsidiaries: (i) options to acquire Common Stock at prices determined when the options are granted, (ii) stock appreciation rights (entitling the holder to a payment equal to the appreciation in market value of a specified number of shares of Common Stock over a specified period), (iii) restricted shares of Common Stock whose vesting is subject to terms and conditions specified at the time of grant, and (iv) performance shares of Common Stock that are granted upon achievement of specified performance goals. Options granted pursuant to the Plan may be either "incentive stock options" within the meaning of Section 422A of the United States Internal Revenue Code of 1986, as amended, or non-qualified options. In April 1999, the Company's Board of Directors approved an amendment to the Plan to allow for the granting of options to purchase an additional 3,500,000 shares under the Plan for a total of 7,000,000 shares. Additionally, on March 23, 2000, the Company's Board of Directors approved a further amendment, subject to shareholder approval, increasing the number of shares for which options may be granted to 10,000,000.

     The Plan provides that options which are cancelled or expire remain subject to future grant under the Plan. In general, options granted provide for vesting in three equal annual installments from the date of grant and are exercisable for a period of 10 years from the grant date.

     Transactions in stock options under the Plan are summarized as follows:

                                                                1999                      1998                     1997
                                                      -----------------------    ----------------------   -----------------------
                                                                     Weighted                  Weighted                 Weighted
                                                                     Average                   Average                  Average
                                                        Number      Exercise       Number     Exercise       Number     Exercise
                                                      of Options      Price      of Options     Price      of Options     Price
     Outstanding, January 1                            1,803,000      $0.76      1,695,000      $0.70        962,500      $0.37
        Granted                                        7,888,350       1.73        280,000       0.96        910,000       0.97
        Exercised                                       (968,834)      0.45        (51,333)      0.13        (52,500)      0.10
        Expired/Cancelled                               (101,200)      1.61       (120,667)      0.66       (125,000)      0.48
                                                      ----------      -----     ----------      -----     ----------      -----

     Outstanding, December 31                          8,621,316      $1.70      1,803,000      $0.76      1,695,000      $0.70
                                                      ==========      =====     ==========      =====     ==========      =====

     Options Exercisable, December 31                  2,959,166      $1.05        622,666      $0.45        584,997      $0.47
                                                      ==========      =====     ==========      =====     ==========      =====

Aris Industries, Inc. and Subsidiaries                                        15
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


     Stock options outstanding and exercisable at December 31, 1999 are as follows:

                                                                                            Weighted
                                                                Weighted                     Average
     Range of                        Shares                      Average                    Remaining
     Exercise                         Under                       Price                    Contractual
      Prices                         Option                     Per Share                 Life in Years
     --------                       ---------                   ---------                 -------------
Outstanding:
   under $1.00                      1,014,166                     $ 0.57                          7.1
  $1.00 - $1.50                     1,945,000                       1.33                          8.6
  $1.51 - $2.00                     5,662,150                       2.00                          9.6
                                    ---------                     ------                          ---

                                    8,621,316                     $ 1.70                          9.0
                                   ==========                     ======                          ===

Exercisable:
   under $1.00                      1,014,166                     $ 0.57                          7.1
  $1.00 - $1.50                     1,945,000                       1.33                          8.6
                                    ---------                     ------                          ---

                                    2,959,166                     $ 1.05                          7.9
                                    ---------                     ------                          ---

     The Plan provides for the immediate vesting of outstanding options upon a change of control of the Company. Accordingly, on the date of the Simon Purchase Transaction, 1,803,000 options became fully vested and exercisable.

     The Company applies the intrinsic value method in accounting for its stock-based compensation plan. Had the Company measured compensation under the fair value based method for stock options granted, the Company's net
     (loss) income and net (loss) income per share-diluted would have been as follows (in thousands, except per share data):

                                               1999       1998       1997

     Net (loss) income
        As reported                          $(10,583)   $(3,728)  $  2,333
        Pro forma                             (14,774)    (3,956)     2,249

     Net (loss) income per share - diluted
        As reported                          $  (0.19)   $ (0.25)  $   0.16
        Pro forma                               (0.27)     (0.27)      0.16

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes Option pricing model with the following assumptions for fiscal 1999, 1998 and 1997, respectively: Risk-free interest rates of 5.8%, 5.5% and 6.2%; dividend yield of 0% for each year; expected lives of 5 years for each year; and, volatility of 180%, 150% and 150%.

Aris Industries, Inc. and Subsidiaries                                        16
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


10.  Earnings Per Share

     Basic (loss) income per common share is computed by dividing net (loss) income available for common shareholders, by the weighted average number of shares of common stock outstanding during each period. Diluted (loss) income per share is computed assuming the conversion of stock options and warrants with a market value greater than the exercise price.

     The computation of basic and diluted (loss) income per share for each year were as follows (in thousands except per share data):

                                                         1999        1998        1997
     Numerator:
        Net (loss) income                             $(10,583)   $ (3,728)   $  2,333
                                                      --------    --------    --------

     Denominator:
        Basic weighted average shares outstanding       55,374      14,912      13,245

        Effect of diluted securities:
          Employee stock options                            --          --       1,093
                                                      --------    --------    --------

        Diluted weighted average shares outstanding     55,374      14,912      14,338
                                                      ========    ========    ========

     Basic (loss) earnings per share                  $  (0.19)   $  (0.25)   $   0.18
                                                      ========    ========    ========

     Diluted (loss) earnings per share                $  (0.19)   $  (0.25)   $   0.16
                                                      ========    ========    ========

     In 1999, 1998 and 1997, 3,543,511, 1,140,000 and 1,407,500 options and warrants, respectively, were anti-dilutive and were excluded from the calculation of diluted weighted average shares outstanding. The diluted earnings per share computation was made using the treasury stock method.

11.  Income Taxes

     The provision (benefit) for income taxes consists of the following (in thousands):

                                                      December 31,
                                             1999        1998         1997
     Current:
        Federal                             $  --       $  --        $  46
        State and local                       113          39           28
                                            -----       -----        -----
                                              113          39           74
                                            -----       -----        -----
     Deferred:
        Federal                                --          75          (34)
        State and local                       137          76         (178)
                                            -----       -----        -----
                                              137         151         (212)
                                            -----       -----        -----

                                            $ 250       $ 190        $(138)
                                            =====       =====        =====

Aris Industries, Inc. and Subsidiaries                                        17
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


     A reconciliation of the statutory Federal income tax rate to the Company's effective tax rate is summarized as follows:

                                                        December 31,
                                                 1999      1998      1997

     Federal statutory income tax rate            (34)%     (34)%      34%
     State and local income taxes                   1         1         1
     Goodwill amortization                          3         7        10
     Recognition of NOL benefit                                       (36)
     Change in Valuation allowance                 34        28       (16)
     Other, individually less than 5%              --         3         1
                                                -----     -----     -----

                                                    4%        5%       (6)%
                                                =====     =====     =====

     The components of deferred tax assets and liabilities are as follows (in thousands):

                                                                    December 31,
                                                                --------------------
                                                                   1999        1998
     Deferred tax assets:
        Current:
          Restructuring charge                                  $    723    $     --
          Goodwill                                                 1,440          --
          Inventories                                                 89         371
          Allowance for sales returns, discounts, credits and
            doubtful accounts                                      1,318       1,979
          Other                                                      416         310
                                                                --------    --------
                                                                   3,986       2,660
                                                                --------    --------
        Noncurrent:
          Net operating loss carryforwards                        33,365      30,719
          Alternative minimum tax credit carryforward                846         846
          Other tax credit carryforwards                              50          37
          Other                                                      447       1,205
                                                                --------    --------
                                                                  34,708      32,807
                                                                --------    --------
                                                                  38,694      35,467
     Valuation allowance                                         (38,321)    (34,573)
                                                                --------    --------

     Total deferred tax assets                                  $    373    $    894
                                                                ========    ========

Aris Industries, Inc. and Subsidiaries                                        18
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

        Deferred tax liabilities:
                Goodwill                                    $ --       $694
                Other                                        373         63
                                                            ----       ----

                    Total deferred tax liabilities          $373       $757
                                                            ====       ====

                    Net deferred tax asset                  $ --       $137
                                                            ====       ====

     At December 31, 1998, prepaid expenses and other current assets included $150,000 of net deferred tax assets and other liabilities included $13,000 of net noncurrent deferred tax liabilities. The valuation allownace on deferred taxes increased by $3,748,000 in 1999 and $1,862,000 in 1998.

     At December 31, 1999, the Company has available net operating loss carryforwards for federal income tax purposes of approximately $80,000,000 which expire during fiscal 2000 through 2018. As a result of the change in control of the Company caused by the Simon Purchase Transaction, the utilization of these net operating loss carryforwards are limited by
     Section 382 of the Internal Revenue Code to approximately $1,500,000 annually. Accordingly, the Company expects that a significant portion of these net operating loss carryforwards will expire. In addition, the Company's alternative minimum tax credit carryovers are subject to similar restrictions but do not expire.

12.  Commitments and Contingencies

     Lease Commitments

     Future minimum rental payments under capital leases and noncancellable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 1999 are as follows (in thousands):

   Year Ending                                            Operating   Capital
   December 31,                                            Leases     Leases
     2000                                                 $ 3,673   $ 1,347
     2001                                                   3,792     1,249
     2002                                                   3,836       678
     2003                                                   3,867       533
     2004                                                   3,525       329
     Thereafter                                             8,765        --
                                                          -------   -------

     Total minimum lease payments                         $27,458     4,136
                                                          =======

     Less amount representing interest                                  563
                                                                    -------
     Present value of minimum lease payments (including
       short-term portion of $1,755)                                $ 3,573
                                                                    =======

Aris Industries, Inc. and Subsidiaries                                        19
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


     The Company has various operating leases in effect primarily for retail and outlet stores, offices and warehouses. The store leases expire over the next ten years, the office leases expire over the next ten years and the warehouse leases expire over the next four years. The store leases contain clauses whereby the stores are assessed additional rents based on a percentage of sales. For the years ended December 31, 1999, 1998 and 1997, the stores were not charged rent as a percentage of sales. Most of the operating leases contain renewal options to extend the lease terms. Total rental expense under all operating leases was approximately $4,385,000, $2,282,000 and $1,769,000 for fiscal 1999, 1998 and 1997, respectively.

     License Agreements

     The Company has been granted several licensing agreements to manufacture and distribute men's, women's and boys' outerwear, sportswear and activewear products bearing the licensors' labels. The agreements expire at various dates through 2011. The Company is required to make royalty and advertising payments based on a percentage of sales, as defined in the respective agreements, subject to minimum payment thresholds. Royalty expenses under these licensing agreements totaled $6,920,000, $5,600,000 and $2,480,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Future minimum royalty and advertising payments required under the license agreements are as follows (in thousands):

   Year ending
   December 31,

     2000                                                           $ 4,845
     2001                                                             4,209
     2002                                                             5,098
     2003                                                             5,896
     2004                                                             6,094
     Thereafter                                                      15,294
                                                                    -------

     Total minimum royalty payments                                 $41,436
                                                                    =======

     Employment Contracts

     The Company has entered into employment contracts with certain senior executives for periods of three to five years, expiring no later than August 2004. Under the agreements, the covered individuals are entitled to a specified salary over the contract period. Bonuses are payable based upon profitability and cash flows of the Company for each period. The estimated future minimum obligation under these contracts as of December 31, 1999 is $8,100,000. In addition, upon certain events of termination or change in control of the Company, certain of these agreements contain lump sum payment provisions, as defined within the respective agreements.

     Litigation

     The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions involving private interests. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, the dispositions of these matters

Aris Industries, Inc. and Subsidiaries                                        20
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     will not have a material adverse effect on financial position, results of operations or cash flows.

13.  Retirement Plans

     The Company participates in a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate. Employer contributions are discretionary. Participants vest immediately in their own contributions and after seven years of service in employer contributions. The Company made no contributions for fiscal 1999, 1998 and 1997.

     The Company's union employees, at its newly-leased (June 1999) warehouse and distribution facility in New Bedford, Massachusetts, participate in a multi-employer defined benefit pension plan. The Company's obligations with respect to the plan will be determined by its collection bargaining agreement with the union which is presently being negotiated.

14.  Business Segment Data

     The Company is organized and managed as one business segment that offers distinct men's, women's and boys' apparel products to its customers. Its operations are conducted domestically and substantially all of its net sales are derived from domestic customers. Additionally, all of the Company's assets are located within the United States. The Company had sales to one customer that represent 4%, 13% and 10% of net sales for the years ended December 31, 1999, 1998 and 1997, respectively.

Aris Industries, Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
--------------------------------------------------------------------------------

COLUMN A                                               COLUMN B          COLUMN C              COLUMN D           COLUMN E
-----------------------------------------------------------------------------------------------------------------------------
                                                                        Additions
                                                        Balance         charged to                                 Balance
                                                     at beginning       costs and                                  at end
Classification                                        of period         expenses              Deductions          of period
                                                     -----------       -----------          -------------        -----------
Year ended December 31, 1999:
    Allowance for sales returns, discounts,
      credits and doubtful accounts                  $ 4,561,000       $ 9,935,000(1)       $ 7,162,000(2)       $ 7,334,000
    Inventory reserves                                 2,558,000           597,000            1,050,000(3)         2,105,000
                                                     -----------       -----------          -----------          -----------

                                                     $ 7,119,000       $10,532,000          $ 8,212,000          $ 9,439,000
                                                     ===========       ===========          ===========          ===========

Year ended December 31, 1998:
    Allowance for sales returns, discounts,
      credits and doubtful accounts                  $ 1,832,000       $10,440,000          $ 7,711,000(2)       $ 4,561,000
    Inventory reserve for obsolescence                   268,000         1,240,000                   --            1,508,000
    Reserve for price allowances                         880,000         1,075,000              905,000(3)         1,050,000
                                                     -----------       -----------          -----------          -----------

                                                     $ 2,980,000       $12,755,000          $ 8,616,000          $ 7,119,000
                                                     ===========       ===========          ===========          ===========

Year ended December 31, 1997:
    Allowance for sales returns, discounts,
      credits and doubtful accounts                  $ 1,803,000       $ 2,738,000          $ 2,709,000(2)       $ 1,832,000
    Inventory reserve for obsolescence                        --           268,000                   --              268,000
    Reserve for price allowances                         961,000           732,000              813,000(3)           880,000
                                                     -----------       -----------          -----------          -----------

                                                     $ 2,764,000       $ 3,738,000          $ 3,522,000          $ 2,980,000
                                                     ===========       ===========          ===========          ===========

(1)  Includes  allowances in connection with the XOXO acquisition

(2)  Write-off of receivables

(3)  Write-off of inventory

     3.   Exhibits

          Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index included in Item 14(c) below, numbered in accordance with Item 601 of Regulation S-K.


(b)  Reports on Form 8-K

     There were none filed during the fourth calendar quarter ended December 31, 1999.


(c)  INDEX TO EXHIBITS

                                                                        Filed as Indicated
                                                                       Exhibit to Document
                                                                          Referenced in
Exhibit No.                  Description                                  Footnote No.
-----------                  -----------                                  ------------
     2.        Second Amended Joint Plan of Reorganization                    (3)
               dated March 26, 1993, as amended May 11 and
               June 9, 1993

     3.3       Restated Certificate of Incorporation filed on June            (3)
               30, 1993

     3.4       Amended and Restated By-Laws effective June 30,                (3)
               1993

     3.5       Amendment to the Restated Certificate of                      (20)
               Incorporation filed with the Secretary of State on
               July 29, 1999

     4.1       Specimen Certificate Evidencing Common Stock.                  (1)

   10.67       Series A Junior Secured Note Agreement dated as                (3)
               of June 30, 1993 between Registrant and BNY
               Financial Corporation.

   10.68       Series A Junior Secured Note dated as of June 30,              (3)
               1993 issued by Registrant to BNY Financial
               Corporation.

   10.72       Secondary Pledge Agreement dated as of June 30,                (3)
               1993 between Registrant, BNY Financial
               Corporation and AIF II, L.P.

   10.76       Equity Registration Rights Agreement dated as of               (3)
               June 30, 1993 among Registrant and the Holders of
               Registrable Shares Referred to Therein.

   10.79       Severance Agreement dated April 3, 1991 between                (3)
               Registrant and Paul Spector.

                                                                        Filed as Indicated
                                                                       Exhibit to Document
                                                                          Referenced in
Exhibit No.                  Description                                  Footnote No.
-----------                  -----------                                  ------------
   10.80       1993 Stock Incentive Plan of Registrant, as                    (3)
               amended by Amendment No. 1 thereto dated June
               24, 1993.

   10.81       Form of Indemnification Agreement dated as of                  (3)
               June 30, 1993 between Registrant and each
               member of Registrant's Board of Directors.

   10.99       Warrant dated September 30, 1996 issued by Aris               (10)
               Industries, Inc. to Heller Financial, Inc.

   10.101      Amendment dated May 5, 1997 to Series A Junior                (11)
               Secured Note Agreement dated as of June 30, 1993
               between Registrant and BNY Financial
               Corporation.

   10.103      Amendment dated June 18, 1997 to Series A Junior              (13)
               Secured Note Agreement dated as of June 30, 1993
               between Registrant and BNY Financial
               Corporation.

   10.105      Asset Purchase Agreement dated as of July 15,                 (14)
               1997 among Davco Industries, Inc., as Seller,
               Steven Arnold and Christopher Healy as
               Shareholders of Seller, and Aris Management Corp.
               (n/k/a ECI Sportswear, Inc.) , as Purchaser.

   10.106      Shareholders Agreement dated as of July 15, 1997              (14)
               among Davco Industries, Inc., Steven Arnold,
               Christopher Healy, Aris Management Corp. (n/k/a
               ECI Sportswear, Inc.), the Registrant, Apollo Aris
               Partners, L.P. and Charles S. Ramat.

   10.107      Amendment dated July 18, 1997 to Series A Junior              (14)
               Secured Note Agreement dated as of June 30, 1993
               between Registrant and BNY Financial
               Corporation.

   10.109      Amendment executed September 12, 1997 to Series               (15)
               A and Series B Junior Secured Note Agreements
               dated as of June 30, 1993 between Registrant, BNY
               Financial Corporation and AIF, L.P.

   10.111      Securities Purchase Agreement, dated as of                    (17)
               February 26, 1999, between Aris Industries, Inc.,
               Apollo Aris Partners, L.P., AIF, L.P., The Simon
               Group, L.L.C. and Arnold Simon.

                                                                        Filed as Indicated
                                                                       Exhibit to Document
                                                                          Referenced in
Exhibit No.                  Description                                  Footnote No.
-----------                  -----------                                  ------------
   10.112      Shareholders Agreement, dated as of February 26,              (17)
               1999, between Aris Industries, Inc., Apollo Aris
               Partners, L.P., AIF, L.P., The Simon Group, L.L.C.
               and Charles S. Ramat.

   10.113      Equity Registration Rights Agreement, dated as of             (17)
               February 26, 1999, between Aris Industries, Inc.,
               Apollo Aris Partners, L.P., AIF, L.P., The Simon
               Group, L.L.C. and Charles S. Ramat.

   10.114      Retention Agreement dated as of February 18, 1999             (17)
               by and between Aris Industries, Inc. and Charles S.
               Ramat.

   10.115      Financing Agreement dated February 26, 1999 by                (18)
               and among the Company and its Subsidiaries and
               CIT Commercial Group, Inc. and the other
               Financial Institutions named therein.

   10.116      Agreement and Plan of Merger dated July 19, 1999              (19)
               by and among Aris Industries, Inc., XOXO
               Acquisition Corp. and Lola, Inc. and its
               shareholders ("Agreement and Plan of Merger").
               The exhibits and schedules to the Agreement and Plan of
               Merger are listed on the last page of such Agreement.
               Such exhibits and schedules have not been filed by the
               Registrant, who hereby undertakes to file such exhibits
               and schedules upon request of the Commission.

   10.117      Amendment No. 1 to Agreement and Plan of                      (19)
               Merger.

   10.118      Employment Agreement by and among the                         (19)
               Registrant, Europe Craft Imports, Inc., ECI
               Sportswear, Inc., XOXO and Gregg Fiene, dated
               August 10, 1999.

   10.119      Employment Agreement by and among the                         (19)
               Registrant, ECI, ECI Sportswear, Inc., XOXO and
               Gregg Fiene, dated August 10, 1999.

   10.120      Shareholders' Agreement by and among the                      (19)
               Registrant, The Simon Group, LLC, Gregg Fiene,
               Michele Bohbot and Lynne Hanson,
               dated August 10, 1999.

                                                                        Filed as Indicated
                                                                       Exhibit to Document
                                                                          Referenced in
Exhibit No.                  Description                                  Footnote No.
-----------                  -----------                                  ------------
   10.121      Amendment No. 2 to Financing Agreement by and                 (19)
               among Aris Industries, Inc., Europe Craft Imports,
               Inc., ECI Sportswear, Inc., Stetson Clothing
               Company, Inc., XOXO; the Financial Institutions
               from time to time party to the Financing
               Agreement, as Lenders; and The CIT
               Group/Commercial Services, Inc. as Agent, dated
               August 10, 1999.

   10.122      Amended and Restated 1993 Stock Option Plan                   (16)

   21.         List of Subsidiaries                                          (20)

   23.         Consent of PricewaterhouseCoopers LLP                         (20)

   23.1        Consent of Deloitte & Touche LLP

   27.         Financial Data Schedule                                       (20)

----------

(1) Filed as the indicated Exhibit to the Annual Report of the Company on Form 10-K for the fiscal year ended February 2, 1991 and incorporated herein by reference.

(2)       Omitted.

(3) Filed as the indicated Exhibit to the Report on Form 8-K dated June 30, 1993 and incorporated herein by reference.

(4) - (9) Omitted.

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

(16) Filed as Annex A to the Company's Proxy Statement filed with the Commission on May 27, 1999, and incorporated herein by reference.

(17) Filed as the indicated Exhibit to the Report on Form 8-K dated February 26, 1999 and incorporated herein by reference.

(18) Filed as Exhibit 10.115 to the Annual Report on Form 10-K filed with the Commission on or about April 13, 1999 and incorporated herein by reference.

(19)      Filed as Exhibit to the Report on Form 8-K dated August 24, 1999.

(20)      Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ARIS INDUSTRIES, INC.


                                        By: /S/ Arnold H. Simon
                                            ----------------------------
                                            Arnold H. Simon
                                            Chairman and
                                            Chief Executive Officer

                                        By: /S/Paul Spector
                                            ----------------------------
                                            Paul Spector
                                            Senior Vice President
                                            Chief Financial Officer

                                        By: /S/Vincent F. Caputo
                                            ----------------------------
                                            Vincent F. Caputo
                                            Principal Accounting Officer

Date: April 14, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/S/ Arnold Simon                                                 April 14, 2000
-------------------------------------
Arnold Simon, Chairman of the Board
and Chief Executive Officer; Director


/S/ Steven Feiner                                                April 14, 2000
-------------------------------------
Steven Feiner, Director


/S/ Gregg Fiene                                                  April 14, 2000
-------------------------------------
Gregg Fiene, Director


/S/ Robert Katz                                                  April 14, 2000
-------------------------------------
Robert Katz, Director


/S/ Debra Simon                                                  April 14, 2000
-------------------------------------
Debra Simon, Director


/S/ Howard Schneider                                             April 14, 2000
-------------------------------------
Howard Schneider, Director


/S/ Mark Weiner                                                  April 14, 2000
-------------------------------------
Mark Weiner, Director