Form 10-Q
period 2000-03-31
ARIS INDUSTRIES INC
filed 2000-05-15
CIK 100979

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter ended                         (Commission File Number):  1-4814
March 31, 2000

                              ARIS INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

          New York                                            22-1715274
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

                       YES  X     NO
                           ---       ---

Number of shares of Common Stock outstanding                         79,538,401
As of May 11, 2000

                              ARIS INDUSTRIES, INC.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

     Item 1.   Financial Statements

               (Unaudited)
               a.   Consolidated Condensed Balance Sheets as of March 31, 2000
                    and December 31, 1999                                            3

               b.   Consolidated Condensed Statements of Operations for the
                    Three-Months Ended March 31, 2000 and March 31, 1999             4

               c.   Consolidated Condensed Statements of Cash Flows for the
                    Three-Months Ended March 31, 2000 and March 31, 1999             5

               d.   Notes to Consolidated Condensed Financial Statements             6

     Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                12

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk           16

PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings                                                    16

     Item 2.   Changes in Securities                                                16

     Item 3.   Defaults upon Senior Securities                                      16

     Item 4.   Submission of Matters to a Vote of Security Holders                  16

     Item 5.   Other Information                                                    16

     Item 6.   Exhibits and Reports on Form 8-K                                     16

SIGNATURES                                                                          17

     ARIS INDUSTRIES, INC.
     AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

     (Unaudited)

(in thousands, except share and per share data)


                                                                                 March 31,         December 31,
Assets                                                                             2000               1999
                                                                                ----------         ------------
Current assets:
  Cash and cash equivalents                                                     $   3,445           $   1,109
  Receivables, net                                                                 35,765              34,004
  Inventories                                                                      20,345              18,233
  Prepaid expenses and other current assets                                         1,833               2,509
                                                                                ---------           ---------
    Total current assets                                                           61,388              55,855

Property and equipment, net                                                        12,320              10,752

Goodwill, net                                                                      37,394              37,894

Other assets                                                                        1,793               1,616
                                                                                ---------           ---------
    Total Assets                                                                $ 112,895           $ 106,117
                                                                                =========           =========

Liabilities and Stockholders' Equity
  Current liabilities:
  Borrowings under revolving credit facility                                    $  38,268           $  25,485
  Current portion of long-term debt                                                 2,600               2,600
  Current portion of capitalized lease obligations                                    712               1,755
  Accounts payable                                                                 14,973              14,591
  Accrued expenses and other current liabilities                                    5,555               4,005
                                                                                ---------           ---------
    Total current liabilities                                                      62,108              48,436

Long-term debt                                                                     13,842              14,342
Capitalized lease obligations                                                       2,487               1,818
Other liabilities                                                                   2,204               2,270
                                                                                ---------           ---------
    Total liabilities                                                              80,641              66,866

Commitments and contingencies

Stockholders' Equity:
   Preferred stock, $.01 par value: 10,000,000 shares authorized; none
     issued and outstanding                                                          --                  --
   Common stock, $.01 par value: 100,000,000 shares authorized
     79,538,000 issued and outstanding at March 31, 2000
     and 79,434,000 issued and outstanding at December 31, 1999                       795                 794
   Additional paid-in capital                                                      80,359              80,324
   Accumulated deficit                                                            (48,493)            (41,399)
   Unearned compensation                                                             (407)               (468)
                                                                                ---------           ---------
     Total stockholders' equity                                                    32,254              39,251
                                                                                ---------           ---------
Total liabilities and stockholders' equity                                      $ 112,895           $ 106,117
                                                                                =========           =========

See accompanying notes to consolidated condensed financial statements

     ARIS INDUSTRIES, INC.
     AND SUBSIDIARIES

     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                         Three-         Three-
     (in thousands, except per share data                             Months Ended   Months Ended
                                                                        March 31,      March 31,
                                                                          2000           1999
                                                                        --------       --------
Net Sales                                                               $ 42,886       $ 28,133
Cost of Sales                                                            (27,734)       (21,473)
                                                                        --------       --------
  Gross Profit                                                            15,152          6,660
Commission and Licensing Income                                              565            242
                                                                        --------       --------
Income before operating expenses, interest expense and income
  tax (provision) benefit                                                 15,717          6,902

Operating expenses:
  Selling and administrative expenses                                    (19,323)        (7,413)
  Start-up costs                                                          (1,030)          --
  Restructuring and other costs                                           (1,124)        (6,151)
                                                                        --------       --------
Loss income before interest expense and income tax
  (provision) benefit                                                     (5,760)        (6,662)

Interest expense, net                                                     (1,273)          (988)
                                                                        --------       --------

Loss before income tax (provision) benefit                                (7,033)        (7,650)

Income tax (provision) benefit                                               (61)           326
                                                                        --------       --------

Net Loss                                                                $ (7,094)      $ (7,324)
                                                                        ========       ========

Basic net loss per share:                                               $  (0.09)      $  (0.28)
                                                                        ========       ========
Diluted net loss per share:                                             $  (0.09)      $  (0.28)
                                                                        ========       ========

Per share data:
  Weighted average shares outstanding - Basic                             79,466         26,265
  Weighted average shares outstanding - Diluted                           79,466         26,265


See accompanying notes to consolidated condensed financial statements

     ARIS INDUSTRIES, INC.
     AND SUBSIDIARIES

     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                Three-           Three-
     (In thousands, except per share data)                                   Months Ended     Months Ended
                                                                               March 31,        March 31,
                                                                                2000             1999
                                                                            -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $ (7,094)         $ (7,324)
                                                                              --------          --------

Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                  1,313               266
  Issuance of notes in lieu of interest                                           --                 108
  Non-cash stock based compensation                                                 41              --
  Impairment of goodwill and other intangibles                                    --               3,750

Change in assets and liabilities:
  Increase in receivables                                                       (1,761)           (2,320)
  (Increase) / decrease in inventories                                          (2,112)            4,936
  Decrease / (increase) in prepaid expenses and other current assets               676              (729)
  Increase in other assets                                                        (213)             (150)
  Decrease in accounts payable                                                  (2,569)           (4,464)
  Increase / (decrease) in accrued expenses and other current liabilities        1,550            (4,714)
  Decrease in other liabilities                                                    (66)              (96)
                                                                              --------          --------
    Total Adjustments                                                           (3,141)           (3,413)
                                                                              --------          --------
      Net cash used in operating activities                                    (10,235)          (10,737)
                                                                              --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                          (2,345)              (13)
                                                                              --------          --------
      Net cash used in investing activities                                     (2,345)              (13)
                                                                              --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt and capital leases                                 (874)           (4,583)
  Book overdraft                                                                 2,951             1,500
  Stock options exercised                                                           56                10
  Proceeds - 20,000 from the issuance of common                                   --              20,000
  Common stock issuance costs paid                                                --              (1,236)
  Increase (decrease) in borrowings under revolving credit facility             12,783            (5,529)
                                                                              --------          --------
       Net cash provided by financing activities                                14,916            10,162
                                                                              --------          --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             2,336              (588)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   1,109             1,112
                                                                              --------          --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $  3,445          $    524
                                                                              ========          ========

See accompanying notes to consolidated condensed financial statements

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed financial statements for the three-month periods ended March 31, 2000 and March 31, 1999 are unaudited and reflect all adjustments consisting of normal recurring adjustments except for restructuring and other costs (See Note 6) which are, in the opinion of management, necessary for a fair presentation of financial position, operating results and cash flows for the periods.

The consolidated condensed balance sheet as of December 31, 1999 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting standards appropriate for interim financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The operating results for the three months ended March 31, 2000 are not necessarily indicative of the operating results for the year ending December 31, 2000.

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

3. ACQUISITIONS

On August 10, 1999, the Company consummated the merger of Lola, Inc. ("Lola"), a California corporation, with and into Europe Craft Imports, Inc. ("ECI"), a New Jersey corporation (the "Merger"), that is wholly owned by the Company. Concurrent with the closing, ECI contributed all of the assets formerly owned by Lola to XOXO

Clothing Company, Incorporated, a Delaware corporation ("XOXO") that is wholly owned by ECI. Lola's business consisted principally of the manufacture and sale of women's apparel and accessories principally under the "XOXO" name.

In connection with the acquisition, Lola's shareholders received $10,000,000 in cash, 6,500,000 shares of the Company's common stock, valued at $1.50 per share at the time of the acquisition, and options to purchase 1,150,000 shares of the Company's common stock (valued at $805,000). In addition, the Company incurred acquisition expenses which approximated $473,000. The acquisition was accounted for under the purchase method of accounting, and accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. The excess of the purchase price over the fair values of assets acquired and liabilities assumed amounted to $22,649,000 and has been recorded as goodwill. The goodwill is being amortized over a twenty year useful life using the straight line method. In conjunction with the merger, the Company obtained a $10,000,000 term loan and increased its line of credit from $65,000,000 to $80,000,000 with a financial institution.

4. DEBT

The Company's long-term indebtedness consists of its obligations to BNY Financial Corporation ("BNY") under the Series A Junior Secured Note Agreement dated June 30, 1993,as amended, pursuant to which BNY is currently owed $6,942,000 plus interest at the rate of 7% per annum, with a final maturity date of November 3, 2002. The principal of BNY's Note is payable on November 3 of each year as follows:

                      YEAR               AMOUNT

                      2000               $  600,000
                      2001               $1,100,000
                      2002               $5,242,000

BNY is also entitled to receive mandatory prepayments based upon 50% of certain "excess cash flows" of the Company as defined in the Company's note agreements with BNY.

The Company entered into a Financing Agreement facility with The CIT Commercial Services Group, Inc. and certain other financial institutions, whereby such lenders agreed to provide a revolving credit facility of up to $65,000,000, for working capital, loans and letters of credit financing, which expires on February 26, 2002. The obligations under the Financing Agreement are collateralized by liens on substantially all of the assets of the Company's subsidiaries. For revolving credit loans, interest will accrue at the bank's prime rate. For Eurodollar loans, interest will accrue at a rate per annum equal to the Eurodollar rate (as defined) plus 2.5%. The Agreement contains various financial and other covenants and conditions, including, but not limited to, limitations on paying dividends, making acquisitions and incurring additional indebtedness. As of March 31, 2000 the Company had availability under the facility of approximately $1,645,000 and was incurring interest at prime rate (9%).

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

During April 2000, the Company entered into an amendment of its Financing Agreement with CIT Commercial Services Group, Inc. and certain other financial institutions, under which the lenders waived compliance with certain covenant requirements for 1999 which the Company was not in compliance with and amended the covenants for the year ended December 31, 2000. In addition, the amendment provides an overdraft facility based on seasonal needs. In connection with the waiver and amendment, the Company's Chief Executive Officer agreed to provide a personal guarantee on $3 million of indebtedness outstanding under the Financing Agreement through October 31, 2000.

5. START-UP COSTS OF NEW LICENSING OPERATIONS

During the three-months ended March 31, 2000, the Company incurred $1,030,000 of start-up costs relating to various license agreements for which product launches are scheduled for years 2000 and 2001. These start-up costs consist of salaries, samples and related supplies directly attributable to newly licensed operations. The Company expects to continue to incur such costs during fiscal 2000 and 2001 in connection with several of its new license arrangements.

6. RESTRUCTURING AND OTHER COSTS

During the quarter ended March 31, 2000 the Company recorded charges of $1,124,000 associated with the continuing restructuring of its corporate office and distribution facilities. These charges before taxes relate primarily to employee severance costs.

During the first quarter ended ended March 31, 1999 in connection with the Simon Purchase Transaction, the Company was required to obtain consents from the licensor of its Perry Ellis licenses. As a condition to granting its consent, such licensor required that the term of its licenses be shortened. Based on the negative undiscounted net cash flows expected to be derived from these licenses over their revised terms, intangible assets associated with the acquisition of these licenses of $3,750,000 (included in goodwill) was deemed impaired and written-off. In addition, the Company made a severance payment of approximately $2,401,000 pursuant to the Retention Agreement between the Company and its former President.

7. INVENTORIES

                              March 31, 2000           December 31, 1999
                              --------------           -----------------
                              (In Thousands)             (In Thousands)

Finished Goods                   $ 15,156                   $ 14,040
Work-in process                     2,322                      1,196
Raw materials                       2,867                      2,997
                                 --------                   --------
                                 $ 20,345                   $ 18,233
                                 =========                  ========



8. INCOME TAXES

At December 31, 1999 the Company had available net operating loss carryforwards for federal income tax purposes of approximately $80,000,000 which expire from fiscal 2000 through 2018. As a result of the change of control of the Company caused by the Simon Purchase Transaction, the utilization of these net operating loss carryforwards are limited by Section 382 of the Internal Revenue Code to approximately $1,500,000 annually. Accordingly, the Company expects that a significant portion of these net operating loss carryforwards will expire unused and has recorded a full valuation allowance against the Company's deferred tax asset. In addition, the Company's alternative minimum tax credit carryovers are subject to similar restrictions but do not expire.

9. PER SHARE DATA

Basic (loss) income per common share is computed by dividing net (loss) income available for common shareholders, by the weighted average number of shares of common stock outstanding during each period. Diluted (loss) income per share is computed assuming the conversion of stock options and warrants with a market value greater than the exercise price.

                                           March 31,2000        March 31, 1999
                                           (In thousands        (In thousands
                                             except per           except per
                                             share data)          share data)
                                           -------------        --------------
NUMERATOR:
  Net loss ...........................       $ (7,094)             $ (7,324)

DENOMINATOR:
  Basic weighted average shares
   outstanding .......................         79,466                26,265

EFFECT OF DILUTED
SECURITIES:
   Stock Options .....................           --                    --
                                             --------              -------
   Diluted weighted average
     shares outstanding ..............         79,466                26,265
                                             ========              ========
Basic (loss) per share ...............       $  (0.09)             $  (0.28)
                                             ========              ========
Diluted (loss) per share .............       $  (0.09)             $  (0.28)
                                             ========              ========

Options and warrants to purchase 3,543,511 and 2,336,510 shares of Common Stock were outstanding as of March 31, 2000 and March 31, 1999, respectively, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

10. COMMITMENTS AND CONTINGENCIES

Licensing Agreements

The Company has been granted several license agreements to manufacture and distribute men's, women's and boys' outerwear, sportswear and activewear products bearing the licensors' labels. The agreements expire at various dates through 2011. The Company is required to make royalty and advertising payments based on a percentage of sales, as defined in the respective agreements, subject to minimum payment thresholds. Future minimum royalty and advertising payments required under the license agreements are as follows (in thousands):

         2000 ..................................      $ 3,064
         2001 ..................................        4,434
         2002 ..................................        5,394
         2003 ..................................        6,245
         2004 ..................................        5,380
         Thereafter ............................        9,939
                                                      -------
         Total minimum royalty and advertising
           payments ............................      $34,456
                                                      =======

In April 2000 Perry Ellis International and the Company mutually agreed not to continue the "Perry Ellis America" Jeanswear license after the Year 2000. Simultaneous with this agreement the Company and Perry Ellis International agreed to renew the Company's Loungewear License Agreement through December 31, 2003.

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

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following analysis of the financial condition and results of operations of Aris Industries, Inc. (the "Company") for the three-month periods ended March 31, 2000 and March 31, 1999 should be read in conjunction with the consolidated condensed financial statements, including the notes thereto, included on pages 3 through 11 of this report.

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

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company had a working capital deficit of approximately $720,000 as compared to a working capital surplus of approximately $7,419,000 at December 31, 1999. The decrease in working capital was due to the Company's net loss incurred in the three months ended March 31, 2000. During this period, the Company financed its working capital requirements and capital expenditures principally through its credit facilities.

On February 26, 1999, simultaneous, with the closing of the Simon Purchase Transaction, the Company and its subsidiaries entered into a Financing Agreement with CIT Commercial Services Group, Inc. ("CIT") and certain other financial institutions, whereby such lenders agreed to provide a revolving credit facility of up to

$65,000,000 for working capital, loans and letters of credit financing, which expires on February 26, 2002. The obligations under the Financing Agreement are collateralized by liens on substantially all of the assets of the Company and its subsidiaries. For revolving credit loans, interest will accrue at the bank's prime rate. For Eurodollar loans, interest will accrue at a rate per annum equal to the Eurodollar rate plus 2.5%. The agreement evidencing the new line of credit contains various financial and other covenants and conditions, including, but not limited to, limitations on paying dividends, making acquisitions and incurring additional indebtedness. As of March 31, 2000 the Company had availability under the facility of approximately $1,645,000 and was incurring interest at prime rate (9%).

In connection with the XOXO transaction, the Company's Financing Agreement was amended to increase the revolving credit line to $80,000,000, and to provide for a term loan of $10,000,000. The term loan bears interest at prime plus one-half percent and is payable in quarterly installments of $500,000, plus interest, commencing January 1, 2000, with a balloon payment of $5,500,000 on February 26, 2002, the maturity date. The Company is required to make certain mandatory prepayments based upon "excess cash flows" as defined in the amendment to the loan agreement.

During April 2000, the Company entered into an amendment of its Financing Agreement with CIT Commercial Services Group, Inc. and certain other financial institutions, under which the lenders waived compliance with certain covenant requirements for 1999 which the Company was not in compliance with and amended the covenants for the year ended December 31, 2000 to provide for the Company to operate within its fiscal 2000 business plan. In addition, the amendment provided an overdraft facility based on seasonal needs. In connection with the waiver and amendment, the Company's Chief Executive Officer agreed to provide a personal guarantee on $3 million of indebtedness outstanding under the credit agreement through October 31, 2000.

The Company's long-term indebtedness consists of its obligations to BNY Financial Corporation ("BNY") under the Series A Junior Secured Note Agreement dated June 30, 1993, pursuant to which BNY is owed $6,942,000, including $1,042,000, representing the quarterly interest payments that were deferred for the period February 1, 1996 through January 31, 1998 by agreement with BNY in September 1997, plus interest at the rate of 7% per annum, with a final maturity date of November 3, 2002. The principal of BNY's Note is payable on November 3 of each year as follows:

                    YEAR                AMOUNT

                    2000                $  600,000
                    2001                $1,100,000
                    2002                $5,242,000

BNY is also entitled to receive mandatory prepayments based upon 50% of certain "excess cash flows" of the Company as defined in the Company's note agreements with BNY.

As a result of the CIT Financing Agreement, the Company believes it has adequate liquidity and capital resources to meet its requirements for the current fiscal year.

RESULTS OF OPERATIONS

The Company reported a net loss of $7,094,000 for the three-month period ended March 31, 2000 compared to a net loss of $7,324,000 for the three-month period ended March 31, 1999.

During the three-months ended March 31, 2000, the Company incurred restructuring and other costs in the amount of $1,124,000 relating to the continuing restructuring of its corporate offices and distribution facilities. In addition, the Company incurred $1,030,000 in start-up costs associated with new licensing arrangement for which product launches are scheduled for fiscal 2000 and 2001.

For the three-months ended March 31, 1999 the net loss was primarily attributable to non-recurring charges which consisted of a severance charge of approximately $2,401,000 made pursuant to the Retention Agreement between the Company and its former President and the write off of the remaining value of the Goodwill and certain licenses of $3,750,000.

NET SALES

The Company's net sales increased from $28,133,000 during the three-months ended March 31, 1999 to $42,886,000 during the three-months ended March 31, 2000. This increase of $14,753,000 was primarily due to the inclusion of XOXO's sales of $23,851,000. In addition, there were sales increases of $1,315,000 in the Company's "Perry Ellis" product lines. These increases in sales were offset by a decrease in the "Members Only" product line of $2,484,000, $5,443,000 in the "FUBU" product lines and $2,486,000 for private label sales.

GROSS PROFIT

Gross Profit for the three-months ended March 31, 2000 was $15,152,000 or 35.3% of net sales compared to $6,660,000 or 23.7% of net sales for the three-months ended March 31, 1999. Gross profit was positively impacted by sales of higher margin XOXO products. In addition, margins on "Perry Ellis" branded products improved compared to last year when the Company liquidated prior season inventory at reduced prices. Last years gross profit was also negatively impacted due to the liquidation of inventories on discontinued divisions.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and Administrative expenses were $19,323,000 or 45.1% of net sales for the three-months ended March 31, 2000 as compared to $7,413,000 or 26.3% of net sales for the three-months ended March 31, 1999. The increase in Selling and Administrative expenses is attributable to the inclusion of XOXO's Selling and Administrative expenses, from the date of the acquisition. In addition, Selling and Administrative expenses have increased due to opening of twelve XOXO Retail and Outlet Stores since the XOXO acquisition on August 10, 1999.

START-UP COSTS OF NEW LICENSING OPERATIONS

During the three-months ended March 31, 2000, the Company incurred $1,030,000 of start-up costs relating to various license agreements for which product launches are scheduled for years 2000 and 2001. These start-up costs consist of salaries, samples and related supplies directly attributable to newly licensed operations. The Company expects to continue to incur such cost during fiscal 2000 and 2001 in connection with several of its new license arrangements.

RESTRUCTURING AND OTHER COSTS

During the quarter ended March 31, 2000 the Company recorded charges of $1,124,000 associated with the continuing restructuring of its corporate office and distribution facilities. These charges before taxes relate primarily to employee severance costs.

During the first quarter ended March 31, 1999 in connection with the Simon Purchase Transaction, the Company was required to obtain consents from the licensor of its Perry Ellis licenses. As a condition to granting its consent, such licensor required that the term of its licenses be shortened. Based on the negative undiscounted net cash flows expected to be derived from these licenses over their revised terms, intangible assets associated with the acquisition of these licenses of $3,750,000 (included in goodwill) were deemed impaired and written-off. In addition, the Company made a severance payment of approximately $2,401,000 pursuant to the Retention Agreement between the Company and its former President.

INTEREST EXPENSE

Interest expense for the three-months ended March 31, 2000 increased by $285,000 or 28.8% compared to the three-month period ended March 31, 1999. This increase was due to interest on the Company's $10,000,000 Term Loan dated August 10, 1999, the date of the XOXO acquisition. In addition, the increase in interest expense is also due to additional borrowings on the Company's working capital facility, as well as increases in the prime lending rate from 8.25% as of the period ended March 31, 1999 to 9.00% as of March 31, 2000. This was partially offset by reduction of interest expense due to the conversion of Apollo debt to equity due to the Simon Purchase Transaction.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

No reports were filed under Form 8-K

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ARIS INDUSTRIES, INC.
                              (Registrant)

Date: May 12, 2000            By /s/
                                 -------------------------------
                                 Paul Spector
                                 Chief Financial Officer / Treasurer

                               INDEX TO EXHIBITS

                                                                                 Filed as Indicated Exhibit
                                                                                 to Document Referenced in
Exhibit No.                            Description                                      Footnote No.
-----------                            -----------                               --------------------------
    2.       Second Amended Joint Plan of Reorganization dated March                        (3)
             26, 1993, as amended May 11 and June 9, 1993
             (Note:  Annexes omitted)

    3.3      Restated Certificate of Incorporation filed on June 30, 1993                   (3)

    3.4      Amended and Restated By-Laws effective June 30, 1993                           (3)

    3.5      Amended and Restated Certificate of Incorporation filed on                     (22)
             July 29, 1999 increasing the authorized shares

    4.1      Specimen Certificate Evidencing Common Stock.                                  (1)

   10.67     Series A Junior Secured Note Agreement dated as of June                        (3)
             30, 1993 between Registrant and BNY Financial Corporation.

   10.68     Series A Junior Secured Note dated as of June 30, 1993                         (3)
             issued by Registrant to BNY Financial Corporation.

   10.72     Secondary Pledge Agreement dated as of June 30, 1993                           (3)
             between Registrant, BNY Financial Corporation and AIF II,
             L.P.

   10.76     Equity Registration Rights Agreement dated as of June 30,                      (3)
             1993 among Registrant and the Holders of Registered Shares
             Referred to Therein.

   10.79     Severance Agreement dated April 3, 1991 between                                (3)
             Registrant and Paul Spector.

   10.80     1993 Stock Incentive Plan of Registrant, as amended by                         (3)
             Amendment No. 1 thereto dated June 24, 1993.

   10.99     Warrant dated September 30, 1996 issued by Aris Industries,                    (10)
             Inc. to Heller Financial, Inc.

  10.101     Amendment dated May 5, 1997 to Series A Junior Secured                         (11)
             Note Agreement dated as of June 30, 1993 between
             Registrant and BNY Financial Corporation.

  10.103     Amendment dated June 18, 1997 to Series A Junior Secured                       (13)
             Note Agreement dated as of June 30, 1993 between
             Registrant and BNY Financial Corporation.

  10.105     Asset Purchase Agreement dated as of July 15, 1997 among                       (14)
             Davco Industries, Inc., as Seller, Steven Arnold and
             Christopher Healy as Shareholders of Seller, and Aris
             Management Corp. (n/k/a ECI Sportswear, Inc.), as
             Purchaser.

  10.106     Shareholders Agreement dated as of July 15, 1997 among                         (14)
             Davco Industries, Inc., Steven Arnold, Christopher Healy,
             Aris Management Corp. (n/k/a ECI Sportswear, Inc.), the
             Registrant, Apollo Aris Partners, L.P. and Charles S. Ramat.

  10.107     Amendment dated July 18, 1997 to Series A Junior Secured                       (14)
             Note Agreement dated as of June 30, 1993 between
             Registrant and BNY Financial Corporation.


                                                                                 Filed as Indicated Exhibit
                                                                                 to Document Referenced in
Exhibit No.                            Description                                      Footnote No.
-----------                            -----------                               --------------------------
  10.109     Amendment executed September 12, 1997 to Series A and                          (15)
             Series B Junior Secured Note Agreements dated as of June
             30, 1993 between Registrant, BNY Financial Corporation
             and AIF, L.P.

  10.111     Securities Purchase Agreement, dated as of February 26,                        (17)
             1999, between Aris Industries, Inc., Apollo Aris Partners,
             L.P., AIF, L.P., The Simon Group, L.L.C. and Arnold
             Simon.

  10.112     Shareholders Agreement, dated as of February 26, 1999,                         (17)
             between Aris Industries, Inc., Apollo Aris Partners, L.P.,
             AIF, L.P., The Simon Group, L.L.C. and Charles S. Ramat.

  10.113     Equity Registration Rights Agreement, dated as of February                     (17)
             26, 1999, between Aris Industries, Inc., Apollo Aris
             Partners, L.P., AIF, L.P., The Simon Group, L.L.C. and
             Charles S. Ramat.

  10.114     Retention Agreement dated as of February 18, 1999 by and                       (17)
             between Aris Industries, Inc. and Charles S. Ramat.

  10.115     Financing  Agreement dated February 26, 1999 by and                            (18)
             among the Company and its Subsidiaries and CIT

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
             Joseph Purritano


                                                                                 Filed as Indicated Exhibit
                                                                                 to Document Referenced in
Exhibit No.                            Description                                      Footnote No.
-----------                            -----------                               --------------------------
  10.121     Agreement and Plan of Merger dated July 19, 1999 by and                        (21)
             among Aris Industries, Inc., XOXO Acquisition Corp. and
             Lola, Inc. and its shareholders ("Agreement and Plan of
             Merger"). The exhibits and schedules to the Agreement and
             Plan of Merger are listed on the last page of such Agreement.
             Such exhibits and schedules have not been filed by the
             Registrant, who hereby undertakes to file such exhibits and schedules upon request of the Commission.


  10.122     Amendment No. 1 to Agreement and Plan of Merger                                (21)

  10.123     Employment Agreement by and among the Registrant, ECI,                         (21)
             ECI Sportswear, Inc. and XOXO and Gregg Fiene, dated
             August 10, 1999

  10.124     Employment Agreement by and among the Registrant, ECI,                         (21)
             ECI Sportswear, Inc. and XOXO and Hollis Fiene, dated
             August 10, 1999

  10.125     Shareholders' Agreement by and among the Registrant, The                       (21)
             Simon Group, LLC, Gregg Fiene, Michele Bohbot and Lynn
             Hanson, dated August 10, 1999

  10.126     Amendment No. 2 to Financing Agreement by and among                            (21)
             Aris Industries, Inc., Europe Craft Imports, Inc., ECI
             Sportswear, Inc., Stetson Clothing Company, Inc., XOXO;
             the Financial Institutions from time to time party to the
             Financing Agreement, as Lenders; and the CIT
             Group/Commercial Services, Inc. as Agent, dated August 10,
             1999

  10.127     Amended and Restated 1993 Stock Option Plan                                    (16)


                                                                                 Filed as Indicated Exhibit
                                                                                 to Document Referenced in
Exhibit No.                            Description                                      Footnote No.
-----------                            -----------                               --------------------------
  10.128     Amendment No. 3 to Financing Agreement by and among                            (23)
             Aris Industries, Inc., Europe Craft Imports, Inc., ECI
             Sportswear, Inc., Stetson Clothing Company, Inc., XOXO;
             the Financial Institutions from time to time party to the
             Financing Agreement, as Lenders; and the CIT
             Group/Commercial Services, Inc. as Agent, dated February
             15, 2000

  10.129     Waiver and Consent to Financing Agreement by and among                         (23)
             Aris Industries, Inc., Europe Craft Imports, Inc., ECI
             Sportswear, Inc., Stetson Clothing Company, Inc., XOXO;
             the Financial Institutions from time to time party to the
             Financing Agreement, as Lenders; and the CIT
             Group/Commercial Services, Inc. as Agent, dated April 1,
             2000.

  10.130     Amendment No. 4 to Financing Agreement by and among                            (23)
             Aris Industries, Inc., Europe Craft Imports, Inc., ECI
             Sportswear, Inc., Stetson Clothing Company, Inc., XOXO;
             the Financial Institutions from time to time party to the
             Financing Agreement, as Lenders; and the CIT
             Group/Commercial Services, Inc. as Agent, dated April 30,
             2000.


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

(16)         Files as Annex A to the Company's Proxy Statement filed with the Commission on May 27, 1999, and incorporated herein by reference.

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

(21)         Filed as the indicated Exhibit to the Report on Form 8-K dated August 10, 1999 and incorporated herein by reference

(22)         Filed as the indicated Exhibit to the Report on Form 10Q dated September 30, 1999 and incorporated herein by reference.

(23)         Filed herewith