Form 10-Q
period 2000-06-30
ARIS INDUSTRIES INC
filed 2000-08-14
CIK 100979

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter ended                         (Commission File Number):  1-4814
June 30, 2000

                              ARIS INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

          New York                                            22-1715274
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

                       YES  X     NO
                           ---       ---

Number of shares of Common Stock outstanding                         79,686,265
As of August 11, 2000

                              ARIS INDUSTRIES, INC.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements
                       (Unaudited)
                a.     Consolidated Condensed Balance Sheets as
                       of June 30, 2000 and December 31, 1999                  3

                b.     Consolidated Condensed Statements of
                       Operations for the Six-Months Ended June
                       30, 2000 and June 30, 1999                              4

                c.     Consolidated Condensed Statements of
                       Operations for the Three-Months Ended
                       June 30, 2000 and June 30, 1999                         5

                d.     Consolidated Condensed Statements of Cash
                       Flows for the Six-Months Ended June 30,
                       2000 and June 30, 1999                                  6

                e.     Notes to Consolidated Condensed Financial
                       Statements                                              7

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                                    13

        Item 3. Quantitative and Qualitative Disclosures
                About Market Risk                                             18

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings                                             19

        Item 2. Changes in Securities                                         19

        Item 3. Defaults upon Senior Securities                               19

        Item 4. Submission of Matters to a Vote of
                Security Holders                                              19

        Item 5. Other Information                                             19

        Item 6. Exhibits and Reports on Form 8-K                              19

SIGNATURES                                                                    20


                  ARIS INDUSTRIES, INC.
                     AND SUBSIDIARIES

          CONSOLIDATED CONDENSED BALANCE SHEETS
                       (Unaudited)

(in thousands, except per share data)
                                                                      June 30,   December 31,
ASSETS                                                                  2000        1999
                                                                     ---------    ---------
Current assets:
   Cash and cash equivalents                                         $     362    $   1,109
   Receivables, net                                                     28,630       34,004
   Inventories                                                          28,551       18,233
   Prepaid expenses and other current assets                             1,560        2,509
                                                                     ---------    ---------

                Total current assets                                    59,103       55,855

Property and equipment, net                                             12,681       10,752

Goodwill, net                                                           37,088       37,894

Other assets                                                             2,073        1,616
                                                                     ---------    ---------

                TOTAL ASSETS                                         $ 110,945    $ 106,117
                                                                     =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
   Borrowings under revolving credit facility                        $  36,527    $  25,485
   Current portion of long-term debt                                     2,600        2,600
   Current portion of capitalized lease obligations                        988        1,755
   Accounts payable                                                     20,906       14,591
   Accrued expenses and other current liabilities                        5,002        4,005
                                                                     ---------    ---------
                Total current liabilities                               66,023       48,436

Long-term debt                                                          13,342       14,342
Capitalized lease obligations                                            2,127        1,818
Other liabilities                                                        2,472        2,270
                                                                     ---------    ---------
                Total liabilities                                       83,964       66,866

Commitments and contingencies

Stockholders' Equity:
   Preferred stock, $.01 par value: 10,000 shares authorized; none
      issued and outstanding                                              --           --
   Common stock, $.01 par value: 100,000 shares authorized
      79,544 issued and outstanding at June 30, 2000
      and 79,434 issued and outstanding at December 31, 1999               795          794
   Additional paid-in capital                                           80,571       80,324
   Accumulated deficit                                                 (54,021)     (41,399)
   Unearned compensation                                                  (364)        (468)

                                                                     ---------    ---------

                Total stockholders' equity                              26,981       39,251
                                                                     ---------    ---------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 110,945    $ 106,117
                                                                     =========    =========

See accompanying notes to consolidated condensed financial statements


                ARIS INDUSTRIES, INC.
                  AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (Unaudited)
                                                                           Six-                Six-
(in thousands, except per share data)                                  Months Ended        Months Ended
                                                                          June 30,            June 30,
                                                                           2000                1999
                                                                      --------------      --------------
Net Sales                                                                $ 87,086             $ 53,457
Cost of Sales                                                             (56,768)             (39,889)
                                                                         --------             --------
   Gross Profit                                                            30,318               13,568
Commission and Licensing Income                                             1,161                  536
                                                                         --------             --------
Income before operating expenses, interest expense and income
   tax (provision) benefit                                                 31,479               14,104

Operating expenses:
   Selling and administrative expenses                                    (38,641)             (15,508)
   Start-up costs                                                          (1,633)                --
   Restructuring and other costs                                           (1,253)              (8,001)
                                                                         --------             --------
Loss before interest expense and income tax
   (provision) benefit                                                    (10,048)              (9,405)

Interest expense, net                                                      (2,503)              (1,589)
                                                                         --------             --------

Loss before income tax (provision) benefit                                (12,551)             (10,994)

Income tax (provision) benefit                                                (71)                 587
                                                                         --------             --------

Net loss                                                                 ($12,622)            ($10,407)
                                                                         ========             ========

Basic net loss per share:                                                ($  0.16)            ($  0.29)
                                                                         --------             --------
Diluted net loss per share:                                              ($  0.16)            ($  0.29)
                                                                         --------             --------

Per share data:
   Weighted average shares outstanding - Basic                             79,513               36,487
   Weighted average shares outstanding - Diluted                           79,513               36,487

See accompanying notes to consolidated condensed financial statements


                ARIS INDUSTRIES, INC.
                  AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (Unaudited)
                                                                       Three-             Three-
(in thousands, except per share data)                                Months Ended       Months Ended
                                                                       June 30,           June 30,
                                                                         2000               1999
                                                                       --------           --------
Net Sales                                                              $ 44,200           $ 25,324
Cost of Sales                                                           (29,034)           (18,416)
                                                                       --------           --------
   Gross Profit                                                          15,166              6,908
Commission and Licensing Income                                             596                294
                                                                       --------           --------

Income before operating expenses, interest expense and income
   tax (provision) benefit                                               15,762              7,202

Operating expenses:
   Selling and administrative expenses                                  (19,318)            (8,095)
   Start-up costs                                                          (603)              --
   Restructuring and other costs                                           (129)            (1,850)

                                                                       --------           --------
Loss before interest expense and income tax
   (provision) benefit                                                   (4,288)            (2,743)

Interest expense, net                                                    (1,230)              (601)
                                                                       --------           --------


Loss before income tax (provision) benefit                               (5,518)            (3,344)

Income tax (provision) benefit                                              (10)               261
                                                                       --------           --------

Net loss                                                               ($ 5,528)          ($ 3,083)
                                                                       ========           ========



Basic net loss per share:                                              ($  0.07)          ($  0.07)
                                                                       --------           --------

Diluted net loss per share:                                            ($  0.07)          ($  0.07)
                                                                       --------           --------


Per share data:
   Weighted average shares outstanding - Basic                           79,541             46,035
   Weighted average shares outstanding - Diluted                         79,541             46,035

See accompanying notes to consolidated condensed financial statements

         ARIS INDUSTRIES, INC.
         AND SUBSIDIARIES

         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                                               Six-                  Six-
         (In thousands, except per share data)                                             Months Ended          Months Ended
                                                                                             June 30,              June 30,
                                                                                               2000                  1999
                                                                                             --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                                 ($12,622)             ($10,407)
                                                                                             --------              --------
     Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
         Depreciation and amortization                                                          2,740                   537
         Issuance of notes in lieu of interest                                                   --                     108
         Non-cash stock based compensation                                                        293                  --
         Impairment of goodwill and other intangibles                                            --                   3,750
    Change in assets and liabilities :
         Decrease in receivables                                                                5,374                 5,787
         (Increase) / decrease in inventories                                                 (10,318)                7,330
         Decrease / (increase) in prepaid expenses and other current assets                       918                  (373)
         (Increase) / decrease in other assets                                                   (694)                    9
         Increase / (decrease) in accounts payable                                              6,315                (1,919)
         Increase / (decrease) in accrued expenses and other current liabilities                  997                (4,228)
         Increase in other liabilities                                                            202                    99
                                                                                             --------              --------
              Total Adjustments                                                                 5,827                11,100
                                                                                             --------              --------
                        Net cash (used in) provided by operating activities                    (6,795)                  693
                                                                                             --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                       (3,417)                 (709)
                                                                                             --------              --------
                        Net cash used in investing activities                                  (3,417)                 (709)
                                                                                             --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of long-term debt and capital leases                                            (1,636)               (4,583)
    Book overdraft                                                                                                      860
    Stock options exercised                                                                        59                    20
    Proceeds from the issuance of common                                                         --                  20,000
    Common stock issuance costs paid                                                             --                  (1,451)
    Increase (decrease) in borrowings under revolving credit facility                          11,042               (15,370)
                                                                                             --------              --------
                        Net cash provided by (used in) financing activities                     9,465                  (524)
                                                                                             --------              --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                        (747)                 (540)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  1,109                 1,112
                                                                                             --------              --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $    362              $    572
                                                                                             ========              ========
Non-Cash Investing and Financing Activities:
    Capital Lease Obligations Incurred                                                       $    209              $  1,128
    Exchange of Series B Secured Notes for Common Stock                                          --                   4,846

See accompanying notes to consolidated condensed financial statements

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed financial statements as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999, are unaudited and reflect all adjustments consisting of normal recurring adjustments except for restructuring and other costs (See Note 6) which are, in the opinion of management, necessary for a fair presentation of financial position, operating results and cash flows for the periods.

The consolidated condensed balance sheet as of December 31, 1999 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting standards appropriate for interim financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the operating results for the year ending December 31, 2000.

2.   LIQUIDITY AND BUSINESS RISKS

The Company's results through June 30, 2000 are within expectations. Based on expected operating results for the remainder of fiscal 2000, as well as the personal guarantees and collateral from the Company's chief executive officer, the Company anticipates it will have adequate liquidity and capital to meet its requirements for the fiscal year 2000.

3.   THE SIMON TRANSACTION

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

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.   ACQUISITIONS

On August 10, 1999, the Company consummated the merger of Lola, Inc. ("Lola"), a California corporation, with and into Europe Craft Imports, Inc. ("ECI"), a New Jersey corporation (the "Merger"), which is wholly owned by the Company. Concurrent with the closing, ECI contributed all of the assets formerly owned by Lola to XOXO Clothing Company, Incorporated, a Delaware corporation ("XOXO") that is wholly owned by ECI. Lola's business consisted principally of the manufacture and sale of women's apparel and accessories principally under the "XOXO" name.

In connection with the acquisition, Lola's shareholders received $10,000,000 in cash, 6,500,000 shares of the Company's common stock, valued at $1.50 per share at the time of the acquisition, and options to purchase 1,150,000 shares of the Company's common stock (valued at $805,000). In addition, the Company incurred acquisition expenses which approximated $473,000. The acquisition was accounted for under the purchase method of accounting, and accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. The excess of the purchase price over the fair values of assets acquired and liabilities assumed amounted to $22,774,000 and has been recorded as goodwill. The goodwill is being amortized over a twenty year useful life using the straight line method. In conjunction with the merger, the Company obtained a $10,000,000 term loan and increased its line of credit from $65,000,000 to $80,000,000 with a financial institution.


5.   DEBT

The Company's long-term indebtedness consists, in part, of its obligations to BNY Financial Corporation ("BNY")under the Series A Junior Secured Note Agreement dated June 30, 1993,as amended, pursuant to which BNY is currently owed $6,942,000 plus interest at the rate of 7% per annum, with a final maturity date of November 3, 2002. The principal of BNY's Note is payable on November 3 of each year as follows:
                             YEAR                  AMOUNT
                             ----                ----------
                             2000                $  600,000
                             2001                $1,100,000
                             2002                $5,242,000

BNY is also entitled to receive mandatory prepayments based upon 50% of certain "excess cash flows" of the Company as defined in the Company's note agreements with BNY.

The Company entered into a Financing Agreement with The CIT Commercial Services Group, Inc. and certain other financial institutions, whereby such lenders agreed to provide a revolving credit facility of up to $65,000,000, for working capital, loans and letters of credit financing, which expires on February 26, 2002. The obligations under the Financing Agreement are collateralized by liens on substantially all of the assets of the

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Company. For revolving credit loans, interest will accrue at the bank's prime rate. For Eurodollar loans, interest will accrue at a rate per annum equal to the Eurodollar rate (as defined) plus 2.5%. The Agreement contains various financial and other covenants and conditions, including, but not limited to, limitations on paying dividends, making acquisitions and incurring additional indebtedness.

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

During April 2000, the Company entered into an amendment of its Financing Agreement with CIT Commercial Services Group, Inc. and certain other financial institutions, under which the lenders waived compliance with certain covenant requirements for 1999 which the Company was not in compliance with and amended the covenants for the year ended December 31, 2000. In addition, the amendment provides an overdraft facility based on seasonal needs. The amendment also increased the interest rate on the Company's revolving credit facility to prime plus one-quarter percent and increased the interest rate on the Company's term loan to prime plus three-quarter percent. In connection with the waivers and amendment, the Company's chief executive officer agreed to provide a personal guarantee on $3 million of indebtedness outstanding under the Financing Agreement through the later of October 31, 2000 or the date on which the Company does not have over-advances under its revolving line of credit.

In June 2000, First A.H.S. Acquisition Corp. ("AHS") a company owned by the Company's chief executive officer entered into an agreement (the "L/C Agreement") with the Company's principal commercial lender to facilitate the opening of up to $17,500,000 in letters of credit for inventory of products the Company will eventually sell. Pursuant to the L/C Agreement, the chief executive officer entered into a guaranty agreement limited to $7,000,000 of the reimbursement of AHS' obligations under the L/C Agreement. It is contemplated that AHS will retain title to the inventory until such time as the Company ships such inventory to its customers at which time title will transfer the inventory to the Company who will pay AHS for the inventory at its cost.


6.   START-UP COSTS OF NEW LICENSING OPERATIONS

During the six-months ended June 30, 2000, the Company incurred $1,633,000 of start-up costs relating to various license agreements for which product launches are scheduled for later in fiscal years 2000 and 2001. These start-up costs consist of salaries, samples and related supplies directly attributable to newly licensed operations. The

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Company expects to continue to incur such costs during the remainder of fiscal 2000 and fiscal 2001 in connection with several of its new license arrangements.


7.   RESTRUCTURING AND OTHER COSTS

During the six-months ended June 30, 2000 the Company recorded charges of $1,253,000 associated with the continuing restructuring of its corporate office and distribution facilities. These charges before taxes relate primarily to employee severance costs.

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


8.   INVENTORIES


                           June 30, 2000          December 31, 1999
                          --------------          -----------------
                          (In Thousands)            (In Thousands)
Finished Goods             $   21,913                 $   14,040
Work-in process                 2,982                      1,196
Raw materials                   3,656                      2,997
                               -------                    ------
                           $   28,551                 $   18,233
                           ===========                ==========



 .

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


9.   PER SHARE DATA

Basic (loss) income per common share is computed by dividing net (loss) income available for common shareholders, by the weighted average number of shares of common stock outstanding during each period. Diluted (loss) income per share is computed assuming the conversion of stock options and warrants with a market value greater than the exercise price.


--------------------------------------------------------------------------------
Six-Months Ended                           June 30, 2000         June 30, 1999
                                           (In thousands         (In thousands
                                            except per            except per
                                            share data)           share data)
--------------------------------------------------------------------------------
NUMERATOR:
  Net loss ............................      $(12,622)             $(10,407)
                                             ----------            --------
DENOMINATOR:
  Basic weighted average shares
    outstanding .......................        79,513                36,487
EFFECT OF DILUTED
SECURITIES:
   Stock Options                                   --                    --
                                             ----------            --------
   Diluted weighted average
shares outstanding ....................        79,513                36,487
                                             ========              ========

Basic net (loss) per share ............      $  (0.16)             $  (0.29)
                                             =========             ========
Diluted net (loss) per share ..........      $  (0.16)             $  (0.29)
                                             =========             ========
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
Three-Months Ended                         June 30, 2000         June 30, 1999
                                           (In thousands         (In thousands
                                            except per            except per
                                            share data)           share data)
--------------------------------------------------------------------------------
NUMERATOR:
  Net loss ............................      $ (5,528)             $ (3,083)
                                             ----------            --------
DENOMINATOR:
  Basic weighted average shares
    outstanding .......................        79,541                46,035
EFFECT OF DILUTED
SECURITIES:
   Stock Options                                   --                    --
                                             --------              --------
   Diluted weighted average
shares outstanding ....................        79,541                46,035
                                             ========              ========

Basic net (loss) per share ............      $  (0.07)             $  (0.07)
                                             ========              ========
--------------------------------------------------------------------------------

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


--------------------------------------------------------------------------------
Three-Months Ended                         June 30, 2000         June 30, 1999
                                           (In thousands         (In thousands
                                            except per            except per
                                            share data)           share data)
--------------------------------------------------------------------------------
Diluted net (loss) per share ..........      $  (0.07)             $  (0.07)
                                             =========             ========
--------------------------------------------------------------------------------

Options and warrants to purchase 10,947,145 and 3,309,677 shares of Common Stock were outstanding as of June 30, 2000 and June 30, 1999, respectively, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.




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


        2000.....................      $ 3,093
        2001.....................        4,524
        2002.....................        5,554
        2003.....................        6,445
        2004.....................        5,380
        Thereafter ..............        9,939
                                       -------
        Total minimum royalty
          and advertising payments     $34,935
                                       =======

In April 2000, Perry Ellis International and the Company mutually agreed not to continue the "Perry Ellis America" Jeanswear license after the Year 2000. Simultaneous with this agreement the Company and Perry Ellis International agreed to renew the Company's Loungewear License Agreement through December 31, 2003.



Contingencies

The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions. While it is not possible at this time to predict the outcome of any litigation, in the opinion of management any ultimate liability arising from these actions will not have a material effect on the Company's financial position, results of operations or cash flows.

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following analysis of the financial condition and results of operations of Aris Industries, Inc. (the "Company") for the three and six month periods ended June 30, 2000 and June 30, 1999 should be read in conjunction with the consolidated condensed financial statements, including the notes thereto, included on pages 3 through 12 of this report.

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

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Company had a working capital deficit of approximately $6,920,000 as compared to a working capital surplus of approximately $7,419,000 at December 31, 1999. The decrease in working capital was primarily due to the Company's net loss incurred in the six-months ended June 30, 2000. In addition, the working capital was negatively impacted by the build up of inventory for new start-up brands which are scheduled to start shipping in the fourth quarter of fiscal 2000. During the six months ended June 30, 2000, the Company financed its working capital requirements and capital expenditures principally through its credit facilities.

On February 26, 1999, simultaneous with the closing of the Simon Purchase Transaction, the Company and its subsidiaries entered into a Financing Agreement with CIT Commercial Services Group, Inc. ("CIT") and certain other financial institutions, whereby such lenders agreed to provide a revolving credit facility of up to $65,000,000 for working capital, loans and letters of credit financing, which expires on February 26, 2002. The obligations under the Financing Agreement are collateralized by liens on substantially all of the assets of the Company. For revolving credit loans, interest will accrue at the bank's prime rate. For Eurodollar loans, interest will accrue at a rate per annum equal to the Eurodollar rate plus 2.5%. The agreement evidencing the line of credit contains various financial and other covenants and conditions, including, but not limited to, limitations on paying dividends, making acquisitions and incurring additional indebtedness.

In connection with the XOXO transaction, the Company's Financing Agreement was amended to increase the revolving credit line to $80,000,000, and to provide for a term loan of $10,000,000. The term loan bears interest, which is paid monthly, at prime plus one- half percent and principal is payable in quarterly installments of $500,000, commencing January 1, 2000, with a balloon payment of $5,500,000 on February 26, 2002, the maturity date. The Company is required to make certain mandatory prepayments based upon "excess cash flows" as defined in the amendment to the loan agreement.

During April 2000, the Company entered into an amendment of its Financing Agreement with CIT Commercial Services Group, Inc. and certain other financial institutions, under which the lenders waived compliance with certain covenant requirements for 1999 which the Company was not in compliance with and amended the covenants for the year ended December 31, 2000. In addition, the amendment provides an overdraft facility based on seasonal needs. The amendment also increased the interest rate on the Company's revolving credit facility to prime plus one-quarter percent and increased the interest rate on the Company's term loan to prime plus three-quarter percent. In connection with the waivers and amendment, the Company's chief executive officer agreed to provide a personal guarantee on $3 million of indebtedness outstanding under the Financing Agreement through the later of October 31, 2000 or the date on which the Company does not have over-advances under its revolving line of credit.

In June 2000, First A.H.S. Acquisition Corp. ("AHS") a company owned by the Company's chief executive officer entered into an agreement (the "L/C Agreement") with the Company's principal commercial lender to facilitate the opening of up to $17,500,000 in letters of credit for inventory of products the Company will eventually sell. Pursuant to the L/C Agreement, the chief executive officer entered into a guaranty agreement limited to $7,000,000 of the reimbursement of AHS' obligations under the L/C Agreement. It is contemplated that AHS will retain title to the inventory until such time as the Company ships such inventory to its customers at which time title will transfer the inventory to the Company who will pay AHS for the inventory at its cost.

The Company's long-term indebtedness consists, in part, of its obligations to BNY Financial Corporation ("BNY")under the Series A Junior Secured Note Agreement dated June 30, 1993, pursuant to which BNY is owed $6,942,000, including $1,042,000, representing the quarterly interest payments that were deferred for the period February 1, 1996 through January 31, 1998 by agreement with BNY in September 1997, plus interest at the rate of 7% per annum, with a final maturity date of November 3, 2002. The principal of BNY's Note is payable on November 3 of each year as follows:

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

The Company's results through June 30, 2000 are within expectations. Based on expected operating results for the remainder of fiscal 2000, as well as the personal guarantees and collateral from the Company's chief executive officer, the Company anticipates it will have adequate liquidity and capital to meet its requirements for the fiscal year 2000.

RESULTS OF OPERATIONS

The Company reported net losses of $5,528,000 and $12,622,000 for the three and six month periods ended June 30, 2000 respectively, compared to net losses of $3,083,000 and $10,407,000 for the three and six month periods ended June 30, 1999.

The increase in the loss for the three month period ended June 30, 2000 was primarily due to increases in interest expense and start-up costs of $603,000 associated with new licensing arrangements for which product launches are scheduled for later in fiscal 2000 and 2001, which the Company had not yet incurred in last years comparable quarter. In addition, the Company opened four new XOXO outlet stores, in addition to the eight new stores opened since the acquisition of XOXO on August 10, 1999, which incurred significant selling and administrative expenses resulting in operating losses.

For the three-months ended June 30, 1999, the net loss was primarily attributable to the Company's restructuring and other charges of $1,850,000 relating to the consolidation of operations and facilities. Such charges consisted of severance pay, estimated costs to exit and sub-lease facilities and impairment charges related to fixed assets at the vacated facilities.

The increase in the net loss for the six month period ended June 30, 2000 was primarily due to increases in interest expense and start-up costs of $1,633,000 associated with new licensing arrangements for which product launches are scheduled for later in fiscal 2000 and 2001, which the Company had not yet incurred in last years comparable period. In addition, the Company opened twelve XOXO outlet stores, since the acquisition of XOXO on August 10, 1999, which incurred significant selling and administrative expenses resulting in operating losses.

For the six-months ended June 30, 1999 the net loss was primarily attributable to the Company's restructuring and other charges of $8,001,000 which consisted of (i) $2,401,000 relating to a severance payment made pursuant to a Retention Agreement between the Company and its former President, (ii) a non-recurring charge of $3,750,000 in connection with the write off of impaired goodwill (See Note 6 to the Financial Statements) and (iii) additional charges of $1,850,000 relating to the consolidation of operations and facilities.

NET SALES

The Company's net sales increased from $25,324,000 during the three-months ended June 30, 1999 to $44,200,000 during the three-months ended June 30, 2000. This increase of $18,876,000 was primarily due to the inclusion of XOXO's sales (XOXO was acquired by the Company on August 10, 1999) of $21,403,000, including XOXO outlet and retail store sales. In addition, the Company's net sales were positively impacted by $2,848,000 in sales attributable to the roll out of the Company's new "Baby Phat" product line and a sales increase in the Company's own "Members Only" branded product line of $1,409,000. These increases in sales were offset by a slow down in sales of the Company's "FUBU" product line of $6,403,000, which was negatively impacted due to a negative retail environment, along with a decrease of $381,000 attributable to discontinued lines and private label sales.

The Company's net sales increased from $53,457,000 during the six-months ended June 30, 1999 to $87,086,000 during the six-months ended June 30, 2000. This increase of $33,629,000 was primarily due to the inclusion of XOXO's sales (XOXO was acquired by the Company on August 10, 1999) of $44,030,000, including XOXO outlet and retail store sales. In addition, the Company's net sales were positively impacted by $4,044,000 in sales attributable to the roll out of the Company's new "Baby Phat" product line. These increases in sales were offset by a decrease in the "FUBU" product line of $11,846,000, which was negatively impacted due to a negative retail environment, $1,075,000 in the "Members Only" product lines and $1,524,000 attributable to discontinued lines and private label sales.

GROSS PROFIT

Gross Profit for the three-months ended June 30, 2000 was $15,166,000 or 34.3% of net sales compared to $6,908,000 or 27.3% of net sales for the three-months ended June 30, 1999. Gross profit was positively impacted by sales of higher margin XOXO (XOXO was acquired by the Company on August 10, 1999) and sales of "Baby Phat" products. Sales of the "Baby Phat" product line commenced in April 2000. In addition, margins on "Perry Ellis" branded products improved compared to last year when the Company liquidated prior season inventory at reduced prices. Gross profit margins were negatively impacted by lower margins on the Company's "FUBU" and "Members Only" product lines. Last year's gross profit was also negatively impacted due to the liquidation of inventories on discontinued divisions.

Gross Profit for the six-months ended June 30, 2000 was $30,318,000 or 34.8% of net sales compared to $13,568,000 or 25.4% of net sales for the six-months ended June 30, 1999. Gross profit was positively impacted by sales of higher margin XOXO (XOXO was acquired by the Company on August 10, 1999) and "Baby Phat" products. Sales of the "Baby Phat" product line commenced in April 2000. In addition, margins on "Perry Ellis" branded products improved compared to last year when the Company liquidated prior season inventory at reduced prices. Gross profit margins were negatively impacted by lower margins on the Company's "FUBU" and "Members Only" product lines. Last years gross profit was also negatively impacted due to the liquidation of inventories on discontinued divisions.



SELLING AND ADMINISTRATIVE EXPENSES

Selling and Administrative expenses were $19,318,000 or 43.7% of net sales for the three-months ended June 30, 2000 compared to $8,095,000 or 32.0% of net sales for the three-months ended June 30, 1999. The increase in Selling and Administrative expenses is attributable to the inclusion of XOXO's Selling and Administrative expenses (XOXO was acquired on August 10, 1999) which include approximately $936,000 of depreciation and goodwill amortization including XOXO store operations. In addition, Selling and Administrative expenses have increased due to the inclusion of the XOXO Retail and Outlet Stores which have incurred significant selling and administrative expenses that exceeded their sales due to the store's limited market exposure in the short time that they have been operating. Also, the Company incurred $654,000 of selling and administrative expenses attributable to the Company's "Brooks Brothers" golfwear product line which started limited shipping in June 2000.

Selling and Administrative expenses were $38,641,000 or 44.4% of net sales for the six-months ended June 30, 2000 compared to $15,508,000 or 29.0% of net sales for the six-months ended June 30, 1999. The increase in Selling and Administrative expenses is attributable to the inclusion of XOXO's Selling and Administrative expenses (XOXO was acquired on August 10, 1999) which include approximately $1,858,000 of depreciation and goodwill amortization including XOXO store operations. In addition, Selling and Administrative expenses have increased due to the inclusion of the XOXO Retail and Outlet Stores which have incurred significant selling and administrative expenses that exceeded their sales due to the store's limited market exposure in the short time that they have been operating. Also, the Company incurred $654,000 of selling and administrative expenses attributable to the Company's "Brooks Brothers" golfwear product line which started limited shipping in June 2000.


START-UP COSTS OF NEW LICENSING OPERATIONS

During the three and six month periods ended June 30, 2000, the Company incurred $603,000 and $1,633,000 respectively, of start-up costs relating to various license agreements for which product launches are scheduled for later in fiscal year's 2000 and 2001. These start-up costs consist of salaries, samples and related supplies directly attributable to newly licensed operations. The Company expects to continue to incur such costs during the remainder of fiscal 2000 and 2001 in connection with several of its new license arrangements.


RESTRUCTURING AND OTHER COSTS

During the three and six month periods ended June 30, 2000 the Company recorded charges of $129,000 and $1,253,000 respectively, associated with the continuing restructuring of its corporate office and distribution facilities. These charges before taxes relate primarily to employee severance costs.

During the three and six month periods ended June 30, 1999 the Company recorded charges of $1,850,000 and $8,001,000 respectively which consisted of (i) $2,401,000 relating to a severance payment made pursuant to a Retention Agreement between the Company and its former President, (ii) a non-recurring charge of $3,750,000 in connection with the write off of impaired goodwill (See
Note 6) and (iii) additional charges of $1,850,000 relating to the consolidation of operations and facilities.


INTEREST EXPENSE

Interest expense for the three-months ended June 30, 2000 increased by $629,000 or 104.7% compared to the three-month period ended June 30, 1999. This increase was due to interest on the Company's $10,000,000 Term Loan dated August 10, 1999, the date of the XOXO acquisition, an increase in borrowings on the Company's revolving credit facility, as well as increases in the prime lending rate from 7.75% as of June 30, 1999 to 9.50% as of June 30, 2000. In addition, the amendment to the Company's Financing Agreement increased the interest rate on the Company's revolving credit facility from prime to prime plus one-quarter percent and increased the interest rate on the Company's term loan from prime plus one-half percent to prime plus three-quarter percent.

Interest expense for the six-months ended June 30, 2000 increased by $914,000 or 57.6% compared to the six-month period ended June 30, 1999. This increase was due to interest on the Company's $10,000,000 Term Loan dated August 10, 1999, the date of the XOXO acquisition, an increase in borrowings on the Company's working capital facility, as well as increases in the prime lending rate from 7.75% as of June 30, 1999 to 9.50% as of June 30, 2000. In addition, the amendment to the Company's Financing Agreement increased the interest rate on the Company's revolving credit facility from prime to prime plus one-quarter percent and increased the interest rate on the Company's term loan from prime plus one-half percent to prime plus three-quarter percent.


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

ITEM 1. LEGAL PROCEEDINGS
-------------------------
None


ITEM 2 CHANGES IN SECURITIES
----------------------------
None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------
None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------
None


ITEM 5. OTHER INFORMATION
-------------------------
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------
No reports were filed under Form 8-K

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      ARIS INDUSTRIES, INC.
                         (Registrant)


Date: August 11, 2000         By /s/
                                 --------------------------------------
                                 Paul Spector
                                 Chief Financial Officer / Treasurer

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
                 Note Agreement dated as of June 30, 1993 between
                 Registrant and BNY Financial Corporation.



                                                                       Filed as Indicated Exhibit
                                                                       to Document Referenced in
  Exhibit No.                        Description                              Footnote No.
  -----------                        -----------                              ------------
     10.105      Asset Purchase Agreement dated as of July 15, 1997 among         (14)
                 Davco Industries, Inc., as Seller, Steven Arnold and
                 Christopher Healy as Shareholders of Seller, and Aris
                 Management Corp. (n/k/a ECI Sportswear, Inc.) , as
                 Purchaser.
     10.106      Shareholders Agreement dated as of July 15, 1997 among           (14)
                 Davco Industries, Inc., Steven Arnold, Christopher Healy,
                 Aris Management Corp. (n/k/a ECI Sportswear, Inc.), the
                 Registrant, Apollo Aris Partners, L.P. and Charles S. Ramat.
     10.107      Amendment dated July 18, 1997 to Series A Junior Secured         (14)
                 Note Agreement dated as of June 30, 1993 between
                 Registrant and BNY Financial Corporation.
     10.109      Amendment executed September 12, 1997 to Series A and            (15)
                 Series B Junior Secured Note Agreements dated as of June
                 30, 1993 between Registrant, BNY Financial Corporation
                 and AIF, L.P.
     10.111      Securities Purchase Agreement, dated as of February 26,          (17)
                 1999, between Aris Industries, Inc., Apollo Aris Partners,
                 L.P., AIF, L.P., The Simon Group, L.L.C. and Arnold
                 Simon.
     10.112      Shareholders Agreement, dated as of February 26, 1999,           (17)
                 between Aris Industries, Inc., Apollo Aris Partners, L.P.,
                 AIF, L.P., The Simon Group, L.L.C. and Charles S. Ramat.
     10.113      Equity Registration Rights Agreement, dated as of February       (17)
                 26, 1999, between Aris Industries, Inc., Apollo Aris
                 Partners, L.P., AIF, L.P., The Simon Group, L.L.C. and
                 Charles S. Ramat.
     10.114      Retention Agreement dated as of February 18, 1999 by and         (17)
                 between Aris Industries, Inc. and Charles S. Ramat.
     10.115      Financing  Agreement dated February 26, 1999 by and              (18)
                 among the Company and its Subsidiaries and CIT
                 Commercial Group, Inc. and the other Financial Industries
                 named therein.
     10.116       Employment Agreement effective as of March 1, 1999 with         (19)
                 Arnold Simon
     10.117      Employment Agreement effective as of March 1, 1999 with          (19)
                 David Fidlon
     10.118      Agreement of Lease made as of April 22, 1999 by and              (19)
                 between Erika Realty Trust, as Landlord, and Registrant, as
                 Tenant, for premises located at 89 West Rodney French
                 Blvd., New Bedford, Ma.
     10.119      First Amendment to CIT Financing Agreement dated as of           (20)
                 March 25, 1999.
     10.120      Employment Agreement effective as of June 7, 1999 with           (20)
                 Joseph Purritano


                                                                       Filed as Indicated Exhibit
                                                                       to Document Referenced in
  Exhibit No.                        Description                              Footnote No.
  -----------                        -----------                              ------------
     10.121      Agreement and Plan of Merger dated July 19, 1999 by and          (21)
                 among Aris Industries, Inc., XOXO Acquisition Corp. and
                 Lola, Inc. and its shareholders ("Agreement and Plan of
                 Merger"). The exhibits and schedules to the Agreement and
                 Plan of Merger are listed on the last page of such Agreement.
                 Such exhibits and schedules have not been filed by the
                 Registrant, who hereby undertakes to file such exhibits and schedules upon request of the Commission.
     10.122      Amendment No. 1 to Agreement and Plan of Merger                  (21)

     10.123      Employment Agreement by and among the Registrant, ECI,           (21)
                 ECI Sportswear, Inc. and XOXO and Gregg Fiene, dated
                 August 10, 1999
     10.124      Employment Agreement by and among the Registrant, ECI,           (21)
                 ECI Sportswear, Inc. and XOXO and Hollis Fiene, dated
                 August 10, 1999
     10.125      Shareholders' Agreement by and among the Registrant, The         (21)
                 Simon Group, LLC, Gregg Fiene, Michele Bohbot and Lynn
                 Hanson, dated August 10, 1999
     10.126      Amendment No. 2 to Financing Agreement by and among              (21)
                 Aris Industries, Inc., Europe Craft Imports, Inc., ECI
                 Sportswear, Inc., Stetson Clothing Company, Inc., XOXO;
                 the Financial Institutions from time to time party to the
                 Financing Agreement, as Lenders; and the CIT
                 Group/Commercial Services, Inc. as Agent, dated August 10,
                 1999
     10.127      Amended and Restated 1993 Stock Option Plan                      (16)
     10.128      Amendment No. 3 to Financing Agreement by and among              (23)
                 Aris Industries, Inc., Europe Craft Imports, Inc., ECI
                 Sportswear, Inc., Stetson Clothing Company, Inc., XOXO;
                 the Financial Institutions from time to time party to the
                 Financing Agreement, as Lenders; and the CIT
                 Group/Commercial Services, Inc. as Agent, dated February
                 15, 2000
     10.129      Waiver and Consent to Financing Agreement by and among           (23)
                 Aris Industries, Inc., Europe Craft Imports, Inc., ECI
                 Sportswear, Inc., Stetson Clothing Company, Inc., XOXO;
                 the Financial Institutions from time to time party to the
                 Financing Agreement, as Lenders; and the CIT
                 Group/Commercial Services, Inc. as Agent, dated April 1,
                 2000.
     10.130      Amendment No. 4 to Financing Agreement by and among              (23)
                 Aris Industries, Inc., Europe Craft Imports, Inc., ECI
                 Sportswear, Inc., Stetson Clothing Company, Inc., XOXO;
                 the Financial Institutions from time to time party to the
                 Financing Agreement, as Lenders; and the CIT
                 Group/Commercial Services, Inc. as Agent, dated April 30,
                 2000.


     10.131      Employment Agreement effective as of May 26, 2000 with           (24)
                 Maurice Dickson

     10.132      Employment Agreement effective as of June 13, 2000 with          (24)
                 Steven Feiner

(1) Filed as the indicated Exhibit to the Annual Report of the Company on Form 10-K for the fiscal year ended February 2, 1991 and incorporated herein by reference.

(2)       Omitted.

(3) Filed as the indicated Exhibit to the Report on Form 8-K dated June 30, 1993 and incorporated herein by reference.

(4)-(9)   Omitted.

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

(23) Filed as the indicated Exhibit to the Report on Form 10Q dated March 31, 2000 and incorporated herein by reference.

(24)           Filed  herewith.