Form 10-Q
period 2000-09-30
ARIS INDUSTRIES INC
filed 2000-11-20
CIK 100979

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter ended                         (Commission File Number):  1-4814
September 30, 2000


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


                     1411 BROADWAY, NEW YORK, NEW YORK 10018
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code: (212) 642-4300
                                                    --------------


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                       YES  X     NO
                           ---       ---

Number of shares of Common Stock outstanding                         79,665,407
As of November 10, 2000

================================================================================

                              ARIS INDUSTRIES, INC.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          a.   Consolidated Condensed Balance Sheets as of
               September 30, 2000  and December 31, 1999                      3

          b.   Consolidated Condensed Statements of Operations
               for the Three-Months Ended September 30, 2000
               and September 30, 1999                                         4

          c.   Consolidated Condensed Statements of Operations
               for the Nine-Months Ended September 30, 2000
               and September 30, 1999                                         5

          d.   Consolidated Condensed Statements of Cash Flows
               for the Nine-Months Ended September 30, 2000
               and September 30, 1999                                         6

          e.   Notes to Consolidated Condensed Financial Statements           7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             14

     Item 3. Quantitative and Qualitative Disclosures
             About Market Risk                                               20

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                          20

         Item 2.  Changes in Securities                                      20

         Item 3.  Defaults upon Senior Securities                            20

         Item 4.  Submission of Matters to a Vote of
                  Security Holders                                           20

         Item 5.  Other Information                                          21

         Item 6.  Exhibits and Reports on Form 8-K                           21

SIGNATURES                                                                   21

                              ARIS INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                             (Unaudited)
                                                                            September 30,  December 31,
(in thousands, except per share data)                                           2000          1999
                                                                            -------------  ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                  $   1,824    $   1,109
   Receivables, net                                                              39,018       34,004
   Inventories                                                                   27,388       18,233
   Prepaid expenses and other current assets                                      2,171        2,509
                                                                              ---------    ---------
                         Total current assets                                    70,401       55,855
Property and equipment, net                                                      11,903       10,752
Goodwill, net                                                                    36,646       37,894
Other assets                                                                      1,517        1,616
                                                                              ---------    ---------
                           TOTAL ASSETS                                       $ 120,467    $ 106,117
                                                                              =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Borrowings under revolving credit facility                                 $  42,565    $  25,485
   Current portion of long-term debt                                              9,100        2,600
   Current portion of capitalized lease obligations                                 947        1,755
   Accounts payable                                                              28,931       14,591
   Accrued expenses and other current liabilities                                 4,513        4,005
                                                                              ---------    ---------
                       Total current liabilities                                 86,056       48,436
Long-term debt                                                                    6,342       14,342
Capitalized lease obligations                                                     1,946        1,818
Other liabilities                                                                 2,411        2,270
                                                                              ---------    ---------
                           Total liabilities                                     96,755       66,866
                                                                              =========    =========
Commitments and contingencies
Stockholders' Equity:
   Preferred stock, $.01 par value: 10,000 shares authorized; none
      issued and outstanding                                                       --           --
   Common stock, $.01 par value: 100,000 shares authorized
      79,665 issued and outstanding at September 30, 2000
     and 79,434 issued and outstanding at December 31, 1999                         797          794
   Additional paid-in capital                                                    80,603       80,324
   Accumulated deficit                                                          (57,383)     (41,399)
   Unearned compensation                                                           (305)        (468)
                                                                              ---------    ---------
                      Total stockholders' equity                                 23,712       39,251
                                                                              ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 120,467    $ 106,117
                                                                              =========    =========




See accompanying notes to consolidated condensed financial statements

                            ARIS INDUSTRIES, INC.
                              AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Nine-         Nine-
                                                             Months Ended   Months Ended
                                                             September 30,   September 30,
                                                                  2000          1999
                                                              -------------  -------------
                                                           (in thousands, except per share data)
NET SALES                                                       $ 145,348    $ 116,326
COST OF SALES                                                     (98,517)     (84,440)
                                                                ---------    ---------
   GROSS PROFIT                                                    46,831       31,886
COMMISSION AND LICENSING INCOME                                     1,913        1,359
                                                                ---------    ---------
INCOME BEFORE OPERATING EXPENSES, INTEREST EXPENSE AND INCOME
   TAX (PROVISION) BENEFIT                                         48,744       33,245
OPERATING EXPENSES:
   SELLING AND ADMINISTRATIVE EXPENSES                            (57,382)     (29,256)
   START-UP COSTS                                                  (1,757)        (215)
   RESTRUCTURING AND OTHER COSTS                                   (1,502)      (8,309)
                                                                ---------    ---------
LOSS BEFORE INTEREST EXPENSE AND INCOME TAX
   (PROVISION) BENEFIT                                            (11,897)      (4,535)
INTEREST EXPENSE, NET                                              (4,047)      (2,734)
                                                                ---------    ---------
LOSS BEFORE INCOME TAX (PROVISION) BENEFIT                        (15,944)      (7,269)
INCOME TAX (PROVISION) BENEFIT                                        (40)         137
                                                                ---------    ---------
NET LOSS                                                        ($ 15,984)   ($  7,132)
                                                                =========    =========
BASIC NET LOSS PER SHARE:                                       ($   0.20)   ($   0.15)
                                                                ---------    ---------
DILUTED NET LOSS PER SHARE:                                     ($   0.20)   ($   0.15)
                                                                ---------    ---------
PER SHARE DATA:
   Weighted average shares outstanding - Basic                     79,553       47,168
   Weighted average shares outstanding - Diluted                   79,553       47,168



See accompanying notes to consolidated condensed financial statements

                            ARIS INDUSTRIES, INC.
                              AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   Three-        Three-
                                                                Months Ended   Months Ended
                                                               September 30,  September 30,
                                                                    2000          1999
                                                               -------------  -------------
                                                            (in thousands, except per share data)
NET SALES                                                       $ 58,262       $ 62,869
COST OF SALES                                                    (41,749)       (44,551)
                                                                --------       --------
   GROSS PROFIT                                                   16,513         18,318
COMMISSION AND LICENSING INCOME                                      752            823
                                                                --------       --------
INCOME BEFORE OPERATING EXPENSES, INTEREST EXPENSE AND INCOME
   TAX BENEFIT (PROVISION)                                        17,265         19,141
OPERATING EXPENSES:
   SELLING AND ADMINISTRATIVE EXPENSES                           (18,741)       (13,748)
   START-UP COSTS                                                   (124)          (215)
   RESTRUCTURING AND OTHER COSTS                                    (249)          (308)
                                                                --------       --------
(LOSS) INCOME BEFORE INTEREST EXPENSE AND INCOME TAX
   BENEFIT (PROVISION)                                            (1,849)         4,870
INTEREST EXPENSE, NET                                             (1,544)        (1,145)
                                                                --------       --------
(LOSS) INCOME BEFORE INCOME TAX BENEFIT (PROVISION)               (3,393)         3,725
INCOME TAX BENEFIT (PROVISION)                                        31           (450)
                                                                --------       --------
NET (LOSS) INCOME                                               ($ 3,362)      $  3,275
                                                                ========       ========
BASIC NET (LOSS) INCOME PER SHARE:                              ($  0.04)      $   0.05
                                                                --------       --------
DILUTED NET (LOSS) INCOME PER SHARE:                            ($  0.04)      $   0.05
                                                                --------       --------
PER SHARE DATA:
   Weighted average shares outstanding - Basic                    79,625         67,602
   Weighted average shares outstanding - Diluted                  79,625         71,170



See accompanying notes to consolidated condensed financial statements

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    Nine-          Nine-
                                                                                Months Ended   Months Ended
                                                                                September 30,  September 30,
                                                                                     2000           1999
                                                                                -------------  -------------
                                                                            (In thousands, except per share data)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                        ($15,984)    ($7,132)
                                                                                    --------    --------
     Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                                4,346       1,400
          Issuance of notes in lieu of interest                                         --           108
          Non-cash stock based compensation                                              329          97
          Impairment of goodwill and other intangibles                                  --         3,750
    Change in assets and liabilities:
          Increase in receivables                                                     (5,014)    (28,538)
          (Increase) / decrease in inventories                                        (9,155)      6,329
          Decrease / (increase) in prepaid expenses and other current assets             307      (1,140)
          Increase in other assets                                                      (233)       (119)
          Increase / (decrease) in accounts payable                                   14,340      (4,079)
          Increase / (decrease) in accrued expenses and other current liabilities        508      (4,798)
          Increase in other liabilities                                                  141         703
                                                                                    --------    --------
               Total Adjustments                                                       5,569     (26,287)
                                                                                    --------    --------
                         Net cash used in operating activities                       (10,415)    (33,419)
                                                                                    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                              (3,682)     (2,400)
    Payment for acquisition of Lola, Inc., net of cash acquired of $153                          (10,247)
                                                                                    --------    --------
                         Net cash used in investing activities                        (3,682)    (12,647)
                                                                                    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of long-term debt and capital leases                                   (2,384)     (4,583)
    Book overdraft                                                                                   753
    Stock options exercised                                                              116         264
    Proceeds from long-term loan                                                                  10,000
    Increase in deferred financing costs                                                            (406)
    Proceeds from the issuance of common stock                                                    20,000
    Common stock issuance costs paid                                                              (1,461)
    Increase in borrowings under revolving credit facility                            17,080      21,153
                                                                                    --------    --------
                         Net cash provided by financing activities                    14,812      45,720
                                                                                    --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     715        (346)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         1,109       1,112
                                                                                    --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $  1,824    $    766
                                                                                    ========    ========
Non-Cash Investing and Financing Activities:
    The Company acquired the capital stock of Lola, Inc., for $20,955 as follows:
       Fair value of assets acquired                                                            $ 36,984
       Cash paid for assets acquired, net                                                        (10,247)
       Issued 6,500 Common Shares valued at $1.50 per share                                       (9,750)
       Granted options to purchase 1,150,000 shares of Common Stock                                 (805)
                                                                                                --------
                                           Liabilities assumed                                  $ 16,182
                                                                                                ========
    Capital Lease Obligations Incurred                                              $    235    $  1,850
                                                                                    ========    ========
    Exchange of Series B Secured Notes for Common Stock                                         $  4,864
                                                                                                ========



See accompanying notes to consolidated condensed financial statements

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The consolidated condensed financial statements as of September 30, 2000 and for the three and nine-month periods ended September 30, 2000 and 1999, are unaudited and reflect all adjustments consisting of normal recurring adjustments, except for restructuring and other costs (See Note 7) which are, in the opinion of management, necessary for a fair presentation of financial position, operating results and cash flows for the periods.

The consolidated condensed balance sheet as of December 31, 1999 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting standards appropriate for interim financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The operating results for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the operating results for the year ending December 31, 2000.

2.   LIQUIDITY AND BUSINESS RISKS

The consolidated condensed financial statements have been prepared on a basis of accounting assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company as of September 30, 2000 has a working capital deficit of $15,655,000, has incurred losses for the nine-months ended September 30, 2000 of $15,984,000 and has negative cash flows from operations for the nine-months ended September 30, 2000 of $10,415,000. In addition, as of September 30, 2000, the Company was not in compliance with certain debt covenant requirements. The continued liquidity of the Company is dependent upon obtaining sufficient financing in order to fund operations and meet its debt obligations when due.

The Company was not in compliance, as of September 30, 2000, with certain financial covenants contained in its financing agreements. The Company has obtained waivers from its lenders, of certain covenant non-compliance at September 30, 2000. The company expects that it will need to obtain further waivers of certain financial covenants from these lenders for December 31, 2000. As a result, the Company has classified the long-term portion of its term loan with these lenders as a current liability. However, the lead lender has indicated to the Company its intentions not to call the term loan or borrowings outstanding under the revolving line of credit and to continue to work with the Company to provide the appropriate waivers needed to maintain the financing available to the company under the financing agreement. In connection with the waivers obtained for the September 30, 2000 reporting period, the Company has agreed to raise additional equity financing of $20 million of which $10 million is to be provided in each of January and February of 2001. The Company has identified several potential sources of such financing who has indicated an interest in investing in the Company. The Company is pursuing discussions with such parties. In addition, the Company's Chief Executive Officer has agreed to extend to March 2001 his $3 million limited guarantee to the lenders. These actions are intended to achieve profitable operations and provide the Company with sufficient financing to pay its debts as they become due. However, these can be no assurance in this regard.

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

In connection with the acquisition, Lola's shareholders received $10,000,000 in cash, 6,500,000 shares of the Company's common stock, valued at $1.50 per share at the time of the acquisition, and options to purchase 1,150,000 shares of the Company's common stock (valued at $805,000). In addition, the Company incurred acquisition expenses which approximated $473,000. The acquisition was accounted for under the purchase method of accounting, and accordingly, the operating results of Lola have been included in the Company's consolidated results of operations from the date of acquisition. The excess of the purchase price over the fair values of assets acquired and liabilities assumed amounted to $22,774,000 and has been recorded as goodwill. The goodwill is being amortized over a twenty year useful life using the straight line method. In conjunction with the merger, the Company obtained a $10,000,000 term loan and increased its line of credit from $65,000,000 to $80,000,000 with a financial institution.

5.   DEBT

The Company's long-term indebtedness consists, in part, of its obligations to BNY Financial Corporation ("BNY") under the Series A Junior Secured Note Agreement dated June 30, 1993,as amended, pursuant to which BNY is currently owed $6,942,000 plus interest at the rate of 7% per annum, with a final maturity date of November 3, 2002. The principal of BNY's Note is payable on November 3 of each year as follows:

                YEAR                       AMOUNT

                2000                       $  600,000
                2001                       $1,100,000
                2002                       $5,242,000

The Company has received a forbearance on the $600,000 principal payment that was due on November 3, 2000. The due date for the principal payment has been extended to the earlier of i) five business days after the date on which BNY demands payment from the Company or
ii) January 2, 2001. The Company has paid BNY the interest payment that was due on November 3, 2000. BNY is also entitled to receive mandatory prepayments based upon 50% of certain "excess cash flows" of the Company, as defined in the Company's note agreements with BNY.

The Company entered into a Financing Agreement with CIT Commercial Services Group, Inc. and certain other financial institutions, whereby such lenders agreed to provide a revolving credit facility of up to $65,000,000, for working capital, loans and letters of credit financing, which expires on February 26, 2002. The obligations under the Financing Agreement are collateralized by liens on substantially all of the assets of the Company. For revolving credit loans, interest accrues at the bank's prime rate. For Eurodollar loans, interest accrues at a rate per annum equal to the Eurodollar rate (as defined) plus 2.5%. The Agreement contains various financial and other covenants and conditions, including, but not limited to, limitations on paying dividends, making acquisitions and incurring additional indebtedness.

In connection with the XOXO transaction (See Note 4), the Company's Financing Agreement was amended in August 1999 to increase the revolving credit line to $80,000,000, and to provide for a term loan of $10,000,000. The term loan bears interest at prime plus one-half percent and is payable in quarterly installments of $500,000, plus interest, commencing January 1, 2000, with a balloon payment of $5,500,000 on February 26, 2002, the maturity date. The Company is required to make certain mandatory prepayments based upon "excess cash flows" as defined in the amendment to the loan agreement.

During April 2000, the Company entered into an amendment of its Financing Agreement with CIT Commercial Services Group, Inc. and certain other financial institutions, under which the lenders waived compliance with certain covenant requirements which the Company was not in compliance with at December 31, 1999, amended the covenants for the year ended December 31, 2000 and increased the interest rates on the Company's revolving credit facility to prime plus one-quarter percent and the term loan to prime plus three-quarter percent. Additionally, the amendment provides for an overadvance facility based on seasonal needs. In connection with the waivers and amendment, the Company's chief executive officer agreed to provide a personal guarantee on $3 million of indebtedness outstanding under the Financing Agreement. In connection with the covenant waivers received on November 13, 2000, the Company's Chief Executive Officer has agreed to extend his guarantee through March 6, 2001.

In June 2000, First A.H.S. Acquisition Corp. ("AHS") a company owned by the Company's chief executive officer entered into an agreement (the "Letter of Credit Agreement") with the Company's principal commercial lender to facilitate the opening of up to $17,500,000 in letters of credit for the purchase of inventory. Pursuant to the Letter of Credit Agreement, AHS will purchase inventory which will be held at the Company's warehouse facilities. Such inventory will be sold to the Company at cost when the Company is ready to ship the merchandise to the customer. As of and for the nine-months ended September 30, 2000, the Company purchased $3,894,000 from AHS, owes AHS $1,298,000 and is holding $6,000,000 of inventory which the Company will purchase in the fourth quarter of fiscal 2000. In connection with the Letter of Credit Agreement, the Chief Executive Officer of the Company has guaranteed up to $7,000,000 of AHS obligations to the Company's principal commercial lender.

The Company was not in compliance, as of September 30, 2000, with certain financial covenants contained in its Financing Agreements. On November 13, 2000, the Company received waivers from its lenders of such financial covenants for the period ended September 30, 2000 (See Note 2).

6.   START-UP COSTS OF NEW LICENSING OPERATIONS

During the nine-months ended September 30, 2000, the Company incurred $1,757,000 of start-up costs relating to various license agreements for which product launches are scheduled for years 2000 and 2001. These start-up costs consist of salaries, samples and related supplies directly attributable to newly licensed operations. The Company expects to continue to incur such costs during the remainder of fiscal 2000 and fiscal 2001 in connection with several of its new license arrangements.

7.   RESTRUCTURING AND OTHER COSTS

During the nine-months ended September 30, 2000, the Company recorded charges of $1,502,000 associated with the continuing restructuring of its corporate office and distribution facilities. These charges before taxes relate primarily to employee severance costs.

During the quarter ended March 31, 1999, in connection with the Simon Purchase Transaction, the Company was required to obtain a consent from the licensor of its Perry Ellis licenses. As a condition to granting its consent, such licensor required that the terms of its licenses be shortened. Based on the negative undiscounted net cash flows expected to be derived from these licenses over their revised terms, intangible assets associated with the acquisition of these licenses of $3,750,000 (included in goodwill) was deemed impaired and written-off. In addition, the Company made a severance payment of approximately $2,401,000 pursuant to the Retention Agreement between the Company and its former president.

During the quarters ended June 30, 1999 and September 30, 1999, the Company incurred charges of $1,850,000 and $308,000, respectively, in connection with the restructuring of its operations. The major components of the restructuring charges relate to severance pay, estimated costs to exit and sub-lease certain facilities and impairment charges related to fixed assets at the vacated facilities.

The Company is considering further restructuring plans for its operations to reduce costs and achieve profitability. In this regard, the Company has decided in the fourth quarter of fiscal 2000 to consolidate certain functions in New York and California. While the Company continues to further develop its plans, these actions will result in further restructuring and other costs in the fourth quarter of fiscal 2000, which may include charges for the impairment of certain assets.

8.   INVENTORIES

                                    September 30, 2000       December 31, 1999
                                    ------------------       -----------------
                                      (In Thousands)          (In Thousands)

Finished Goods                         $   20,880                $   14,040
Work-in process                             3,041                     1,196
Raw materials                               3,467                     2,997
                                       ----------                ----------
                                       $   27,388                $   18,233
                                       ==========                ==========

9.   PER SHARE DATA

Basic (loss) income per common share is computed by dividing net (loss) income available for common shareholders, by the weighted average number of shares of common stock outstanding during each period. Diluted (loss) income per share is computed assuming the conversion of stock options and warrants with a market value greater than the exercise price, except when the conversion of such stock options and warrants would be anti-dilutive.

                                                     Nine-Months Ended
                                           -------------------------------------
                                           September 30,          September 30,
                                               2000                   1999
                                           -------------          --------------
                                           (In thousands except per share data)
NUMERATOR:
  Net loss .............................     $(15,984)              $(7,132)
DENOMINATOR:
  Basic weighted average shares
    outstanding ........................       79,553                47,168
EFFECT OF DILUTED SECURITIES:
  Stock Options ........................        --                     --
                                             --------               -------
   Diluted weighted average shares
     outstanding........................       79,553                47,168
                                             ========               =======
Basic net (loss) per share..............     $  (0.20)              $ (0.15)
                                             ========               =======
Diluted net (loss) per share............     $  (0.20)              $ (0.15)
                                             ========               =======

                                                     Three-Months Ended
                                            ------------------------------------
                                              September 30,      September 30,
                                                 2000                1999
                                            ---------------      ---------------
                                            (In thousands except per share data)
NUMERATOR:
  Net (loss) / income.........                  $(3,362)            $  3,275
DENOMINATOR:
 Basic weighted average shares
  outstanding ..........                         79,625               67,602
EFFECT OF DILUTED SECURITIES:
   Stock Options                                   --                  3,568
                                                -------             --------
   Diluted weighted average
     shares outstanding..........                79,625               71,170
                                                =======             ========
Basic net (loss) per share....                  $ (0.04)            $   0.05
                                                =======             ========
Diluted net (loss) per share...                 $ (0.04)            $   0.05
                                                =======             ========

Options and warrants to purchase 10,711,645 and 9,832,611 shares of Common Stock were outstanding as of September 30, 2000 and September 30, 1999, respectively, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

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

         2000.............................  $ 2,563
         2001.............................    3,104
         2002.............................    3,884
         2003.............................    4,445
         2004.............................    3,380
         Thereafter ......................    9,939
                                             ------
         Total minimum royalty
           and advertising payments ......  $27,315
                                            =======

In April 2000, Perry Ellis International and the Company mutually agreed not to continue the "Perry Ellis America" Jeanswear license after the Year 2000. Simultaneous with this agreement, the Company and Perry Ellis International agreed to renew the Company's Loungewear License Agreement through December 31, 2003. The Company is currently in negotiations with Perry Ellis International to terminate such license.

The Company signed an agreement on October 24, 2000, providing for the termination of the Company's license to produce and market products under the "Fubu" name. The licensor forgave approximately $1,800,000 in license royalties payable in exchange for the termination of the license, 1,000,000 shares of the Company's common stock (estimated market value $300,000) and other considerations resulting in a gain of approximately $1,500,000 which will be recorded in the fourth quarter of fiscal 2000. Additionally, the licensor accepted responsibility for certain shipments of "Fubu" products.

The Company also informed J.B. Stetson & Co. that it does not plan to manufacture products under the license agreement which grants one of the Company's subsidiaries the right to utilize the Stetson name.

Contingencies

The Company is party to various lawsuits incurred in the ordinary course of its business. Management believes that the financial statements adequately provide for the potential of adverse outcomes in these proceedings. In addition, in September 2000, the Company was served with a summons and complaint in an action brought by Sara Lee Corporation in the United States District Court in the Southern District of New York alleging that the Company's Wonder Pant product, which the Company plans to launch in December 2000 or early 2001, infringes on Sara Lee's trademark rights to "Wonder Bra". Management believes that it has a meritorious defense in this action, and that any unfavorable outcome will not have a material adverse effect on the Company's financial condition, results of operations and cash flows.

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following analysis of the financial condition and results of operations of Aris Industries, Inc. (the "Company") for the three and nine-month periods ended September 30, 2000 and September 30, 1999 should be read in conjunction with the consolidated condensed financial statements, including the notes thereto, included on pages 3 through 13 of this report.

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

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company had a working capital deficit of approximately $15,655,000 as compared to a working capital surplus of approximately $7,419,000 at December 31, 1999. The decrease in working capital was primarily due to the Company's net loss incurred in the nine-months ended September 30, 2000 and a reclassification of the Company's term loan in the amount of $6,500,000 to current liabilities. These conditions are further discussed below. During the nine months ended September 30, 2000, the Company financed its working capital requirements and capital expenditures principally through its credit facility as supplemented by the Letter of Credit Agreement between a company owned by the Company's chief executive officer and its principal commercial lender (see Page 15).

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

In connection with the XOXO transaction, the Company's Financing Agreement was amended to increase the revolving credit line to $80,000,000, and to provide for a term loan of $10,000,000. The term loan bears interest, which is paid monthly, at prime plus one-half percent and principal is payable in quarterly installments of $500,000, commencing January 1, 2000, with a balloon payment of $5,500,000 on February 26, 2002, the maturity date. The Company is required to make certain mandatory prepayments based upon "excess cash flows" as defined in the amendment to the loan agreement.

During April 2000, the Company entered into an amendment of its Financing Agreement with CIT Commercial Services Group, Inc. and certain other financial institutions, under which the lenders waived compliance with certain covenant requirements which the Company was not in compliance with at December 31, 1999, amended the covenants for the year ended December 31, 2000 and increased the interest rates on the Company's revolving credit facility to prime plus one-quarter percent and the term loan to prime plus three-quarter percent. Additionally, the amendment provides for an overadvance facility based on seasonal needs. In connection with the waivers and amendment, the Company's chief executive officer agreed to provide a personal guarantee on $3 million of indebtedness outstanding under the Financing Agreement. In connection with the covenant waivers received on November 13, 2000 (see below) the Company's chief executive officer has agreed to extend his guarantee through March 6, 2001.

In June 2000, First A.H.S. Acquisition Corp. ("AHS") a company owned by the Company's chief executive officer entered into an agreement (the "Letter of Credit Agreement") with the Company's principal commercial lender to facilitate the opening of up to $17,500,000 in letters of credit for the purchase of inventory. Pursuant to the Letter of Credit Agreement, AHS will purchase inventory which will be held at the Company's warehouse facilities. Such inventory will be sold to the Company at cost when the Company is ready to ship the merchandise to the customer. As of and for the nine-months ended September 30, 2000, the Company purchased $3,894,000 from AHS, owes AHS $1,298,000 and is holding $6,000,000 of inventory which the Company will purchase in the fourth quarter of fiscal 2000. In connection with the Letter of Credit Agreement, the chief executive officer of the Company has guaranteed up to $7,000,000 of AHS obligations to the Company's principal commercial lender.

The Company was not in compliance, as of September 30, 2000, with certain financial covenants contained in its financing agreements. The Company has obtained waivers from its lenders, of such covenant non-compliance at September 30, 2000. The Company expects that it will need to obtain further waivers of certain financial covenants from these lenders for December 31, 2000. As a result, the Company has classified the long-term portion of its term loan with these lenders as a current liability. However, the lead lender has indicated to the Company its intentions not to call the term loan or borrowings outstanding under the revolving line of credit and to continue to work with the Company to provide the appropriate waivers needed to maintain the financing available to the company under the financing agreement. In connection with the waivers obtained for the September 30, 2000 reporting period, the Company has agreed to raise additional equity financing of $20 million of which $10 million is to be provided in each of January and February of 2001. The Company has identified several potential sources of such financing who has indicated an interest in investing in the Company. The Company is pursuing discussions with such parties. In addition, the Company's Chief Executive Officer has agreed to extend to March 2001 his $3 million limited guarantee to the lenders. These actions are intended to achieve profitable operations and provide the Company with sufficient financing to pay its debts as they become due. However, these can be no assurance in this regard.

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

The Company has received a forbearance on the $600,000 principal payment that was due on November 3, 2000. The due date for the principal payment has been extended to the earlier of i) five business days after the date on which BNY demands payment from the Company or ii) January 2, 2001. The Company has paid BNY the interest payment that was due on November 3, 2000. BNY is also entitled to receive mandatory prepayments based upon 50% of certain "excess cash flows" of the Company as defined in the Company's note agreements with BNY.

The consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company as of September 30, 2000 has a working capital deficit of $15,655,000, has incurred losses for the nine-months ended September 30, 20000 of $15,984,000 and had negative cash flows from operations for the nine-months ended September 30, 2000 of $10,415,000. The Company continues to take actions in response to these matters. To further reduce costs, management has reduced its headcount and will consolidate certain functions in New York and California. The continued liquidity of the Company is dependent upon obtaining sufficient financing in order to fund operations and meet its debt obligations when due.

RESULTS OF OPERATIONS

The Company reported net losses of $3,362,000 and $15,984,000 for the three and nine-month periods ended September 30, 2000 respectively, compared to net income of $3,275,000 and a net loss of $7,132,000 for the three and nine-month periods ended September 30, 1999.

The decrease in profitability for the three month period ended September 30, 2000 was due to i) lower sales combined with a reduction in gross profit margin which led to an overall reduction in gross profit, ii) an increase in selling and administrative expenses which includes the costs of operating twelve XOXO Outlet Stores and iii) an increase in interest expense.

For the three-months ended September 30, 1999, the net income was primarily attributable to increased sales and margins relating to the "Fubu" and "Members Only" product lines along with a reduction of interest expense due to the conversion of the Apollo debt to equity and the reduction of borrowing due to the infusion of funds from the Simon Transaction. This was partially offset by the Company's restructuring and other charges relating to the consolidation of operations and facilities. Such charges consisted of severance pay, estimated costs to exit and sub-lease facilities and impairment charges related to fixed assets at the vacated facilities.

The increase in the net loss for the nine-month period ended September 30, 2000 was primarily due to an increase in interest expense in the amount of $1,313,000; an increase in start-up costs of $1,542,000 associated with new licensing arrangements for which product launches are scheduled for later in fiscal 2000 and 2001, which the Company had not yet incurred in last years comparable period. In addition, the Company opened twelve XOXO outlet stores, since the acquisition of XOXO on August 10, 1999, which incurred significant selling and administrative expenses. These increases were offset by higher gross profit and reduced restructuring costs.

For the nine-months ended September 30, 1999 the net loss was primarily attributable to the Company's restructuring and other charges of $8,309,000 which consisted of (i) $2,401,000 relating to a severance payment made pursuant to a Retention Agreement between the Company and its former President, (ii) a non-recurring charge of $3,750,000 in connection with the write off of impaired goodwill and (iii) additional charges of $2,158,000 relating to the consolidation of operations and facilities.

NET SALES

The Company's net sales decreased from $62,869,000 during the three-months ended September 30, 1999 to $58,262,000 during the three- months ended September 30, 2000. This decrease of $4,607,000 was primarily due to declines in the Company's own "Members Only" branded product line of $10,100,000, a decrease of $5,235,000 in private label sales, lower sales of the Company "Fubu" product lines of $2,805,000 and lower sales of the Company's "Perry Ellis" lines of $2,693,000. The Company continues to be hurt by the soft retail apparel environment and its "Members Only" outerwear lines were also negatively impacted by warming temperatures throughout the country during its peak selling season. These decreases in sales were offset by a sales increase of $11,048,000 at the Company's XOXO division, the operations of which were included for the entire quarter of the current year, (XOXO was acquired by the Company on August 10, 1999), including XOXO outlet and retail store sales. In addition, the Company's net sales were positively impacted by $2,885,000 in sales attributable to the roll out of the Company's new "Baby Phat" product line and $2,293,000 attributable to the roll out of the Company's "Brooks Brothers" golfwear product line.

The Company's net sales increased from $116,326,000 during the nine-months ended September 30, 1999 to $145,348,000 during the nine-months ended September 30, 2000. This increase of $29,022,000 was primarily due to the inclusion of XOXO's sales (XOXO was acquired by the Company on August 10, 1999) of $55,078,000, including XOXO outlet and retail store sales. In addition, the Company's net sales were positively impacted by $6,929,000 in sales attributable to the roll out of the Company's new "Baby Phat" product line and $2,355,000 attributable to the roll out of the Company's "Brooks Brothers" golfwear product line. These increases in sales were offset by sales decreases in the "FUBU" product line of $14,650,000, $11,177,000 in the "Members Only" product lines, $6,689,000 in private label sales and a decrease of $2,824,000 in the Company's "Perry Ellis" product lines. The Company continues to be hurt by the soft retail apparel environment and its "Members Only" outerwear lines was also negatively impacted by warming temperatures throughout the country during its peak selling season.

GROSS PROFIT

Gross Profit for the three-months ended September 30, 2000 was $16,513,000 or 28.3% of net sales compared to $18,318,000 or 29.1% of net sales for the three-months ended September 30, 1999. Gross profit margins were negatively impacted by lower margins on the Company's "FUBU" and "Perry Ellis" product lines which suffered from a lack of consumer demand. Gross profit was positively impacted by sales of higher margin XOXO (XOXO was acquired by the Company on August 10, 1999) and sales of "Baby Phat" products. Sales of the "Baby Phat" product line commenced in April 2000. In addition, gross profit was positively impacted as a percentage of sales by higher margins on lower sales of the Company's own "Members Only" branded product lines.

Gross Profit for the nine-months ended September 30, 2000 was $46,831,000 or 32.2% of net sales compared to $31,886,000 or 27.4% of net sales for the nine-months ended September 30, 1999. Gross profit was positively impacted by sales of higher margin XOXO (XOXO was acquired by the Company on August 10, 1999) and "Baby Phat" products. Sales of the "Baby Phat" product line commenced in April 2000. In addition, gross profit was positively impacted by higher margins on sales of the Company's own "Members Only" branded product lines. Gross profit margins were negatively impacted by lower margins on the Company's "FUBU" and "Perry Ellis" product lines which suffered from a lack of consumer demand.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and Administrative expenses were $18,741,000 or 32.2% of net sales for the three-months ended September 30, 2000 compared to $13,748,000 or 21.9% of net sales for the three-months ended September 30, 1999. The increase in Selling and Administrative expenses is attributable to the inclusion of XOXO's Selling and Administrative expenses (XOXO was acquired on August 10, 1999) which include approximately $1,100,000 of depreciation and goodwill amortization including XOXO store operations. In addition, Selling and Administrative expenses have increased due to the inclusion of the XOXO Retail and Outlet Stores which have incurred significant selling and administrative expenses as a percentage of store sales due to the store's limited market exposure in the short time that they have been operating. Also, the Company incurred $808,000 of selling and administrative expenses attributable to the Company's "Brooks Brothers" golfwear product line which started shipping in June 2000.

Selling and Administrative expenses were $57,382,000 or 39.5% of net sales for the nine-months ended September 30, 2000 compared to $29,256,000 or 25.2% of net sales for the nine-months ended September 30, 1999. The increase in Selling and Administrative expenses is attributable to the inclusion of XOXO's Selling and Administrative expenses (XOXO was acquired on August 10, 1999) which include approximately $2,958,000 of depreciation and goodwill amortization including XOXO store operations. In addition, Selling and Administrative expenses have increased due to the inclusion of the XOXO Retail and Outlet Stores which have incurred significant selling and administrative expenses due to the store's limited market exposure in the short time that they have been operating. Also, the Company incurred $1,462,000 of selling and administrative expenses attributable to the Company's "Brooks Brothers" golfwear product line which started shipping in June 2000.

START-UP COSTS OF NEW LICENSING OPERATIONS

During the three and nine-month periods ended September 30, 2000, the Company incurred $124,000 and $1,757,000 respectively, of start-up costs relating to various license agreements for newly launched product lines and product launches that are scheduled for later in years 2000 and 2001. These start-up costs consist of salaries, samples and related supplies directly attributable to newly licensed operations. The Company expects to continue to incur such costs during the remainder of fiscal 2000 and 2001 in connection with several of its new license arrangements.

RESTRUCTURING AND OTHER COSTS

During the three and nine-month periods ended September 30, 2000, the Company recorded charges of $249,000 and $1,502,000, respectively, associated with the continuing restructuring of its corporate office and distribution facilities. These charges before taxes relate primarily to employee severance costs.

During the three and nine-month periods ended September 30, 1999, the Company recorded charges of $308,000 and $8,309,000, respectively which consisted of (i) $2,401,000 relating to a severance payment made pursuant to a Retention Agreement between the Company and its former President, (ii) a non-recurring charge of $3,750,000 in connection with the write off of impaired goodwill (See
Note 6) and (iii) additional charges of $2,158,000 relating to the consolidation of operations and facilities.

The Company is considering further restructuring plans for its operations to reduce costs and achieve profitability. In this regard, the Company has decided in the fourth quarter of fiscal 2000 to consolidate certain of its administrative offices and showrooms in New York with its facilities in California. While the Company continues to further develop its plans, these actions will result in further restructuring and other costs in the fourth quarter of fiscal 2000, which may include charges for the impairment of certain assets.

INTEREST EXPENSE

Interest expense for the three-months ended September 30, 2000 increased by $399,000 or 34.8% compared to the three-month period ended September 30, 1999. This increase was due to interest on the Company's $10,000,000 Term Loan dated August 10, 1999, the date of the XOXO acquisition, an increase in borrowings on the Company's revolving credit facility, as well as increases in the prime lending rate from 7.75% as of September 30, 1999 to 9.50% as of September 30, 2000. In addition, the amendment to the Company's Financing Agreement increased the interest rate on the Company's revolving credit facility from prime to prime plus one-quarter percent and increased the interest rate on the Company's term loan from prime plus one-half percent to prime plus three-quarter percent.

Interest expense for the nine-months ended September 30, 2000 increased by $1,313,000 or 48.0% compared to the nine-month period ended September 30, 1999. This increase was due to interest on the Company's $10,000,000 Term Loan dated August 10, 1999, the date of the XOXO acquisition, an increase in borrowings on the Company's working capital facility, as well as increases in the prime lending rate from 7.75% as of September 30, 1999 to 9.50% as of September 30, 2000. In addition, the amendment to the Company's Financing Agreement increased the interest rate on the Company's revolving credit facility from prime to prime plus one-quarter percent and increased the interest rate on the Company's term loan from prime plus one-half percent to prime plus three-quarter percent.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to various lawsuits in the ordinary course of its business. Management believes that the financial statements adequately provide for the potential of adverse outcomes in these proceedings. In addition, in September 2000, the Company was served with a summons and complaint in an action brought by Sara Lee Corporation in the United States District Court in the Southern District of New York alleging that the Company's Wonder Pant product, which the Company plans to launch in December 2000 or early 2001, infringes on Sara Lee's trademark rights to "Wonder Bra". Management believes that it has a meritorious defense in this action, and that any unfavorable outcome will not have a material adverse effect on the Company's financial condition, results of operations and cash flows.

In November 2000, the Company and certain of its officers were served with a summons and complaint in an action commenced by Arthur Dorfman and Joel Heimsohen in the United States District Court for the Southern District of New York alleging that the Plaintiffs, who are former independent sales representatives of the company, were terminated from their positions in violation of age discrimination laws. The Company intends to vigorously defend this action and believes that the claims are without merit.

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



                              ARIS INDUSTRIES, INC.
                                  (Registrant)

Date: November 13, 2000                  By /S/ PAUL SPECTOR
                                            ------------------------------------
                                            Paul Spector
                                            Chief Financial Officer / Treasurer

                                INDEX TO EXHIBITS

                                                                                         Filed as Indicated Exhibit
                                                                                         to Document Referenced in
    Exhibit No.                                Description                                      Footnote No.
    -----------                                -----------                               ---------------------------
        2.           Second Amended Joint Plan of Reorganization dated March                        (3)

                     26, 1993, as amended May 11 and June 9, 1993
                     (Note:  Annexes omitted)

        3.3          Restated Certificate of Incorporation filed on June 30, 1993                   (3)

        3.4          Amended and Restated By-Laws effective June 30, 1993                           (3)

        3.5          Amended and Restated Certificate of Incorporation filed on                     (22)
                     July 29, 1999 increasing the authorized shares

        4.1          Specimen Certificate Evidencing Common Stock.                                  (1)

       10.67         Series A Junior Secured Note Agreement dated as of June                        (3)
                     30, 1993 between Registrant and BNY Financial Corporation.

       10.68         Series A Junior Secured Note dated as of June 30, 1993                         (3)
                     issued by Registrant to BNY Financial Corporation.

       10.72         Secondary Pledge Agreement dated as of June 30, 1993                           (3)
                     between Registrant, BNY Financial Corporation and AIF II,
                     L.P.

       10.76         Equity Registration Rights Agreement dated as of June 30,                      (3)
                     1993 among Registrant and the Holders of Registered Shares
                     Referred to Therein.

       10.79         Severance Agreement dated April 3, 1991 between                                (3)
                     Registrant and Paul Spector.

       10.80         1993 Stock Incentive Plan of Registrant, as amended by                         (3)
                     Amendment No. 1 thereto dated June 24, 1993.

       10.99         Warrant dated September 30, 1996 issued by Aris Industries,                    (10)
                     Inc. to Heller Financial, Inc.

      10.101         Amendment dated May 5, 1997 to Series A Junior Secured                         (11)
                     Note Agreement dated as of June 30, 1993 between
                     Registrant and BNY Financial Corporation.

      10.103         Amendment dated June 18, 1997 to Series A Junior Secured                       (13)
                     Note Agreement dated as of June 30, 1993 between
                     Registrant and BNY Financial Corporation.

      10.105         Asset Purchase Agreement dated as of July 15, 1997 among                       (14)
                     Davco Industries, Inc., as Seller, Steven Arnold and
                     Christopher Healy as Shareholders of Seller, and Aris
                     Management Corp. (n/k/a ECI Sportswear, Inc.), as
                     Purchaser.

      10.106         Shareholders Agreement dated as of July 15, 1997 among                         (14)
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



                                                                                         Filed as Indicated Exhibit
                                                                                         to Document Referenced in
    Exhibit No.                                Description                                      Footnote No.
    -----------                                -----------                               ---------------------------
      10.107         Amendment dated July 18, 1997 to Series A Junior Secured                       (14)
                     Note Agreement dated as of June 30, 1993 between
                     Registrant and BNY Financial Corporation.

      10.109         Amendment executed September 12, 1997 to Series A and                          (15)
                     Series B Junior Secured Note Agreements dated as of June
                     30, 1993 between Registrant, BNY Financial Corporation
                     and AIF, L.P.

      10.111         Securities Purchase Agreement, dated as of February 26,                        (17)
                     1999, between Aris Industries, Inc., Apollo Aris Partners,
                     L.P., AIF, L.P., The Simon Group, L.L.C. and Arnold
                     Simon.

      10.112         Shareholders Agreement, dated as of February 26, 1999,                         (17)
                     between Aris Industries, Inc., Apollo Aris Partners, L.P.,
                     AIF, L.P., The Simon Group, L.L.C. and Charles S. Ramat.

      10.113         Equity Registration Rights Agreement, dated as of February                     (17)
                     26, 1999, between Aris Industries, Inc., Apollo Aris
                     Partners, L.P., AIF, L.P., The Simon Group, L.L.C. and
                     Charles S. Ramat.

      10.114         Retention Agreement dated as of February 18, 1999 by and                       (17)
                     between Aris Industries, Inc. and Charles S. Ramat.

      10.115         Financing  Agreement dated February 26, 1999 by and                            (18)
                     among the Company and its Subsidiaries and CIT
                     Commercial Group, Inc. and the other Financial Industries
                     named therein.

      10.116          Employment Agreement effective as of March 1, 1999 with                       (19)
                     Arnold Simon

      10.117         Employment Agreement effective as of March 1, 1999 with                        (19)
                     David Fidlon

      10.118         Agreement of Lease made as of April 22, 1999 by and                            (19)
                     between Erika Realty Trust, as Landlord, and Registrant, as
                     Tenant, for premises located at 89 West Rodney French
                     Blvd., New Bedford, Ma.

      10.119         First Amendment to CIT Financing Agreement dated as of                         (20)
                     March 25, 1999.

      10.120         Employment Agreement effective as of June 7, 1999 with                         (20)
                     Joseph Purritano

      10.121         Agreement and Plan of Merger dated July 19, 1999 by and                        (21)
                     among Aris Industries, Inc., XOXO Acquisition Corp. and
                     Lola, Inc. and its shareholders ("Agreement and Plan of
                     Merger"). The exhibits and schedules to the Agreement and
                     Plan of Merger are listed on the last page of such Agreement.
                     Such exhibits and schedules have not been filed by the
                     Registrant, who hereby undertakes to file such exhibits and schedules upon request of the Commission.

      10.122         Amendment No. 1 to Agreement and Plan of Merger                                (21)



                                                                                         Filed as Indicated Exhibit
                                                                                         to Document Referenced in
    Exhibit No.                                Description                                      Footnote No.
    -----------                                -----------                               ---------------------------
      10.123         Employment Agreement by and among the Registrant, ECI,                         (21)
                     ECI Sportswear, Inc. and XOXO and Gregg Fiene, dated
                     August 10, 1999

      10.124         Employment Agreement by and among the Registrant, ECI,                         (21)
                     ECI Sportswear, Inc. and XOXO and Hollis Fiene, dated
                     August 10, 1999

      10.125         Shareholders' Agreement by and among the Registrant, The                       (21)
                     Simon Group, LLC, Gregg Fiene, Michele Bohbot and Lynn
                     Hanson, dated August 10, 1999

      10.126         Amendment No. 2 to Financing Agreement by and among                            (21)
                     Aris Industries, Inc., Europe Craft Imports, Inc., ECI
                     Sportswear, Inc., Stetson Clothing Company, Inc., XOXO;
                     the Financial Institutions from time to time party to the
                     Financing Agreement, as Lenders; and the CIT
                     Group/Commercial Services, Inc. as Agent, dated August 10,
                     1999

     10.127         Amended and Restated 1993 Stock Option Plan                                     (16)

     10.128         Amendment No. 3 to Financing Agreement by and among                             (23)
                    Aris Industries, Inc., Europe Craft Imports, Inc., ECI
                    Sportswear, Inc., Stetson Clothing Company, Inc., XOXO; the
                    Financial Institutions from time to time party to the
                    Financing Agreement, as Lenders; and the CIT
                    Group/Commercial Services, Inc. as Agent, dated February
                    15, 2000

      10.129         Waiver and Consent to Financing Agreement by and among                         (23)
                     Aris Industries, Inc., Europe Craft Imports, Inc., ECI
                     Sportswear, Inc., Stetson Clothing Company, Inc., XOXO;
                     the Financial Institutions from time to time party to the
                     Financing Agreement, as Lenders; and the CIT
                     Group/Commercial Services, Inc. as Agent, dated April 1,
                     2000.

      10.130         Amendment No. 4 to Financing Agreement by and among                            (23)
                     Aris Industries, Inc., Europe Craft Imports, Inc., ECI
                     Sportswear, Inc., Stetson Clothing Company, Inc., XOXO;
                     the Financial Institutions from time to time party to the
                     Financing Agreement, as Lenders; and the CIT
                     Group/Commercial Services, Inc. as Agent, dated April 30,
                     2000.

      10.131         Employment Agreement effective as of May 26, 2000 with                         (24)
                     Maurice Dickson

      10.132         Employment Agreement effective as of June 13, 2000 with                        (24)
                     Steven Feiner

(1)  Filed as the indicated Exhibit to the Annual Report of the Company on Form
     10-K for the fiscal year ended February 2, 1991 and incorporated herein by reference.

(2)  Omitted.

(3)  Filed as the indicated Exhibit to the Report on Form 8-K dated June 30,
                   1993 and incorporated herein by reference.5


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

(24) Filed as the indicated Exhibit to the Report on Form 10Q dated June 30, 2000 and incorporated herein by reference.