Form 10-K
period 2000-12-31
ARIS INDUSTRIES INC
filed 2001-04-16
CIK 100979

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000          COMMISSION FILE NO.: 1-4814


                              ARIS INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


                NEW YORK                                         22-1715274
      (State or other jurisdiction                            (I.R.S. Employer
   of incorporation or organization)                         Identification No.)

    463 SEVENTH AVENUE, NEW YORK, NY                                10018
(Address of principal executive offices)                         (Zip code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 646-473-4200

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

     Yes  X          No
         ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.

     Yes  X          No
         ---

     As of March 8, 2001, 82,186,265 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the 17,762,414 shares of voting stock of the Registrant held by non-affiliates of the Registrant at March 8, 2001 was $9,236,455.00.

     Documents incorporated by reference: None.



================================================================================

                              ARIS INDUSTRIES, INC.

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I............................................................................................................1
         Item 1.  Business........................................................................................1
         Item 2.  Properties......................................................................................4
         Item 3.  Legal Proceedings...............................................................................4
         Item 4.  Submission of Matters to a Vote of Security Holders.............................................6

PART II...........................................................................................................6
         Item 5.  Market for Registrant's Common Equity  and Related Security Holder Matters......................6
         Item 6.  Selected Financial Data.........................................................................7
         Item 7.  Management's Discussion and Analysis of Financial Condition and
                   Results of Operations..........................................................................8
         Item 7A. Quantitative and Qualitative Disclosures about Market Risk ....................................13
         Item 8.  Financial Statements and Supplementary Data....................................................14
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........14

Part III.........................................................................................................15
         Item 10. Directors and Executive Officers of the Registrant.............................................15
         Item 11. Executive Compensation.........................................................................17
         Item 12. Security Ownership of Certain Beneficial Owners and Management.................................21
         Item 13. Certain Relationships and Related Transactions.................................................23

PART IV..........................................................................................................26
         Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K...............................26

SIGNATURES.......................................................................................................30

                                     PART I

ITEM 1.  BUSINESS.

INTRODUCTION AND CURRENT BUSINESS

     Calendar 2000 and the early part of 2001 was a time of change for Aris Industries, Inc. (the "Company", the "Registrant" or "Aris"). During 2000, Aris, through its wholly owned subsidiaries, designed, manufactured, imported and sold sportswear, outerwear and loungewear under a variety of tradenames, some of which are owned by the Company and some of which were licensed from others. In early 2001, Aris entered into an agreement (the "Grupo Agreement"), which became effective March 1, 2001, with Grupo Xtra of New York, Inc. ("Grupo"), an unaffiliated third party, giving Grupo the exclusive right in the United States, Puerto Rico, the Caribbean Islands and Israel, to manufacture and sell, subject to Aris' design and quality approvals, women's clothing, jeanswear and sportswear under the XOXO(R) and Fragile(R) trademarks and sportswear and outerwear under the Members Only trademark. In addition, Aris granted Grupo the right to manufacture and sell products covered by its license agreements for Brooks Brothers Golfwear and Baby Phat sportswear. In exchange, Grupo agreed to purchase substantially all of Aris's inventory of such products, pay royalties based on its sales of such products and assume certain of Aris's overhead obligations and contracts. The Grupo Agreement provides for royalties ranging from 7% to 9% of Grupo's net sales. Minimum annual royalties are $8,100,000 for 2001 and increase by 14% per year until they reach $13,500,000. The term of the Grupo Agreement is for five years, with options by Grupo for four additional five year periods.

     As a result of the Grupo Agreement, Aris intends to concentrate on growing its brands through licensing arrangements for wider categories of products on a global scale, and by expanding its XOXO(R) retail business. The Company will no longer be engaged in the manufacture and wholesale distribution business. See
Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations below.

     During 2000, the Company terminated its license relationships with Perry Ellis and FUBU. The Company also abandoned its efforts to develop Cynthia Rowley and Stetson sportswear pursuant to license agreements with the owners of those trademarks.

     The Company was incorporated in the State of New York in 1947. Reference to the Company includes its subsidiaries, where applicable. The Company's principal executive offices are located at 463 Seventh Avenue, New York, NY. Its phone number at such offices is 646-473-4200.

LICENSING AND TRADEMARKS

     The Company has registered the trademark "Members Only" in the United States and 47 other countries, principally for use in connection with apparel and other men's clothing. In addition to selling products under the "Members Only" name, the Company licenses it to others. See "Member's Only Licensing."

     The Company is the registered owner of the XOXO(R) and Fragile(R) trademarks in the United States. It is also the registered owner of XOXO(R) in 24 other countries in various classifications, and has registrations pending in 23 other countries for XOXO(R) principally for use in connection with the manufacture and sale of women's sportswear and accessories.

     The Company considers its Trademarks to be of material importance to its business.

MEMBERS ONLY LICENSING

     In addition to the Grupo Agreement, the Company has granted licenses of the Members Only(R) trademark for the manufacture and sale of men's sportswear, men's tailored suits and sportcoats, eyeglasses, and, in Canada, men's outerwear. During 1999, it also granted a master license for the use of the Members Only(R) trademark in Mexico.

XOXO(R) LICENSING

     In addition to the Grupo agreement, the Company has granted licenses to use XOXO(R) and, in some cases, Fragile(R) for the manufacture and sale of the following product categories in the United States only: eyewear, activewear essentials, outerwear, shoes, swimwear, handbags, leather and suede sportswear, girls sportswear (0-16), girls swimwear, girls outerwear and school supplies. In addition, the Company has granted master licenses for use of the XOXO(R) trademark in Mexico, Central America, portions of South America, Japan and the Middle East. The Company is in discussions with a prospective master licensee for Central Europe, and on a domestic basis, for watches, jewelry, phone accessories and intimate apparel.

LICENSE AGREEMENTS FOR TRADEMARKS OWNED BY OTHERS

     BROOKS BROTHERS GOLF. In November 1999, the Company entered into a license agreement with Brooks Brothers, Inc. to sell menswear, knits, sweaters, bottoms, outerwear, woven apparel, ties, headwear, hosiery, underwear and footwear solely in private and public golf course pro shops and resort pro shops worldwide. The term of such license expires on March 31, 2006 (which is extendable by the Company until March 31, 2011 if it achieves certain minimum sales for the contract year April 1, 2004 - March 31, 2005). Pursuant to the agreement, the Company is obligated to pay royalties equal to 6% of net sales. The minimum guaranteed royalty ranges from $510,000 in year one of the license agreement to $1,500,000 in years six through ten; the advertising payments by the Company are the greater of 3% of net sales or $255,000 in year one up to $750,000 in years six through ten.

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

     The Company has assigned the Brooks Brothers Golf and Baby Phat license to Grupo. The Company remains responsible for the obligations under such agreements, but is entitled to indemnification from Grupo if it fails to perform those obligations.

DESIGN, MANUFACTURING AND IMPORTATION

     The following discusses the Company's business as conducted prior to the Grupo Agreement.

     Many of the Company's products were manufactured overseas by independent factories, each of which was required to satisfy the Company's quality and delivery standards, pursuant to design samples and specifications provided by the Company. The Company imported products from Hong Kong, Korea, China, Guatemala, the Philippines, Bangladesh, Sri Lanka, Indonesia, India, Taiwan, United Arab Emirates, Cambodia, Nepal, Mexico, Thailand and the Dominican Republic. In addition, XOXO utilized its own cutting facilities in California and contracted with unaffiliated domestic third parties to finish its garments.

CUSTOMERS, MARKETING AND DISTRIBUTION

     The Company's products are sold primarily to department and specialty stores and national retail chains. The Company had sales to two customers, namely Federated Department Stores and May Department Stores that represented 15% and 11%, respectively of net sales for the year ended December 31, 2000. The Company had sales to J.C.Penney that represented 4% and 13% of net sales for the years ended December 31, 1999 and 1998, respectively.

COMPETITION

     The Company's products are sold in markets which place a premium on identifiable brand names. The Company competes with other apparel manufacturers based on style, quality, value and brand recognition. Although the Company sells its products to retail customers, it also competes with the "private label" apparel lines of its retail customers. The Company's apparel products, which are sold on the main selling floors of its retail store customers, are facing increasing competition from the expanded dedication of retail floor space to "designer collections".

THE APPAREL INDUSTRY

     The apparel industry is volatile and unpredictable due to changes in consumer buying patterns, weather conditions and other factors.

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

EMPLOYEES

     As of December 31, 2000, the Company and its subsidiaries had approximately 683 full and part-time employees and as of March 2001 has approximately 551 full and part-time employees on its payroll, most of whom perform services for Grupo and for which Grupo reimburses the Company. The Company's employees at its New Bedford, Massachusetts warehouse are represented by a labor union. The Company negotiated, but did not sign, a collective bargaining agreement with such union. The Company currently plans to close such warehouse and to terminate the workforce there, and is negotiating a plant termination agreement with the union. The Company owes pension and health and welfare benefits to the union and is in the process of negotiating for a settlement of such amounts owed together with a schedule of payments.

FOREIGN SALES

     Although the Company sells products in Canada, Mexico and South America, such sales have not comprised a significant portion of the Company's sales.

BUSINESS SEGMENT DATA

     The Company is engaged in one business, the design and manufacture or importation of sportswear, outerwear, activewear and loungewear. The Company's business is conducted domestically, with substantially all of its net sales derived from domestic customers, although it contracts with others to manufacture certain of its products overseas. Commencing March 1, 2001, most of the Company's revenues will be derived from licensing royalties and retail sales.

ITEM 2. PROPERTIES.

     The Company currently has approximately 53,000 square feet of leased space for its executive and sales offices and showrooms at 1411 Broadway and 463 Seventh Avenue in New York City, approximately 11,615 square feet of office and showroom space at 1466 Broadway in New York City for XOXO and approximately 212,939 square feet in Commerce and Los Angeles, California for office, showroom, manufacturing and distribution use in connection with XOXO's business. The Company has retail outlets in the following locations: Virginia, Florida, California, New Jersey, New York, Nevada, Illinois and Pennsylvania of approximately 37,921 square feet, as well as full-price retail stores in New York and California of approximately 14,700 square feet. Grupo has agreed to assume the leases for, and to operate, the outlet stores. The Company leases approximately 300,000 square feet of warehouse space in New Bedford, Massachusetts.

ITEM 3. LEGAL PROCEEDINGS.

     The Company, in the ordinary course of its business, is party to various legal actions the outcome of which the Company believes will not have a material adverse effect on its consolidated financial position and results of operations at December 31, 2000. In addition, the Company is subject to the following:

     DORFMAN AND HEIMSOHEN V. ARIS INDUSTRIES, INC.: An action was commenced in the United States District Court by the plaintiffs, claiming they were dismissed as sales representatives in violation of the Age Discrimination and Employment Act. The case is in its initial stages and the Company has denied the allegations of the complaint and intends to vigorously defend the action.

     PERRY ELLIS INTERNATIONAL V. ARIS INDUSTRIES, ET AL.: Perry Ellis has commenced an action in the Supreme Court of the State of New York seeking royalties in the amount of approximately $1.3 million claimed to be due under various licensing agreements with the Company and/or several of its subsidiaries. The Company has answered the complaint and has interposed a counterclaim which alleges that Perry Ellis International breached the license agreement. The case is in its initial stages and its outcome is difficult to predict.

     SARA LEE CORPORATION V. ARIS INDUSTRIES, INC.: Sara Lee has sued Aris to enjoin it from using the name "Wonder Pant" in connection with the marketing and sale of pants by the Company. The United States District Court for the Southern District of New York granted plaintiff's motion for a preliminary injunction. The Company has not commenced selling product under the Wonder Pant name.

     CORONET GROUP, INC. V. EUROPE CRAFT IMPORTS, INC.: Coronet has sued Europe Craft Imports, Inc., a wholly-owned subsidiary of the Company, in the Supreme Court of the State of New York, County of New York, claiming that Europe Craft breached a license agreement as Licensor of the Members Only trademark to Coronet, and seeking damages in the amount of approximately $1,000,000. Europe Craft has counterclaimed for unpaid future royalties under the agreement and intends to vigorously dispute Coronet's claims.

     DELLA FEMINA, ROTHSCHILD, JEARY & PARTNERS V. ARIS INDUSTRIES: Della Femina has brought an action against Aris in the Supreme Court of the State of New York, County of New York, for fees of approximately $400,000 claimed to be due in connection with advertising services performed by Della Femina. The Company admits that it owes the agency some, but not all, of the full amount claimed to be due.

     CALIFORNIA DISPLAY COMPANY V. ECI SPORTSWEAR, INC.: California Display brought an action in the Superior Court of California for the County of Los Angeles seeking the sum of $42,000 for plaques it claims to have manufactured for ECI. ECI received some but not all of the plaques and intends to defend the claim on that basis. The Company has made a motion to dismiss the motion for lack of personal jurisdiction in California.

     XOXO DEPARTMENT OF LABOR CLAIMS: J.S. Fashion. J.S. Fashion is a contractor with whom XOXO has contracted to sew its goods for over two years. Moreover, J.S. Fashion has exclusively worked for XOXO for the last year and one-half. One of J.S. Fashion's employees filed a complaint with the Division of Labor Standards Enforcement ("DLSE") claiming that she had not been paid $23,507.87 in regular and overtime wages from January 5, 1998, until August 16, 2000. The DSLE investigator examined the J.S. Fashion payroll records and determined that the employee was entitled to $12,924.25 of regular wages and $9,683.25 of overtime wages for a total of $22,607.50. Under a recently enacted law in California, a garment manufacturer is liable as the guarantor for any unpaid wages owed to an employee from January 1, 2000 to present. Therefore, if J.S. Fashion had not paid the liability assessment, XOXO would have been liable. However, J.S. Fashion proposed a settlement to the complainant which she accepted. As of yet, XOXO does not have any details of the settlement; however, the DSLE has agreed to furnish courtesy copies to us. At present, XOXO has no liability in this matter.

     MARTINEZ & SONS: Martinez & Sons was a contractor with whom XOXO did a substantial amount of sewing. Martinez & Sons went bankrupt, and therefore failed to pay employees. In December of 2000, XOXO settled with the DOL on behalf of 23 employees. XOXO paid $17,433.44 to settle these claims. Other employees sued, and XOXO settled that case in the amount of $62,000. Some of the claimants of the DOL settlement, as well as two other employees, filed a complaint with the DLSE for unpaid wages totaling $22,318.62. They asserted that they had not been paid any wages and claimed that they were owed more money than paid in settlement with the DOL. The Company is in the process of investigating these matters. The Company received a demand letter from a law firm claiming to represent some of the same individuals involved in the Martinez & Sons DOL settlement and the DLSE investigation. The attorney representing these 16 former employees have demanded $660,000 from XOXO. The attorney for these individuals has stated that he may file a claim under Business and Professions Code 17200 et seq. This statute allows individuals to sue for unfair business practices, and penalties include treble damages. It is too premature at this time to assess liability in this matter.

     NATIONAL LABOR RELATIONS BOARD: On February 6, 2001, the Union representing employees at the Company's New Bedford warehouse filed a complaint with the National Labor Relations Board accusing the Company of failing to negotiate in good faith with the Union and failing to make contributions to an employee benefit trust fund contemplated by a proposed collective bargaining agreement in the amount of $389,000. Although the case is in its initial stages, the Company is in the process of negotiating for a settlement of all amounts owed, together with a schedule of payments.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2000.


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

                                     High                        Low
                                    -------                     -------
1999     First Quarter              $3.6875                     $0.6250
         Second Quarter              3.0000                      1.5625
         Third Quarter               3.4375                      2.0000
         Fourth Quarter              3.3125                      2.0000

2000     First Quarter              $2.0000                     $1.0000
         Second Quarter              1.0625                      0.7500
         Third Quarter               0.9375                      0.4000
         Fourth Quarter              0.4000                      0.1400

     There were approximately 3,736 shareholders of record as of March 8, 2001.

RECENT SALES OF UNREGISTERED SECURITIES

     In October 2000, in connection with the settlement of a dispute with the owner of the FUBU trademark and the termination of the license for such trademark, the Company issued 1,000,000 shares of its common stock to the trademark owner. The issuance of such shares was exempt from registration under
Section 4(2) of the Securities Act as a transaction not involving a public offering.

     On January 17, 2001, the Company agreed to issue to Grupo Xtra of New York, Inc., in connection with a license agreement between the parties, at the beginning of each year during the initial five-year term of the Agreement, shares of its common stock having a market value of $1,000,000, based on the average closing price of such common stock for the five trading days immediately preceding the date on which such shares are to be issued. To date, such shares have not been issued. The issuance of such shares are exempt from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering.

     In February 2001, the Company entered into a Securities Purchase Agreement with KC Aris Fund I, L.P. ("KC") pursuant to which the Company is to issue Convertible Debentures for $10,000,000 to KC. Pursuant to the Debentures, which mature in three years and bear interest at the rate of 8.5% per annum payable quarterly in arrears, KC may convert the unpaid principal and any accrued interest into shares of common stock at a conversion price of $.46 per share. To date, KC has purchased $7,000,000 of Debentures and has advised the Company that it intends to purchase the balance in the near term. The issuance and sale of the Debenture were exempt from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering.

     In March 2001, in settlement of a disputed claim with Tarrant Apparel Group, Inc., the Company issued 1,500,000 shares of its common stock to Tarrant. The Company agreed that, in the event the market value of such shares as of December 31, 2001 is less than $3,300,000, the Company will either, at its option (x) pay to Tarrant in cash an amount, or (y) issue to Tarrant additional shares of common stock having a share value, equal to the difference between $3,300,000 and the greater of the share value as of December 31, 2001 and $1,050,000. The issuance of shares to Tarrant was exempt from registration under
Section 4(2) of the Securities Act as a transaction not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA

                                                       (In thousands except for per share data)
======================================================================================================================
                                       Year Ended      Year Ended      Year Ended       Year Ended    11 Months Ended
----------------------------------------------------------------------------------------------------------------------
                                        12/31/00      12/31/99(4)       12/31/98       12/31/97(3)       12/31/96 (1)
----------------------------------------------------------------------------------------------------------------------
Net sales                               $199,439        $175,359        $127,680         $94,539         $130,155
----------------------------------------------------------------------------------------------------------------------
(Loss) income before extraordinary
items                                   (36,480)        (10,583)         (4,250)           2,333            2,104
----------------------------------------------------------------------------------------------------------------------
Net (loss) income                       (36,480)        (10,583)         (3,728)           2,333           12,966 (2)
----------------------------------------------------------------------------------------------------------------------
Net (loss) earnings per share
before extraordinary items - basic        (.46)          (.19)            (.29)            .18              .18
----------------------------------------------------------------------------------------------------------------------
Net (loss) earnings per share
before extraordinary items - diluted      (.46)          (.19)            (.29)            .16              .17
----------------------------------------------------------------------------------------------------------------------
Net (loss) earnings per share - basic     (.46)          (.19)            (.25)            .18             1.09
----------------------------------------------------------------------------------------------------------------------
Net (loss) earnings per share - diluted   (.46)          (.19)            (.25)            .16             1.07
----------------------------------------------------------------------------------------------------------------------
Total assets                             100,209        106,117          77,332           73,837           44,855
----------------------------------------------------------------------------------------------------------------------
Long-term obligations                     5,242          14,342          16,438           16,930           16,702
----------------------------------------------------------------------------------------------------------------------
Working capital/(deficit)               (33,283)         7,419            9,551           11,738           12,370
----------------------------------------------------------------------------------------------------------------------
Stockholders' equity                      3,486          39,251          14,092           17,814           14,755
======================================================================================================================

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements, including the notes thereto, and the "Selected Financial Data" included on pages 7-8, and pages F-1 through F-24, respectively, of this Annual Report.

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

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL EXPENDITURES

     As of December 31, 2000, the Company had a working capital deficit of approximately $33,283,000 as compared to a working capital surplus of approximately $ 7,419,000 at December 31, 1999. The decrease was primarily due to the Company's net loss incurred in the twelve months ended December 31, 2000, and a reclassification of the long term position of its term loan in the amount of $6,000,000 to current liabilities. These conditions are further discussed below. During the year, the Company financed its operations principally through its Credit Facility as supplemented by the Letter of Credit Agreement between a company owned by the Company's chief executive officer and its principal commercial lender.

     On February 26, 1999, simultaneous with the closing of the Simon Purchase Transaction, the Company and its subsidiaries entered into a Financing Agreement with CIT Commercial Services Group, Inc. ("CIT") and certain other financial institutions, whereby such lenders agreed to provide a revolving credit facility (the "Credit Facility") of up to $65,000,000 for working capital loans and letters of credit financing, which expires on February 26, 2002. In connection with the XOXO transaction, the Company's Financing Agreement was amended to increase the revolving credit line to $80,000,000, and to provide for a term loan of $10,000,000. The term loan bore interest, which is paid monthly, at prime plus one-half percent and principal is payable in quarterly installments of $500,000, which commenced on January 1, 2000, with a balloon payment of $5,500,000 on February 26, 2002, the maturity date. The Company is required to make certain mandatory prepayments based upon "excess cash flows" as defined in the amendment to the loan agreement.

     The obligations under the Financing Agreement are collateralized by substantially all of the assets of the Company. Loans under the revolving credit facility may be designated as revolving credit loans or Eurodollar loans. For revolving credit loans, interest accrued at the bank's prime rate. For Eurodollar loans, interest accrued at a rate per annum equal to the Eurodollar rate plus 2.5%. The Financing Agreement contains various financial and other covenants and conditions, including, but not limited to, limitations on paying dividends, making acquisitions and incurring additional indebtedness.

     During April 2000, the Company entered into an amendment of the Financing Agreement, under which the lenders waived compliance with certain covenant requirements for 1999 which the Company was not in compliance with and amended the covenants for the year ended December 31, 2000. In addition, the amendment provides an overadvance facility based on seasonal needs. The amendment also increased the interest rate on the Company's revolving credit facility to prime plus one-quarter percent and increased the interest rate on the Company's term loan to prime plus three-quarter percent. In connection with the waivers and amendment, the Company's chief executive officer agreed to provide a personal guarantee on $3 million of indebtedness outstanding under the Financing Agreement. This guaranty, which initially was to expire on December 6, 2000, has been extended to May 4, 2001, provided the Company is not in default under the Financing Agreement at that time.

     In November 2000, the Financing Agreement was further amended to waive compliance with additional covenant provisions and require the Company to raise equity financing of $10,000,000 prior to January 10, 2001 and an additional $10,000,000 prior to February 15, 2001.

     The Company was not in compliance, as of December 31, 2000, with certain covenants contained in its loan agreements. The Company's lenders have indicated that they have no current intention to take action with respect to such non-compliance but have not waived the covenant violations. As a result, the Company has classified the long term portions of its term loan as a current liability.

     In June 2000, First A.H.S. Acquisition Corp. ("AHS") a company owned by the Company's chief executive officer, entered into an agreement (the "Letter of Credit Agreement") with the Company's principal commercial lender to facilitate the opening of up to $17,500,000 in letters of credit for inventory for the Company. Pursuant to the Letter of Credit Agreement, the chief executive officer entered into a guaranty agreement limited to $7,000,000 of the reimbursement of AHS' obligations under the Letter of Credit Agreement. AHS owes its lender approximately $8.6 million under the Letter of Credit Agreement, and the Company owes AHS the same amount.

     As a result of the Grupo Agreement, the Company no longer needs financing to purchase inventory or to finance future accounts receivable. The Company is currently reducing its revolving line of credit through the collection of accounts receivable and the sale of inventory to Grupo pursuant to the Grupo Agreement. The Company expects that the collection of its accounts receivable and sale of inventory to Grupo will generate sufficient funds to substantially pay off the revolving line of credit and the term loan.

     The Company intends to finance its ongoing operations from the following sources: (i) royalty revenues from Grupo and other licenses; (ii) excess funds over the amount necessary to satisfy the revolving line of credit generated from collection of accounts receivable and sale of inventory; (iii) $10 million for the sale of the Convertible Debentures of which $7 million was received in February 2001 and $3 million is expected to be received in the near term; and
(iv) negotiated reductions in amounts due to, and extended payment terms with, certain creditors of the Company. Each of these factors is equally important to the Company's ability to fund its operations during 2001. The Company may also seek alternative sources of financing, but has no current plans to do so and no assurance can be given that such financing would be available.

     The Company's long-term indebtedness consists, in part, of its obligations to BNY Financial Corporation ("BNY") under the Series A Junior Secured Note Agreement dated June 30, 1993, pursuant to which BNY is owed $6,942,000, including $1,042,000, representing the quarterly interest payments that were deferred for the period February 1, 1996 through January 31, 1998 by agreement with BNY in September 1997, plus interest at the rate of 7% per annum, with a final maturity date of November 3, 2002. The Company received a forbearance on the $600,000 principal payment that was due on November 3, 2000. The Company paid the $600,000 principal payment on February 2, 2001. The principal of BNY's
Note is payable on November 3 of each year as follows:

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

CAPITAL EXPENDITURES. Capital expenditures were $4,608,000 for the year ended December 31, 2000 compared to $4,289,000 in the year ended December 31, 1999. The increase was due to the construction expenses incurred with the store build out of the outlet operations and equipment purchases incurred in connection with the consolidation of the Company's office, showroom and distribution facilities. By virtue of the change in the nature of the Company's operations, the Company's capital budget for 2001 is immaterial.

RESULTS OF OPERATIONS:

2000 Compared to 1999

     NET INCOME. The Company reported a net loss of $36,480,000 for the twelve months ended December 31, 2000 compared to a net loss of $ 10,583,000 for the twelve months ended December 31, 1999. The Company's results in 2000 were negatively impacted by the termination of the Company's "Fubu" license which resulted in the Company's incurring substantial markdowns in order to liquidate remaining inventory. In addition, the Company also incurred markdowns on its Perry Ellis product lines in connection with the termination of the Company's relationship with Perry Ellis. The loss in 2000 also included restructuring and other charges of $7,040,000 consisting of (i) severance costs, and (ii) occupancy charges relating to termination of leases as part of the consolidation of facilities along with the write-off of the related abandoned assets pertaining to terminated facilities. In addition, the Company incurred $1,862,000 in start-up costs associated with new licensing arrangements some of which have subsequently been cancelled. Additionally, interest expense increased due to interest on the Company's $10,000,000 term loan dated August 10, 1999, an increase in borrowings on the Company's revolving credit facility and increases in the borrowing rate from 7.75% to 9.5% by December 31, 2000.

     The loss in 1999 included restructuring and other charges, consisting of
(i) $2,401,000 in severance payments pursuant to the Retention Agreement between the Company and its former President, (ii) a nonrecurring charge of $3,749,000 in connection with the write-off of impaired goodwill, and, (iii) additional charges of $2,811,000 relating to the consolidation of the Company's operations and facilities. The 1999 loss also included start-up costs associated with new licensing arrangements of $2,235,000. Additionally, due to the adverse retail environment the Company gave accommodations, in the form of markdowns, to customers to help them alleviate the generally poor sales at the retail level. This loss was partially offset by an improvement in operations attributable to increased sales and margins along with a reduction of interest expense due to the conversion of Apollo debt to equity and the reduction of borrowing due to the infusion of funds from the Simon Purchase Transaction

     NET SALES. The Company's net sales increased from $175,359,000 during the twelve months ended December 31, 1999 to $199,439,000 during the twelve months ended December 31, 2000. This increase of $24,080,000 was due to an increase in sales of XOXO products of $55,262,000, including XOXO outlet and retail store sales (XOXO was acquired by the Company on August 10, 1999 and its sales were included in 1999 revenues only from that date). In addition, the Company's net sales were positively impacted by $9,946,000 in sales attributable to the roll out of the Company's new "Baby Phat" product line and $2,505,000 attributable to the roll out of the Company's "Brooks Brothers Golf" product line. These increases in sales were offset by sales decreases of $23,365,000 in the "Fubu" product line, $12,442,000 in the Company's "Members Only" product lines, $6,381,000 in private label sales and $1,445,000 related to "Perry Ellis" and other discontinued product lines.

     GROSS PROFIT. Gross Profit for the twelve months ended December 31, 2000 was $55,200,000 or 27.7% of net sales compared to $50,534,000 or 28.8 % for the twelve months ended December 31, 1999. Gross profit was positively impacted by sales of higher margin XOXO branded products for the entire year along with higher margins on the Company's "Baby Phat" product lines. These increases were offset by the significant markdowns taken in liquidating the Company's "FUBU" product lines. In addition, the Company also incurred markdowns on its Perry Ellis product lines in connection with the termination of the Company's relationship with Perry Ellis. Margins on the Company's own Members Only product line were negatively impacted by warming temperatures throughout the country during its peak selling season which resulted in increased inventory levels requiring the Company to markdown excess inventory to facilitate its sale.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses were $78,703,000 or 39.5% of net sales for the twelve months ended December 31, 2000 compared to $48,057,000 or 27.4% of net sales for the twelve months ended December 31, 1999. The increase in selling and administrative expenses was attributable to the inclusion of XOXO's selling and administrative expenses which included approximately $4,055,000 of depreciation and goodwill amortization including XOXO retail and outlet store operations. In addition, selling and administrative expenses increased due to the inclusion of the XOXO retail and outlet stores which have incurred significant expenses as a percentage of sales due to the stores' limited market exposure in the short time that they have been operating. Also, the Company incurred $2,021,000 of selling and administrative expenses attributable to the Company's "Brooks Brothers Golf" and "Baby Phat" product lines.

     START-UP COSTS. During the twelve months ended December 31, 2000 the Company incurred start-up costs of $1,862,000 relating to various license agreements for newly launched and terminated product lines. These start-up costs consist of salaries, samples and related supplies directly attributable to newly licensed operations.

     During the twelve months ended December 31, 1999 the Company incurred $1,181,000 of start-up costs relating to various license agreements without any related revenue. These start-up costs consist of salaries, samples and related supplies directly attributable to the newly licensed operations. In addition, the Company incurred $1,054,000 of start up costs in connection with the relocation of its warehouse facilities.

     INTEREST EXPENSE. Interest expense for the twelve months ended December 31, 2000 increased by $2,594,000 or 62% compared to the twelve months ended December 31, 1999. This increase was due to interest on the Company's $10,000,000 Term Loan dated August 10, 1999, an increase in borrowings on the Company's revolving credit facility, and increases in the prime lending rate from 7.75% as of December 31, 1999 to 9.5% as of December 31, 2000. In addition, the amendment to the Company's financing agreement increased the interest rate on the Company's revolving credit facility from prime to prime plus one-quarter percent and increased the interest rate on the Company's term loan from prime plus one-half to prime plus three-quarter percent.

1999 Compared to 1998

     NET INCOME. The Company reported a net loss of $10,583,000 for the twelve months ended December 31, 1999 compared to a net loss of $ 3,728,000 for the twelve months ended December 31, 1998. The loss in 1999 included restructuring and other charges, consisting of (i) $2,401,000 in severance payment pursuant to the Retention Agreement between the Company and its former President, (ii) a nonrecurring charge of $3,749,000 in connection with the write-off of impaired goodwill, (iii) additional charges of $2,811,000 relating to the consolidation of the Company's operations and facilities, and (iv) $2,235,000 in start-up costs associated with new licensing arrangements. Additionally, due to the adverse retail environment the Company gave accommodations, in the form of markdowns, to customers to help them alleviate the generally poor sales at the retail level. This loss was partially offset by an improvement in operations attributable to increased sales and margins along with a reduction of interest expense due to the conversion of Apollo debt to equity and the reduction of borrowing due to the infusion of funds from the Simon Purchase Transaction.

     NET SALES. The Company's net sales increased from $127,680,000 during the twelve months ended December 31, 1998 to $175,359,000 during the twelve months ended December 31, 1999. This increase of $47,679,000 was a result of increased sales of products under the "FUBU" license which amounted to $22,713,000 during the twelve months ended December 31, 1999 as compared to the twelve months ended December 31, 1998 which reflected the Company's initial shipment of the "FUBU" products. In addition, there was an increase in sales due to the inclusion of XOXO sales of $42,913,000 from August 10, 1999, the date of the XOXO acquisition. These increases in sales were partially offset by a decrease in sales of the Members Only(R) product line in the amount of approximately $10,908,000, a reduction of $1,466,000 in the Company's "Perry Ellis" product lines which suffered a lack of consumer demand along with a reduction of private label sales and the phase out of the "Jeffrey Banks" product lines resulting in a decrease of sales in the approximate amount of $5,573,000.

     GROSS PROFIT. Gross Profit for the twelve months ended December 31, 1999 was $50,534,000 or 28.8% of net sales compared to $29,540,000 or 23.1 % for the twelve months ended December 31, 1998. Gross profit was positively impacted by sales of higher margin XOXO(R) branded products included from August 10, 1999 the date of the XOXO acquisition and sales of the Company's "FUBU" product lines partially offset by the weak performance of the Company's "Perry Ellis America" brand which suffered from a lack of consumer demand which caused the Company to liquidate prior season inventory at reduced prices.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses were $48,057,000 or 27.4% of net sales for the twelve months ended December 31, 1999 compared to $29,950,000 or 23.5% of net sales for the twelve months ended December 31, 1998. The increase in Selling and administrative was attributable to the inclusion of XOXO's Selling and Administrative expenses included from August 10, 1999 the date of the acquisition along with increased fixed and variable expenses relating to the " FUBU" licensed product line. The increase in selling and administrative expenses as a percentage of net sales was primarily due to the inclusion of XOXO's selling and administrative expenses from the date of acquisition.

     START-UP COSTS. Commencing with the third quarter ended September 30, 1999, the Company incurred $1,181,000 of start-up costs relating to various license agreements without any related revenue. These start-up costs consist of salaries, samples and related supplies directly attributable to the newly licensed operations. The Company expects to continue to incur such costs during 2000 in connection with several of its new license arrangements. In addition, the Company incurred $1,054,000 of start up costs in connection with the relocation of its warehouse facilities.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     QUARTERLY FINANCIAL DATA.

                          (Unaudited) (in thousands except per share data)

                                                                                Per Share
                                                                            --------------------
Quarter               Net Sales   Gross Profit      Net Income/(Loss)       Basic        Diluted
--------------------------------------------------------------------------------------------------
2000
  First                $ 42,886        $15,152              $ (7,094)     $(0.09)         $(0.09)
  Second                 44,200         15,166                (5,528)      (0.07)          (0.07)
  Third                  58,262         16,513                (3,362)      (0.04)          (0.04)
  Fourth                 54,091          8,369               (20,496)      (0.26)          (0.26)
                       --------        -------              --------
                       $199,439        $55,200              $(36,480)
                       ========        =======              ========

1999
 First                  $28,133         $6,660               $(7,324)     $(0.28)         $(0.28)
 Second                  25,324          6,908                (3,083)      (0.07)          (0.07)
 Third                   62,869         18,318                 3,275        0.05            0.05
 Fourth                  59,033         18,648                (3,451)      (0.04)          (0.04)
                       --------        -------              --------
                       $175,359        $50,534              $(10,583)
                       ========        =======              ========

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

     The Former Accountants' report on the Registrant's consolidated financial statements for 1998 did not contain any adverse opinion or disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles.

     During the Registrant's two most recent fiscal years and any subsequent interim period, there were no disagreements between the Registrant and the Former Accountants on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures, nor were there any "Reportable Events" within the meaning of Item 304(a)(1)(iv) of Regulation S-K.

     Prior to its engagement as the Company's independent accountant, PwC had not been consulted by the Company with respect to the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on the Company's financial statements.

     The Former Accountants filed a letter with the Commission agreeing with the foregoing statement.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Set forth below are the names, ages and principal occupations of the current members of the Board of Directors and the executive officers of the Company, their positions with the Company, their business experience during the last five years and the year each was first elected a director of the Company. Directors hold office until the next Annual Meeting of Shareholders and until their respective successors are elected and qualify, provided that vacancies occurring in the Board of Directors may be filled by vote of the Directors. Officers of the Company serve at the pleasure of the Board of Directors of the Company.


====================================================================================================================
NAME                               AGE       POSITION
--------------------------------------------------------------------------------------------------------------------
Arnold H. Simon                    55        Director, Chairman, Chief Executive Officer and President of the
                                             Company.
--------------------------------------------------------------------------------------------------------------------
Robert A. Katz                     34        Director.
--------------------------------------------------------------------------------------------------------------------
Debra Simon                        44        Director.
--------------------------------------------------------------------------------------------------------------------
Howard Schneider                   73        Director.
--------------------------------------------------------------------------------------------------------------------
Mark Weiner                        46        Director.
--------------------------------------------------------------------------------------------------------------------
Maurice Dickson                    56        Executive Vice President, Chief Operating Officer.
--------------------------------------------------------------------------------------------------------------------
Paul Spector                       59        Senior Vice President, Chief Financial Officer, Treasurer and
                                             Secretary.
--------------------------------------------------------------------------------------------------------------------
Gregg Fiene                        49        Vice Chairman and Director of the Company and Chief Executive Officer
                                             of XOXO Clothing Company
--------------------------------------------------------------------------------------------------------------------
Steven Feiner                      33        Director and President of XOXO.
--------------------------------------------------------------------------------------------------------------------
Joseph Purritano                   42        Vice President - Sales.
--------------------------------------------------------------------------------------------------------------------
Tom Nastos                         42        Vice President - Production.
--------------------------------------------------------------------------------------------------------------------

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

     ROBERT A. KATZ has been a Director of the Company since June 1993. Mr. Katz is an officer of Apollo Advisors, L.P. and of Lion Advisors, L.P., with which he has been associated with since 1990. Mr. Katz is also a director of Vail Resorts, Inc., QDI, Inc., Clark Retail Group, Inc. and Horizon PCS, Inc.

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

     MARK S. WEINER became a Director of the Company on June 17, 2000. He is currently, and for more than the past five years has been, president of Financial Innovations, Inc., a private marketing and merchandising company. Mr. Weiner was deputy treasurer of the Democratic National Committee from 1989 to 1993 and currently serves as treasurer of the Democratic National Governors Association.

     PAUL SPECTOR has been Senior Vice President and Chief Financial Officer of the Company since May 1992 and Treasurer and Secretary of the Company since August 1991. From 1986 until May 1992, Mr. Spector was Vice President of the Company and from 1983 until August 1991 Mr. Spector was Controller of the Company.

     MAURICE DICKSON has been Executive Vice President and Chief Operating Officer of the Company since May 2000. From February 2000 until he assumed his full time responsibilities with the Company, Mr. Dickson served as a consultant to the Company. From October 1997 until February 2000, Mr. Dickson was semi-retired. From October 1995 until October 1997, Mr. Dickson was chief financial officer of Designer Holdings, Ltd. From 1981 until October 1995, Mr. Dickson was chief financial officer of Ellen Tracy, Inc.

     GREGG FIENE has been vice chairman of the Company's board of directors and chief executive officer of the Company's XOXO subsidiary since August 10, 1999. For more than five years prior to its acquisition by the Company, Mr. Fiene was the chairman and chief executive officer and a principal shareholder of the predecessor to XOXO.

     STEVEN FEINER was appointed to the Board on March 23, 2000 to fill the vacancy created by the death of David Fidlon. Mr. Feiner was appointed president of XOXO in June 2000. Prior thereto, Mr. Feiner had been for more than the prior five years, the owner and operator of various privately held apparel concerns.

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

     To the Company's knowledge, based solely on the Company's review of Forms 3 (Initial Statement of Beneficial Ownership of Securities), Forms 4 (Statement of Changes in Beneficial Ownership) and Forms 5 (Annual Statement of Changes in Beneficial Ownership) furnished to the Company with respect to the fiscal year ended December 31, 2000, no persons failed to file any such form in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table presents the compensation paid to the Chief Executive Officer of the Company and the four most highly compensated executive officers of the Company as of December 31, 2000 who received compensation in excess of $100,000.

-----------------------------------------------------------------------------------------------------------------------------
                                                                                              Long-Term
                                                        Annual Compensation                 Compensation
-----------------------------------------------------------------------------------------------------------------------------
                                                                             Other           Securities
          Name and            Fiscal                                        Annual        Underlying Stock       All Other
     Principal Position        Year         Salary ($)    Bonus ($)     Compensation($)       Options (#)     Compensation($)
-----------------------------------------------------------------------------------------------------------------------------
Arnold H. Simon, Chairman,     2000         734,615            --         177,611(7)         1,250,000           52,275(6)
Chief Executive Officer of     1999         634,615(1)    181,000         189,800(5)         1,000,000           26,137(6)
the Company and President
-----------------------------------------------------------------------------------------------------------------------------
Maurice Dickson, Executive     2000         235,817(8)         --                            1,000,000
Vice President and Chief
Operating Officer
-----------------------------------------------------------------------------------------------------------------------------
Tom Nastos, Vice President     2000         404,000            --                                   --
- Manufacturing                1999         382,666            --                              750,000(4)
                               1998         330,000            --                              250,000(4)
-----------------------------------------------------------------------------------------------------------------------------
Gregg Fiene,                   2000         749,996            --                              500,000
Vice Chairman, Chief           1999         281,250(2)         --                            1,150,000
Executive Officer of XOXO
Clothing Company
-----------------------------------------------------------------------------------------------------------------------------
Joseph Purritano,              2000         529,230            --              --                   --
Vice President - Sales         1999         288,462(3)    250,000(3)           --              750,000
-----------------------------------------------------------------------------------------------------------------------------

(1)  Represents salary from date of Simon Purchase Transaction, February 26,
     1999.

(2)  Represents salary since date of XOXO Transaction, August 10, 1999.

(3) Mr. Purritano joined the Company on June 10, 1999, and received a "signing" bonus at that time.

(4) In connection with Mr. Nastos' joining the Company, his employment agreement provided for the grant of 1,000,000 options.

(5) Includes $87,800 in tax and accounting services and $102,000 in automobile expenses paid on behalf of Mr. Simon pursuant to his employment agreement.

(6) Represents pro rata share of premiums for a life insurance policy a portion of which Mr. Simon has the right to designate the beneficiary.

(7) Includes $147,775 in tax and accounting services and $29,836 in automobile expenses paid on behalf of Mr. Simon pursuant to his employment agreement.

(8)  Mr. Dickson joined the Company as an employee in May, 2000.

Option Grants

     The following table sets forth information regarding grants of stock options to the Named Executive Officers during the last fiscal year. No SARs were granted during the last fiscal year.

                                                                                          POTENTIAL REALIZABLE VALUE
                                           % OF OPTIONS/                                    AT ASSUMED ANNUAL RATES
                                            SARS GRANTED     WEIGHTED                       OF STOCK APPRECIATION
                                            TO EMPLOYEES      AVERAGE                        FOR OPTION TERM ($)
                           OPTIONS/SARS    DURING FISCAL     EXERCISE     EXPIRATION      -----------------------------
NAME                          GRANTED          YEAR         PRICE/SHARE      DATE          5% per year    10% per year
----                       -------------   -------------    -----------   ----------      -------------   -------------
Arnold H. Simon              1,250,000         21.9%          $0.51       11/30/2010         $401,000      $1,016,000

Maurice Dickson              1,000,000         17.5%          $0.57       11/30/2010          359,000         909,000

Tom Nastos                       --              --             --           --                  --              --

Gregg Fiene                    500,000          8.8%          $0.30       11/30/2010           94,000         239,000

Joseph Purritano                 --              --             --           --                  --              --

Exercised/Unexercised Stock Options and Fiscal Year End Option Values

     The following table sets forth, with respect to the named Executive Officers of the Company, the fiscal year-end value as at December 31, 2000 of unexercised options, as well as options exercised by such executive officers during the 2000 Fiscal Year. All options referred to below were granted under the 1993 Stock Incentive Plan.

                                                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                                              AND FY-END OPTION VALUES
                         ------------------------------------------------------------------------------------------------------
                         Shares
                         Acquired                      Number of Securities Underlying       Value of Unexercised
                         on Exercise  Value Realized   Unexercised Options at FY-End (#)     In-the-Money Options at FY-End ($)
Name                     (#)          ($)              Exercisable/Unexercisable             Exercisable/Unexercisable(1)
----                     -----------  --------------   ---------------------------------     ----------------------------------
Arnold H. Simon              -0-            -0-                  833,333/1,416,667                       $-0-/$277,500

Maurice Dickson              -0-            -0-                    250,000/750,000                       $-0-/$185,000

Tom Nastos                   -0-            -0-                    500,000/500,000                          $-0-/$-0-

Gregg Fiene                  -0-            -0-                  1,150,000/500,000                       $-0-/$185,000

Joseph Purritano             -0-            -0-                    250,000/500,000                          $-0-/$-0-

----------

(1) The value of unexercised in-the-money options was calculated by determining the difference between the closing price of the Company's common stock on December 31, 2000 and the exercise price of the options.

Compensation of Directors

     During the twelve months ended December 31, 2000, each outside director (i.e., one not employed by the Company or any of its subsidiaries) was entitled to receive director's fees at the rate of $18,000 per annum. The Company suspended these payments in April 2000. Each of these directors was also entitled to receive reimbursement for expenses incurred in attending meetings of the Board or committees thereof on which they serve. In addition, each outside director was entitled to receive $500 per meeting of the Committees of the Board to which they are assigned. No executive officer received additional compensation for service as a Director.

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

     The Company is party to an employment agreement with Joseph Purritano effective as of June 7, 1999, pursuant to which Mr. Purritano is to serve as Executive Vice President in charge of sales for the Company and its subsidiaries for a 3-year term expiring on June 6, 2002. Pursuant to the agreement, Mr. Purritano is to receive an annual base salary of $500,000 in the first year of the term, $550,000 per annum in the second year of the term, and $600,000 in the third year of the term. In addition, he is entitled to an annual bonus based upon the Company achieving certain EBITDA targets. As inducement to join the Company, the Company agreed to grant Mr. Purritano 750,000 options to purchase shares under the Company's stock option plan, and further paid Mr. Purritano a bonus of $250,000.

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

     In connection with the acquisition of XOXO, the Company entered into an employment agreement dated as of August 10, 1999 with Gregg Fiene pursuant to which Mr. Fiene is to serve as

Vice Chairman of the Board of Directors of the Company, Chief Executive Officer of the Company's XOXO subsidiary and all divisions of the Company (present and future) engaged in the female apparel industry and related ancillary industries, and as chief executive officer, president, or in such other senior executive position with respect to any of the Company's current or future subsidiaries as he and the Chairman of the Board of Directors of the Company shall mutually determine. Pursuant to the agreement, Mr. Fiene's base salary is $750,000 per annum, and he is entitled to an annual bonus if the Company meets certain EBITDA targets. The term of Mr. Fiene's agreement is for five years, ending on August 9, 2004. In the event Mr. Fiene is terminated without cause, or if he terminates for "good reason", which includes any diminution of his duties under the agreement, certain changes of control, he is entitled to a lump sum payment equal to his highest annual base salary during the term multiplied by 2.99, and a lump sum payment in an amount equal to his average annual bonus with respect to the immediately preceding three fiscal years multiplied by 2.99.

     Also in connection with the acquisition of XOXO, the Company entered into an employment agreement with Hollis Fiene, pursuant to which Ms. Fiene is to serve as the Vice President, Design and Merchandising, for the Company's XOXO subsidiary, and any other current or future subsidiaries or divisions of the Company engaged in the design of women's apparel. The term of Ms. Fiene's agreement is for three years, ending on August 9, 2002. Pursuant to the agreement Ms. Fiene's base salary is $300,000 per annum, and she is entitled to such annual discretionary bonus as the Board of Directors may determine. If her employment is terminated by the Company without cause or if she terminates for "good reason", which includes the termination of Gregg Fiene's employment by the Company without cause or by Mr. Fiene for good reason, the assignment of the duties and responsibilities inconsistent in any material respect with the scope of the duties and responsibilities associated with Ms. Fiene's position, the Company's failure to substantially perform material provisions of the employment agreement and in the event of certain changes of control, she shall be entitled to receive a lump sum amount equal to 150% of her base salary then in effect.

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

     In May, 2000, the Company entered into an employment agreement expiring February 28, 2003 with Maurice Dickson to serve as Executive Vice President and Chief Operating Officer of the Company at an annual base salary of $375,000, subject to annual review, and an annual bonus equal to 1% of adjusted EBITDA if adjusted EBITDA is between $5 million and $10 million, and 1.5% of adjusted EBITDA if adjusted EBITDA is in excess of $10 million. The agreement entitles Mr. Dickson to terminate the agreement for a "good reason", which includes any diminution of his duties under the agreement, the Company's failure to perform its obligations under the agreement, if the Company's principal office or Mr. Dickson's own office is relocated to a location not within Manhattan or Los Angeles, or if there are certain changes of control. In the event the termination of Mr. Dickson is for good reason or if he is terminated without cause, Mr. Dickson is entitled to a lump sum payment in an amount equal to his highest annual base salary during the term of the agreement multiplied by 2.99 and a lump sum payment in an amount equal to the average bonus paid or payable to Mr. Dickson with respect to the then-immediately-preceding three fiscal years multiplied by 2.99.

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

Compensation Committee Interlocks and Insider Participation

     The members of the Company's Compensation and Stock Option Committee (the "Committee") as of December 31, 2000 were Messrs. Simon, Schneider and Weiner. Other than Mr. Simon, neither Committee member was (i) during the twelve months ended December 31, 2000, an officer or employee of the Company or any of its subsidiaries or (ii) formerly an officer of the Company or any of its subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The table below sets forth the beneficial ownership of the Common Stock as of March 1, 2001 by persons who are either (i) beneficial owners of 5% or more of the Common Stock, (ii) named executive officers or directors of the Company, and (iii) and all executive officers and directors as a group.

--------------------------------------------------------------------------------------------------------------------
                       Name and Address                                                               Percent
                   of Beneficial Owner (1)                          Shares of Common Stock            of Class
--------------------------------------------------------------------------------------------------------------------
Arnold Simon                                                          44,745,045 (2)(3)                56.3%
463 Seventh Avenue
New York, New York 10018
--------------------------------------------------------------------------------------------------------------------
Robert Katz                                                           16,818,806 (3)(5)                21.2%
Apollo Aris Partners, L.P.
AIF, L.P.
c/o Apollo Advisors, L.P.
Two Manhattanville Road
Purchase, New York 10577
--------------------------------------------------------------------------------------------------------------------
Maurice Dickson                                                          416,447 (6)                     *
463 Seventh Avenue
New York, New York 10018
--------------------------------------------------------------------------------------------------------------------
Paul Spector                                                             106,666 (6)                     *
463 Seventh Avenue
New York, New York 10018
--------------------------------------------------------------------------------------------------------------------
Gregg Fiene                                                            4,176,667 (6)                    5.0%
6000 Sheila Street
Commerce, CA 90040
--------------------------------------------------------------------------------------------------------------------
Joseph Purritano                                                         250,000 (4)(6)                  *
463 Seventh Avenue
New York, NY 10018
--------------------------------------------------------------------------------------------------------------------
Debra Simon                                                               33,333 (6)                     *
463 Seventh Avenue
New York, NY 10018
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
                       Name and Address                                                               Percent
                   of Beneficial Owner (1)                          Shares of Common Stock            of Class
--------------------------------------------------------------------------------------------------------------------
Howard Schneider                                                          33,333 (6)                     *
Schneider Schechter & Yoss
1979 Marcus Avenue, Suite 232
Lake Success, NY 11042
--------------------------------------------------------------------------------------------------------------------
Mark Weiner                                                               33,333 (6)                     *
Weingeroff Enterprises
1 Weingeroff Boulevard
Cranson, RI 02910
--------------------------------------------------------------------------------------------------------------------
Tom Nastos                                                               500,000 (6)                     *
463 Seventh Avenue
New York, NY 10018
--------------------------------------------------------------------------------------------------------------------
Steven Feiner                                                            750,000 (6)
6000 Sheila Street
Commerce, CA 90040
--------------------------------------------------------------------------------------------------------------------
All persons who are executive officers or directors of the            49,070,045 (6)                   60.1%
Company, as a group (4 persons)
--------------------------------------------------------------------------------------------------------------------

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

(3) These shares are subject to the 1999 Shareholders Agreement and 1999 Equity Registration Rights Agreement described in Item 13 below, containing certain voting and other arrangements as to shares covered thereby.

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

(6) Includes options to purchase the following numbers of shares of Common Stock of the Company under the 1993 Stock Incentive Plan which are exercisable or will become exercisable within 60 days: Paul Spector (106,666), Tom Nastos (500,000), and Gregg Fiene (1,316,667), Maurice
     Dickson (416,447), Joseph Purritano (250,000), Debra Simon (33,333), Howard Schneider (33,333), Mark Weiner (33,333) and Steven Feiner (750,000).

(7) Mrs. Simon disclaims beneficial ownership of shares beneficially owned by Arnold H. Simon.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     At the closing of the Simon Purchase Transaction on February 26, 1999, (i) The Simon Group acquired 24,107,145 shares of Common Stock and 2,093,790 shares of Series A Preferred Stock (convertible into 20,937,900 shares of Common Stock) for $20,000,000 in cash, and (ii) the Company redeemed from AIF the Series B Junior Secured Note of the Company including all accrued interest thereon (representing total indebtedness as of January 31, 1999 of $10,658,000), in exchange for $4,000,000 in cash plus 5,892,856 shares of Common Stock and 512,113 shares of Series A Preferred Stock (which are convertible into 5,121,130 shares of Common Stock). Effective July 1999, all of the Series A Preferred Stock converted into common stock.

     During the latter part of 2000, First AHS Corporation, a company wholly owned by Mr. Simon, opened up letters of credit for merchandise that the Company required for sale to fulfill its orders. When the goods subject to those letters of credit were received, First AHS sold them to the Company at cost. Currently, the Company owes First AHS approximately $8.6 million in connection with these purchases and sales. In addition, Mr. Simon guaranteed $7 million of First AHS's obligations to the Company's lenders in connection with the letter of credit facility.

     During 2000 and continuing to the present, Mr. Simon has guaranteed $3 million of the Company's indebtedness to its principal lender under its financing agreement. The guaranty is due to expire May 4, 2001, provided that the Company is not in default under the credit agreement at that time.

     During 2000, the Company had sales of approximately $14,286,000 to Humane, Inc., a company wholly owned by Steven Feiner. In addition, Humane acted as agent for the Company in connection with sales of certain of the Company's products to retailers in the United States. As of December 31, 2000, the Company had receivables from Humane of $787,000 and incurred commissions of $572,259 during 2000 and $593,734 in 1999.

     In late January 2001, Mr. Simon loaned the Company $2,000,000. Such loan bears interest at prime plus 1/4% per annum and is repayable upon demand by Mr. Simon.

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

     During 1999 and 2000, the Company reimbursed Mr. Simon for accounting and tax services provided to Mr. Simon by Mr. Schneider's accounting firm in the amount of $87,800 and $147,775, respectively. In addition, Mr. Schneider's firm provided services to the Company amounting to approximately $28,000 and $45,050 during 1999 and 2000, respectively.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:


                                                                            Page
                                                                            ----
1.   Financial Statements and Independent Accountants' Report
     Independent Accountants' Report......................................  F-1
     Independent Auditor's Report.........................................  F-1A

     Financial Statements:
     Consolidated Balance Sheets as of December 31, 2000 and 1999.........  F-2
     Consolidated Statements of Operations for the Years Ended
       December 31, 2000, 1999 and 1998...................................  F-3
     Consolidated Statements of Stockholders' Equity for the Years
       Ended December 31, 2000, 1999 and 1998.............................  F-4
     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2000, 1999 and 1998...................................  F-5
     Notes to Consolidated Financial Statements...........................  F-7

2.   Financial Statement Schedule

     The following financial statement schedule should be read in conjunction with the consolidated financial statements in Item 8 of this Annual Report on Form 10-K:

     Schedule II--Valuation and Qualifying Accounts.......................  S-1

     All other schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

(b) Reports on Form 8-K

     There were none filed during the fourth calendar quarter ended December 31, 2000.


(c)      INDEX TO EXHIBITS
         -----------------

                                                                                          Filed as Indicated
                                                                                          Exhibit to Document
                                                                                             Referenced in
    Exhibit No.                               Description                                     Footnote No.
    -----------                               -----------                                     ------------
        3.3          Restated Certificate of Incorporation filed on June 30, 1993                 (3)

        3.4          Amended and Restated By-Laws effective June 30, 1993                         (3)

        3.5          Amendment to the Restated Certificate of Incorporation filed                 (20)
                     with the Secretary of State on July 29, 1999

        3.6          Amendment to the Restated Certificate of Incorporation filed                 (21)
                     with the Secretary of State in January 2001

       10.67         Series A Junior Secured Note Agreement dated as of June 30,                  (3)
                     1993 between Registrant and BNY Financial Corporation.

       10.68         Series A Junior Secured Note dated as of June 30, 1993 issued                (3)
                     by Registrant to BNY Financial Corporation.

       10.72         Secondary Pledge Agreement dated as of June 30, 1993 between                 (3)
                     Registrant, BNY Financial Corporation and AIF II, L.P.

       10.81         Form of Indemnification Agreement dated as of June 30, 1993                  (3)
                     between Registrant and each member of Registrant's Board of
                     Directors.

       10.99         Warrant dated September 30, 1996 issued by Aris Industries,                  (10)
                     Inc. to Heller Financial, Inc.

                                                                                          Filed as Indicated
                                                                                          Exhibit to Document
                                                                                             Referenced in
    Exhibit No.                               Description                                     Footnote No.
    -----------                               -----------                                     ------------
      10.111         Securities Purchase Agreement, dated as of February 26, 1999,                (17)
                     between Aris Industries, Inc., Apollo Aris Partners, L.P.,
                     AIF, L.P., The Simon Group, L.L.C. and Arnold Simon.

      10.112         Shareholders Agreement, dated as of February 26, 1999,                       (17)
                     between Aris Industries, Inc., Apollo Aris Partners, L.P.,
                     AIF, L.P., The Simon Group, L.L.C. and Charles S. Ramat.

      10.113         Equity Registration Rights Agreement, dated as of February                   (17)
                     26, 1999, between Aris Industries, Inc., Apollo Aris
                     Partners, L.P., AIF, L.P., The Simon Group, L.L.C. and
                     Charles S. Ramat.

      10.115         Financing Agreement dated February 26, 1999 by and among the                 (18)
                     Company and its Subsidiaries and CIT Commercial Group, Inc.
                     and the other Financial Industries named therein.

      10.116         Agreement and Plan of Merger dated July 19, 1999 by and among                (19)
                     Aris Industries, Inc., XOXO Acquisition Corp. and Lola, Inc.
                     and its shareholders ("Agreement and Plan of Merger").  The exhibits and schedules to the Agreement and Plan of Merger are listed on the last page of such Agreement.  Such exhibits and schedules have not been filed by the Registrant, who
                     hereby undertakes to file such exhibits and schedules upon request of the Commission.

      10.117         Amendment No. 1 to Agreement and Plan of Merger.                             (19)

      10.118         Employment Agreement by and among the Registrant, Europe                     (19)
                     Craft Imports, Inc., ECI Sportswear, Inc., XOXO and Gregg
                     Fiene, dated August 10, 1999.

      10.119         Employment Agreement by and among the Registrant, ECI, ECI                   (19)
                     Sportswear, Inc., XOXO and Gregg Fiene, dated August 10, 1999.

      10.120         Shareholders' Agreement by and among the Registrant, The                     (19)
                     Simon Group, LLC, Gregg Fiene, Michele Bohbot and Lynne
                     Hanson, dated August 10, 1999.

                                                                                          Filed as Indicated
                                                                                          Exhibit to Document
                                                                                             Referenced in
    Exhibit No.                               Description                                     Footnote No.
    -----------                               -----------                                     ------------
      10.121         Amendment No. 2 to Financing Agreement by and among Aris                     (19)
                     Industries, Inc., Europe Craft Imports, Inc., ECI Sportswear,
                     Inc., Stetson Clothing Company, Inc., XOXO; the Financial
                     Institutions from time to time party to the Financing
                     Agreement, as Lenders; and The CIT Group/Commercial Services,
                     Inc. as Agent, dated
                     August 10, 1999.

      10.122         Amended and Restated 1993 Stock Option Plan                                  (16)

      10.123         Employment Agreement with Steven Feiner                                      (21)

      10.124         Employment Agreement with Maurice Dickson                                    (21)

      10.125         Agreement between the Company and certain of its subsidiaries                (21)
                     and Grupo Xtra dated January, 2001

      10.126         Form Securities Purchase Agreement Dated as of February, 2001                (21)
                     between the Company and KC Aris Fund I, L.P.

        21.          List of Subsidiaries                                                         (21)

        23.          Consent of PricewaterhouseCoopers LLP                                        (21)

       23.1          Consent of Deloitte & Touche LLP                                             (21)

----------------


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

(11)       Omitted.

(13)       Omitted

(14)       Omitted

(15)       Omitted

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

(19)       Filed as Exhibit to the Report on Form 8-K dated August 24, 1999.

(20)       Omitted.

(21)       Filed herewith.

----------

* The Schedules and Exhibits to such Agreements have not been filed by the Company, who hereby undertakes to file such schedules and exhibits upon request of the Commission.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 ARIS INDUSTRIES, INC.


                                 By: /S/ ARNOLD H. SIMON
                                     ---------------------------
                                     Arnold H. Simon
                                     Chairman and
                                     Chief Executive Officer

                                 By: /S/ PAUL SPECTOR
                                     ---------------------------
                                     Paul Spector
                                     Senior Vice President
                                     Chief Financial Officer

                                 By: /S/ VINCENT F. CAPUTO
                                     ---------------------------
                                     Vincent F. Caputo
                                     Principal Accounting Officer

Date: April 16, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/S/ARNOLD SIMON                                                April 16, 2001
----------------------------------
Arnold Simon, Chairman of the Board
and Chief Executive Officer; Director


/S/STEVEN FEINER                                               April 16, 2001
----------------------------------
Steven Feiner, Director


/S/GREGG FIENE                                                 April 16, 2001
----------------------------------
Gregg Fiene, Director


                                                                April __, 2001
----------------------------------
Robert Katz, Director


/S/DEBRA SIMON                                                 April 16, 2001
----------------------------------
Debra Simon, Director


/S/HOWARD SCHNEIDER                                            April 16, 2001
----------------------------------
Howard Schneider, Director


/S/MARK WEINER                                                 April 16, 2001
----------------------------------
Mark Weiner, Director

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Aris Industries, Inc.:


In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1) on page 26 present fairly, in all material respects, the financial position of Aris Industries, Inc. and Subsidiaries at December 31, 2000 and 1999, and the results of their operations and of their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2) on page 26 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has incurred recurring losses and negative cash flows from operations and has a working capital deficit at December 31, 2000. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




New York, New York
March 28, 2001

/s/ PricewaterhouseCoopers LLP

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
  Aris Industries, Inc.
New York, New York

We have audited the consolidated statements of operations, stockholders' equity, and cash flows of Aris Industries, Inc. and Subsidiaries for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Aris Industries, Inc. and Subsidiaries for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.


Deloitte & Touche LLP


March 31, 1999
Parsippany, New Jersey


                                      F-1A

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                       F-2
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                            2000         1999
                                                         ---------    ---------
ASSETS

Current assets:
   Cash and cash equivalents                             $   2,389    $   1,109
   Receivables, net                                         33,888       34,004
   Inventories                                              15,919       18,233
   Prepaid expenses and other current assets                 1,359        2,509
                                                         ---------    ---------
        TOTAL CURRENT ASSETS                                53,555       55,855

Property and equipment, net                                  9,963       10,752
Goodwill, net                                               36,151       37,894
Other assets                                                   540        1,616
                                                         ---------    ---------
        TOTAL ASSETS                                     $ 100,209    $ 106,117
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Borrowings under revolving credit facility            $  38,679    $  25,485
   Current portion of long-term debt                         9,700        2,600
   Current portion of capitalized lease obligations          1,150        1,755
   Accounts payable                                         26,354       14,591
   Accrued expenses and other current liabilities           10,955        4,005
                                                         ---------    ---------
        TOTAL CURRENT LIABILITIES                           86,838       48,436

Long-term debt                                               5,242       14,342
Capitalized lease obligations                                1,478        1,818
Other liabilities                                            3,165        2,270
                                                         ---------    ---------
        TOTAL LIABILITIES                                   96,723       66,866
                                                         ---------    ---------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $.01,
     authorized 10,000 shares, none issued
   Common stock, par value $.01, 100,000 shares
     authorized, 80,665 shares issued
     and outstanding at December 31, 2000
     and 79,434 shares issued and outstanding
     at December 31, 1999                                      807          795
   Additional paid-in capital                               80,753       80,323
   Accumulated deficit                                     (77,879)     (41,399)
   Unearned compensation                                      (195)        (468)
                                                         ---------    ---------
        TOTAL STOCKHOLDERS' EQUITY                           3,486       39,251
                                                         ---------    ---------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 100,209    $ 106,117
                                                         =========    =========


                See notes to consolidated financial statements.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                       F-3
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                         2000         1999         1998
                                                      ---------    ---------    ---------
Net sales                                             $ 199,439    $ 175,359    $ 127,680

Cost of sales                                           144,239      124,825       98,140
                                                      ---------    ---------    ---------
Gross profit                                             55,200       50,534       29,540

Commission and licensing income                           2,737        2,571        1,570
                                                      ---------    ---------    ---------
Income before operating expenses, interest expense,
   income tax provision and extraordinary item           57,937       53,105       31,110
Operating expenses:
   Selling and administrative expenses                   78,703       48,057       29,950
   Start-up costs                                         1,862        2,235         --
   Restructuring and other charges                        7,040        8,961         --
                                                      ---------    ---------    ---------
(Loss) income before interest expense, income tax
   provision and extraordinary item                     (29,668)      (6,148)       1,160
Interest expense, net                                     6,779        4,185        5,220
                                                      ---------    ---------    ---------
Loss before income tax provision
   and extraordinary item                               (36,447)     (10,333)      (4,060)
Income tax provision                                         33          250          190
                                                      ---------    ---------    ---------
Loss before extraordinary item                          (36,480)     (10,583)      (4,250)
Extraordinary item:
   Gain on early extinguishment of debt, net               --           --            522
                                                      ---------    ---------    ---------
      NET LOSS                                        $ (36,480)   $ (10,583)   $  (3,728)
                                                      =========    =========    =========
BASIC NET LOSS PER SHARE:

   Loss before extraordinary item                     $   (0.46)   $   (0.19)   $   (0.29)
   Extraordinary item                                      --           --            .04
                                                      ---------    ---------    ---------
   Net loss                                           $   (0.46)   $   (0.19)   $   (0.25)
                                                      =========    =========    =========

DILUTED NET LOSS PER SHARE:

   Loss before extraordinary item                     $   (0.46)   $   (0.19)   $   (0.29)
   Extraordinary item                                      --           --            .04
                                                      ---------    ---------    ---------
   Net loss                                           $   (0.46)   $   (0.19)   $   (0.25)
                                                      =========    =========    =========
Per share data:
   Weighted average shares outstanding - basic           79,777       55,374       14,912
   Weighted average shares outstanding - diluted         79,777       55,374       14,912

                See notes to consolidated financial statements.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                       F-4
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                  COMMON STOCK      ADDITIONAL
                                                              --------------------    PAID-IN   ACCUMULATED   UNEARNED
                                                               SHARES      AMOUNT     CAPITAL     DEFICIT   COMPENSATION   TOTAL
                                                              --------    --------    --------    --------  ------------  --------
Balance at December 31, 1997                                    14,905    $    150    $ 44,752    $(27,088)               $ 17,814
Stock options exercised                                             51           1           5                                   6
Net loss                                                          --          --          --        (3,728)                 (3,728)
                                                              --------    --------    --------    --------    --------    --------

Balance, December 31, 1998                                      14,956         151      44,757     (30,816)                 14,092
Common stock issued in connection with Simon
   Transaction, net of transaction costs of $1,468              57,009         570      24,107        --                    24,677
Stock options exercised                                            969           9         429        --                       438
Common stock issued in connection with Lola, Inc.
   acquisition                                                   6,500          65       9,685        --                     9,750
Issuance of stock options in connection with
   Lola, Inc. acquisition                                         --          --           805        --                       805
Issuance of stock options to employees/consultants                --          --           540        --      $   (540)       --
Amortization of unearned compensation on
   stock options                                                  --          --          --          --            72          72
Net loss                                                          --          --          --       (10,583)       --       (10,583)
                                                              --------    --------    --------    --------    --------    --------

Balance, December 31, 1999                                      79,434         795      80,323     (41,399)       (468)     39,251

Stock options exercised                                            231           2         114        --          --           116
Common stock issued in connection with
   settlement of FUBU royalty obligations                        1,000          10         290        --          --           300
Issuance of stock options to consultants                          --          --           300        --          (300)       --
Cancellation of compensatory stock options
   issued to employees                                            --          --          (274)       --           274        --
Amortization of unearned compensation on
   stock options                                                  --          --          --          --           299         299
Net loss                                                          --          --          --       (36,480)       --       (36,480)
                                                              --------    --------    --------    --------    --------    --------

Balance, December 31, 2000                                      80,665    $    807    $ 80,753    $(77,879)   $   (195)   $  3,486
                                                              ========    ========    ========    ========    ========    ========

                See notes to consolidated financial statements.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                       F-5
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                  2000        1999        1998
                                                                --------    --------    --------
Cash flows from operating activities:
   Net loss                                                     $(36,480)   $(10,583)   $ (3,728)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Extraordinary gain on early extinguishment of debt            --          --          (522)
      Gain on settlement of licensing royalty obligations         (1,500)       --          --
      Loss on disposal of property and equipment                   1,538         733        --
      Depreciation and amortization of property and equipment      4,115       1,515         601
      Amortization of goodwill                                     1,868       1,037       1,110
      Amortization of deferred financing costs                       864          79        --
      Provision for allowances on receivables                      1,807       2,773        --
      Provision for obsolescence on inventory                      3,912        (453)       --
      Provision for restructuring charges                          4,187        --          --
      Impairment of goodwill                                        --         3,749        --
      Issuance of notes in lieu of interest                         --           108         276
      Deferred income taxes                                         --           137         151
      Non-cash stock based compensation                              299          72        --
      Changes in assets and liabilities:
        Increase in receivables                                   (1,691)    (11,393)        (52)
        (Increase) decrease in inventories                        (1,598)     18,376      (6,873)
        Decrease (increase) in prepaid expenses and
         other current assets                                      1,150        (575)        390
        Decrease (increase) in other assets                          517        (241)      1,187
        Increase (decrease) in accounts payable                   12,652      (2,685)     (2,626)
        Increase (decrease) in accrued expenses and
         other current liabilities                                 4,563      (4,811)       (500)
        Increase (decrease) in other liabilities                     895         510        (748)
                                                                --------    --------    --------
           Net cash used in operating activities                  (2,902)     (1,652)    (11,334)
                                                                --------    --------    --------
Cash flows from investing activities:

   Capital expenditures                                           (4,608)     (4,289)       (233)
   Acquisition of businesses, net of cash acquired                  --       (10,320)     (2,659)
                                                                --------    --------    --------
           Net cash used in investing activities                  (4,608)    (14,609)     (2,892)
                                                                --------    --------    --------
Cash flows from financing activities:

   Book overdraft                                                   (889)      1,544        --
   Proceeds from issuance of common stock                           --        20,000        --
   Common stock issuance costs paid                                 --        (1,468)       --
   Stock options exercised                                           116         438           6
   Proceeds from long-term debt                                     --        10,000        --
   Deferred financing costs paid                                    (430)       (406)       --
   Payments of long-term debt and capitalized leases              (3,201)     (5,435)     (1,335)
   Increase (decrease) in borrowings under revolving
     credit facility                                              13,194      (8,415)     15,295
                                                                --------    --------    --------
           Net cash provided by financing activities               8,790      16,258      13,966
                                                                --------    --------    --------
Increase (decrease) in cash and cash equivalents                   1,280          (3)       (260)

Cash and cash equivalents, beginning of year                       1,109       1,112       1,372
                                                                --------    --------    --------
Cash and cash equivalents, end of year                          $  2,389    $  1,109    $  1,112
                                                                --------    --------    --------

                See notes to consolidated financial statements.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                       F-6
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                     2000      1999     1998
                                                   -------   -------   -------
Supplemental disclosures of cash flow information:

   Cash paid during the year for:
     Interest                                      $ 6,267   $ 4,242   $ 4,229
                                                   -------   -------   -------
     Income taxes                                  $    33   $   254   $    63
                                                   -------   -------   -------
Supplemental schedule of non-cash investing and
  financing activities:
     Issuance of common stock in connection with
      settlement of Fubu royalty obligations       $   300
                                                   -------
     Capitalized lease obligations                 $   256   $ 1,995
                                                   -------   -------
     Acquisition of business:
      Fair value of the assets acquired                      $40,568
      Liabilities assumed                                     19,540
      Common stock and stock options issued                   10,555
      Cash acquired                                              153
                                                             -------
        Cash paid for acquisition, net                       $10,320
                                                             -------
     Exchange of Series B Junior Secured Note
       for common stock                                      $ 4,864
                                                             -------

                See notes to consolidated financial statements.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                       F-7
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     DESCRIPTION OF BUSINESS

     Aris Industries, Inc. and Subsidiaries (collectively, the "Company") has been engaged in the business of designing, manufacturing and marketing men's and boys' outerwear and activewear, women's sportswear, loungewear and swimwear under a variety of tradenames which are owned and licensed from others. These products were distributed and marketed in the United States, primarily in department stores, specialty stores and national retain chains, as well as Company-owned retail and outlet stores. In addition, the Company has granted licenses to use Company-owned tradenames for the manufacture and sale of various products. During 2000, the Company terminated its licensing relationships with Perry Ellis and Fubu and abandoned its efforts to develop licensed businesses under the Stetson and Cynthia Rowley tradenames.

     On January 17, 2001, the Company entered into a multi-year licensing agreement (the "Agreement") with Grupo Xtra of New York, Inc. ("Grupo"). Under the terms of the Agreement, Grupo will have the exclusive rights in the United States, Puerto Rico, Israel and the Caribbean Islands to license for production, marketing, advertising and distribution all products under the tradenames owned by the Company, which include XOXO, Fragile and Members Only, as well as tradenames currently licensed by the Company, which include both Baby Phat and Brooks Brothers Golf (collectively, the "Licensed Products").

     The Agreement has an initial term of five years and can be extended for four additional five-year periods, provided Grupo is in substantial compliance with its obligations under the Agreement. The Agreement provides for minimum royalties, which aggregate to $53,360,000 over its initial five-year term. The Agreement is subject to early termination under certain circumstances.

     BASIS OF PRESENTATION

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three-year period ended December 31, 2000, the Company experienced losses and negative cash flows from operations. As of December 31, 2000, the Company has a working capital deficit and was not in compliance with certain covenants contained in its credit facility. As a result, the Company has classified the long-term portion of its term loan under the credit facility as a current liability.

     In response to these declining financial conditions, the Company reduced planned spending in fiscal 2000 and, in the fourth quarter, initiated a plan to consolidate its operations into its existing XOXO facilities located in California. As a result of the Agreement, in 2001, the Company has substantially reduced its workforce and terminated its production and sales operations. During this transition, the Company expects to continue to incur operating losses and recognize additional restructuring charges, principally related to additional severance, in the first quarter of 2001.

     The Company plans to finance its transition to a licensing and brand management business through (i) cash received from the turnover of inventory, realization of receivables and royalties under the Agreement and other licenses; (ii) additional financing in the form of convertible debentures and a loan from the Company's principal stockholder; (iii) negotiated reductions in amounts due to, and extended payment terms with, certain creditors of the Company; and, (iv) the negotiation of the continued availability of financing under the Company's existing credit facility until such time as such indebtedness can be repaid. In this

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                       F-8
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     connection, the Company has receivables and inventory aggregating $49,807,000 at December 31, 2000, which are expected to be realized in 2001. In addition, the Agreement provides for minimum royalties of $8,100,000 in 2001, although the Company expects such royalties to exceed the minimum amount. With respect to additional financing, the Company entered into an agreement for the issuance of $10,000,000 in convertible debentures to a private investor in 2001. In February 2001, the Company received $7,000,000 in convertible debenture proceeds which was used to pay down its revolving line of credit and expects to receive the remaining $3,000,000 which will be used to further paydown the revolving line of credit. Also, in January 2001, the Company received a $2,000,000 loan from its principal stockholder which is payable on demand. Although the Company is not in compliance with certain covenants of its credit facility, the lenders have allowed the financing to continue under the facility with the expectation that borrowings under the facility will be substantially repaid in 2001.

     The Company believes that the financing discussed above will be sufficient to transition and sustain its operations as a licensing and brand management business and to payoff indebtedness under the credit facility, however, there can be no assurance that the Company's lenders will continue the credit facility or that the timing of cash receipts to be realized from working capital and operations will be sufficient to meet obligations as they become due. These factors raise substantial doubt about the entity's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CONSOLIDATION

     The consolidated financial statements include the accounts of Aris Industries, Inc. and its wholly-owned subsidiaries after elimination of all significant intercompany transactions and balances.

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

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                       F-9
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     of the life of the lease or the improvement. Expenditures for maintenance, repairs and minor renewals are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the gain or loss realized on disposition is reflected in operations.

     GOODWILL

     Goodwill represents the excess of purchase price over the fair values of identifiable net assets of businesses acquired, which includes intangible assets related to certain tradenames and licensing arrangements. Goodwill is amortized on a straight-line basis over periods of 20 to 40 years.

     At December 31, 2000 and 1999, goodwill is stated net of accumulated amortization of $9,863,513 and $7,995,358, respectively.

     LONG-LIVED ASSETS

     The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company performs undiscounted operating cash flow analyses to determine if an impairment exists. If an impairment is determined to exist, any related impairment loss is calculated based on fair value.

     In 1999, the Company recorded an impairment charge of $3,749,000 with respect to goodwill associated with its Perry Ellis licenses as a result of a change in the terms of the licenses (see Note 5). At December 31, 2000, goodwill consists of the costs associated with the acquisition of the Company's XOXO and Members Only tradenames. In January 2001, the Company entered into the Agreement and commenced a transition to a licensing and brand management business. Based on the expected cash flows from this business, the Company concluded that the carrying amount of goodwill would be fully recovered over its remaining amortization periods. However, the Company will continue to evaluate the actual and expected results from this business and reassess its conclusions with respect to any potential impairment of goodwill in 2001. If it is determined that goodwill is impaired, then an impairment charge will be recorded to reduce goodwill to its fair value. Such charge could have a material adverse effect on the Company's financial position and results of operations.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses, approximate fair value due to the short maturity of these assets and liabilities. The interest on substantially all of the Company's borrowings are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts of such borrowing approximate fair value. The fair value of the Company's subordinated long-term debt was determined using valuation techniques that considered cash flows discounted at current market rates. The estimated fair value of this instrument at December 31, 2000 approximated $5,606,000.

     CONCENTRATION OF CREDIT RISK

     The Company assigns a substantial portion of its receivables to a factor which assures the credit risk with respect to collection of non-recourse receivables. Ongoing customer credit evaluations are performed with respect to the Company's trade receivables not factored and collateral is not required.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-10
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


     REVENUE RECOGNITION

     Revenue from the sale of merchandise is recognized at the date of shipment to the customer. Allowances for sales returns, discounts and credits are provided when the sale is recorded.

     Commission and licensing income is based upon a percentage of the licensee's net sales, as defined in the underlying agreements, and is recognized as earned.

     START-UP COSTS

     Start-up costs are expensed as incurred. During 2000 and 1999, the Company incurred $1,862,000 and $1,181,000, respectively, for start-up costs relating to various licensing agreements. These start-up costs consist of salaries, samples and related supplies directly attributable to newly licensed operations. During 1999, the Company also incurred approximately $1,054,000 of start-up expenses for its new distribution facility prior to the commencement of operations.

     ADVERTISING COSTS
     Advertising costs are charged to expense as incurred. Advertising costs amounted to $5,547,000 in 2000, $3,190,000 in 1999 and $1,941,000 in 1998.

     EARNINGS PER SHARE

     Basic (loss) income per common share is computed by dividing net (loss) income available for common shareholders, by the weighted average number of shares of common stock outstanding during each period. Diluted (loss) income per share is computed assuming the conversion of stock options and warrants with a market value greater than the exercise price.

     INCOME TAXES

     The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which had an initial adoption date of January 1, 2000. During 1999, the FASB postponed the required adoption date of SFAS No. 133 until January 1, 2001. In addition, during 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends the requirements of SFAS No. 133. These standards require that all derivative financial instruments be recorded on consolidated balance sheets at fair value as either assets or liabilities. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive earnings, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive earnings will be reclassified as earnings in the periods in which earnings are affected by the hedged item. Initial adoption of these new standards on January 1, 2001 will have an insignificant impact on the Company's consolidated financial position and results of operations.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-11
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


     RECLASSIFICATIONS

     Certain reclassifications have been made to conform prior year amounts to the current year presentation.

3.   THE SIMON TRANSACTION

     On February 26, 1999, the Company issued (i) 24,107,145 shares of common stock of the Company and 2,093,790 shares of Series A Preferred Stock of the Company (which shares were converted into 20,937,900 shares of common stock on July 29, 1999), for $20,000,000 and (ii) redeemed the Series B Junior Secured Note (which represented a total indebtedness of $10,658,000) in exchange for $4,000,000 in cash and an aggregate of 5,892,856 shares of common stock and 512,113 shares of Series A Preferred Stock (which shares were converted into 5,121,130 shares of common stock on July 29, 1999), (the "Simon Purchase Transaction"). In connection with the Simon Purchase Transaction, the Company also issued 700,000 shares of common stock to a third party as a condition to its consent to the transaction. In addition, the Company paid approximately $1,468,000 in cash, issued 250,000 shares of common stock to cover the costs associated with the transaction and paid principal and interest of $4,830,000 on its existing debt facilities. As a result of this transaction, the Company received net proceeds of approximately $13,702,000.

4.   ACQUISITION

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

     In connection with the acquisition, Lola's shareholders received $10,000,000 in cash, 6,500,000 shares of the Company's common stock, valued at $1.50 per share at the time of the acquisition, and options to purchase 1,150,000 shares of the Company's common stock (valued at $805,000). In addition, the Company incurred acquisition expenses which approximated $473,000. The acquisition was accounted for under the purchase method of accounting, and, accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. The excess of the purchase price over the fair values of assets acquired and liabilities assumed amounted to $22,774,000 and has been recorded as goodwill. In conjunction with the merger, the Company obtained a $10,000,000 term loan and increased its line of credit from $65,000,000 to $80,000,000 with a financial institution (see Note 9).

     The table below reflects unaudited pro forma combined results of the Company as if the acquisition of Lola had taken place on January 1, 1999 (in thousands, except per share data):

     Net sales                                                      $221,804
     Net loss                                                        (15,001)
     Net loss per diluted share                                     $  (0.25)

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-12
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     The unaudited pro forma results of operations have been prepared for informational purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill and increased interest expense on acquisition debt. They do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

5.   RESTRUCTURING AND OTHER CHARGES

     In connection with the continued restructuring of its corporate office and distribution facilities, the Company, through September 30, 2000, recorded a restructuring charge of $1,315,000. The charges consisted of employee severance costs and other administrative facility costs. During the fourth quarter of 2000, the Company's board of directors approved and the Company announced a revised restructuring plan which includes moving and consolidating its headquarters, showrooms and warehouses into its existing XOXO facilities located in California. This plan resulted in a charge of $5,725,000. The charge consisted of property and equipment write-downs of $1,538,000, net of salvage costs, and lease termination costs of $4,187,000. At December 31, 2000, the Company had a remaining liability of $4,187,000 related to lease termination costs which amounts are included in accrued expenses.

     During 1999, the Company recorded charges of $5,212,000 associated with the restructuring of its corporate office and distribution facilities. These charges before taxes include employee severance costs of $2,583,000, asset write-downs of $733,000, and rent and other exit costs of $1,896,000.

     In connection with the Simon Purchase Transaction (see Note 3), the Company was required to obtain consents from the licensor of its Perry Ellis licenses. As a condition to granting its consent, such licensor required that the term of its licenses be shortened. Based on the negative future undiscounted net cash flows expected to be derived from these licenses over their revised terms, the remaining intangible assets associated with the acquisition of these licenses of $3,749,000 (included in goodwill) was deemed impaired and written-off in 1999.

6.   RECEIVABLES

     Receivables consist of the following (in thousands):

                                                           DECEMBER 31,
                                                        -----------------
                                                          2000     1999
                                                        -------   -------
     Due from factor                                    $37,693   $36,866
     Trade receivables                                    5,336     4,472
                                                        -------   -------

                                                         43,029    41,338
     Less allowances for sales returns, discounts,
       credits and doubtful accounts                      9,141     7,334
                                                        -------   -------

                                                        $33,888   $34,004
                                                        =======   =======

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-13
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


     The Company has an agreement with a commercial finance company which provides for the factoring of certain trade receivables. The receivables are factored without recourse as to credit risk but with recourse for any claims by the customer for adjustments in the normal course of business relating to pricing errors, vendor allowances, shortages, damaged goods, and other claims. All factored receivables and related proceeds are the property of the commercial finance company. The Company is charged a factoring commission of .4% of factored trade receivables. The Company receives payment based upon the actual maturity dates of the receivables. The Company holds no collateral with respect to amounts due from the commercial finance company.

7.   INVENTORY

     Inventory consists of the following (in thousands):

                                                          DECEMBER 31,
                                                   ------------------------
                                                     2000             1999
                                                   -------          -------
     Raw materials                                 $ 3,784          $ 2,997
     Work-in-process                                 3,515            1,196
     Finished goods                                  8,620           14,040
                                                   -------          -------

                                                   $15,919          $18,233
                                                   =======          =======


     Finished goods inventory includes in-transit amounts of approximately $4,036,000 at December 31, 1999.

8. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                            ESTIMATED      DECEMBER 31,
                                                          USEFUL LIVES  -----------------
                                                            IN YEARS      2000     1999
                                                          ------------  -------   -------
     Furniture, fixtures and equipment                      3 - 7       $15,256   $12,381
     Leasehold improvements                                 5 - 10        3,605     4,615
                                                                        -------   -------

                                                                         18,861    16,996
     Less accumulated depreciation and amortization                       8,898     6,244
                                                                        -------   -------

                                                                        $ 9,963   $10,752
                                                                        =======   =======

     As of December 31, 2000 and 1999, property and equipment include amounts for equipment leased under capital leases with an original cost of $4,363,000 and $4,185,000, respectively. As of December 31, 2000 and 1999, accumulated depreciation and amortization include $1,426,000 and

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-14
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

          $726,000, respectively, associated with these leased assets.

9.   FINANCING

     The following amounts represent borrowings outstanding (in thousands):

                                              DECEMBER 31,
                                           -----------------
                                            2000      1999
                                           -------   -------

     Revolving Credit Facility (a)         $38,679   $25,485
                                           -------   -------

     Long-term debt:
        Term Loan (a)                      $ 8,000   $10,000
        Series A Junior Secured Note (b)     6,942     6,942
                                           -------   -------

                                            14,942    16,942
     Less current portion                    9,700     2,600
                                           -------   -------

                                           $ 5,242   $14,342
                                           =======   =======

     a. During February 1999, the Company entered into a Financing Agreement with CIT Commercial Services Group, Inc. ("CIT") and certain other financial institutions, whereby such lenders agreed to provide a revolving credit facility up to $65,000,000 for working capital loans and letters of credit financing. In connection with the XOXO transaction (see Note 4), the Company's Financing Agreement was amended to increase the revolving credit facility to $80,000,000, and provide a term loan of $10,000,000.

          Availability under the revolving credit facility is based on a formula of eligible receivables and inventory, as defined. At December 31, 2000, outstanding letters of credit amounted to $1,490,000 and there was $803,000 available for use under the credit facility. At the Company's option, loans under the revolving credit facility may be in the form of revolving credit loans or Eurodollar loans. For revolving credit loans, interest was accrued at the bank's prime rate. For Eurodollar loans, interest was accrued at a rate per annum equal to the Eurodollar rate (as defined) plus 2.5%.

          The term loan bore interest at prime plus one-half percent (9.5% at December 31, 2000) and is payable in quarterly installments of $500,000, plus interest, with a final payment of $5,500,000 due on February 26, 2002, the maturity date. The Company is required to make certain mandatory prepayments based upon "excess cash flows" as defined in the amendment to the agreement.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-15
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

          Borrowings under the credit agreement are collateralized by substantially all of the assets of the Company. The agreement contains restrictive covenants that, among other requirements, restrict the payment of dividends, additional indebtedness, leases, capital expenditures, investments and the sale of assets or merger of the Company with another entity. The covenants also require the Company to meet certain financial ratios and maintain minimum levels of net worth.

          In April 2000, the Company entered into an amendment of its Financing Agreement, under which the lenders waived compliance with certain covenant violations at December 31, 1999, and increased the interest rates on the Company's revolving credit facility to prime plus one-quarter percent and the term loan to prime plus three-quarter percent. At December 31, 2000 and 1999, the weighted average interest rate on borrowings was 9.5% and 8.5%, respectively. The amendment also provided for an overadvance facility based on seasonal needs.

          In November 2000, the Financing Agreement was further amended to waive compliance with additional covenant provisions and require the Company to raise equity financing of $10,000,000 prior to January 10, 2001 and an additional $10,000,000 prior to February 15, 2001.

          In connection with the amendments, the Company's chief executive officer agreed to provide a personal guarantee on $3,000,000 of indebtedness outstanding under the Financing Agreement which presently expires on the earlier of (i) the date on which all borrowings are paid in full and all letters of credit are cancelled or cash collateralized after the termination of the commitment; (ii) May 4, 2001, unless the lenders have made a demand for payment prior to such date; and, (iii) the date on which the full amount of the guarantee has been paid.

          At December 31, 2000, the Company was not in compliance with certain covenants contained in the amended Financing Agreement. The Company's lenders have indicated that they have no current intention to take action with respect to such non-compliance but have not waived the covenant violations. The lenders have allowed the continuance of financing under the revised terms of the Financing Agreement with the expectation that borrowings under the facility will be substantially repaid in 2001. As a result, the Company has classified the long-term portion of its term loan under the Financing Agreement as a current liability.

     b. On June 30, 1993, the Company entered into a Series A Junior Secured Note Agreement with BNY Financial Corporation ("BNY"), pursuant to which BNY received a nine-year, $7,000,000 note. On September 17, 1997, the Company and BNY entered into an amendment of the BNY note which provided that scheduled interest accruing under the note for the period February 1, 1996 through January 31, 1998 be deferred and added to the principal. The note bears interest at 7% per annum and requires annual principal payments of $1,100,000 and $5,242,000 for fiscal 2001 and 2002, respectively. During November 2000, the Company received a forbearance on the $600,000 principal payment that was due. The due date for the principal payment was extended to February 1, 2001 at which time the Company paid the outstanding amount. BNY is also entitled to receive mandatory prepayments based upon "excess cash flows" of the Company, as defined in the Company's note agreements with BNY.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-16
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     Annual maturities of long-term debt are as follows (in thousands):

     2001                                            $ 9,700
     2002                                              5,242
                                                     -------

                                                     $14,942
                                                     =======

10.  EARNINGS PER SHARE

     The computation of basic and diluted (loss) per share from continuing operations for each year is as follows (in thousands, except per share data):

                                               2000        1999       1998
                                             --------    --------    -------
     Numerator:
        Net loss before extraordinary item   $(36,480)   $(10,583)   $(4,250)
                                             --------    --------    -------

     Denominator:
        Basic and diluted weighted average
          shares outstanding                   79,777      55,374     14,912
                                             --------    --------    -------

     Basic loss per share                    $  (0.46)   $  (0.19)   $ (0.29)
                                             ========    ========    =======

     Diluted loss per share                  $  (0.46)   $  (0.19)   $ (0.29)
                                             ========    ========    =======

     In 2000, 1999 and 1998, options and warrants to purchase 6,474,877, 3,543,511 and 1,140,000 shares of common stock, respectively, were anti-dilutive and were excluded from the calculation of diluted weighted average shares outstanding.

11.  STOCK INCENTIVE PLAN

     The 1993 Stock Incentive Plan (the "Plan"), as amended, authorizes the Company's Board of Directors (or a committee thereof), to award to employees and directors of, and consultants to, the Company and its subsidiaries: (i) options to acquire common stock at prices determined when the options are granted, (ii) stock appreciation rights (entitling the holder to a payment equal to the appreciation in market value of a specified number of shares of common stock over a specified period), (iii) restricted shares of common stock whose vesting is subject to terms and conditions specified at the time of grant, and (iv) performance shares of common stock that are granted upon achievement of specified performance goals. Options granted pursuant to the Plan may be either "incentive stock options" within the meaning of Section 422A of the United States Internal Revenue Code of 1986, as amended, or non-qualified options. In April 1999, the Company's Board of Directors approved an amendment to the Plan to allow for the granting of options to purchase an additional 3,500,000 shares under the Plan for a total of 7,000,000 shares. Additionally, in 2000, the Company received approval from its board of directors and shareholders to increase the number of shares for which options may be granted to 10,000,000.

     The Plan provides that options which are cancelled or expire remain subject to future grant under the

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-17
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


     Plan. In general, options granted provide for vesting in three equal annual installments from the date of grant and are exercisable for a period of 10 years from the grant date.

     Transactions in stock options under the Plan are summarized as follows:

                                           2000                         1999                       1998
                                 -------------------------     -----------------------     -----------------------
                                                  WEIGHTED                    WEIGHTED                    WEIGHTED
                                                   AVERAGE                    AVERAGE                      AVERAGE
                                    NUMBER        EXERCISE      NUMBER        EXERCISE       NUMBER       EXERCISE
                                  OF OPTIONS        PRICE     OF OPTIONS       PRICE       OF OPTIONS       PRICE
                                 -----------      --------    ----------      --------     ----------     --------
Outstanding, January 1            8,621,316        $ 1.70      1,803,000       $ 0.76      1,695,000       $ 0.70
   Granted                        5,698,500          0.58      7,888,350         1.73        280,000         0.96
   Exercised                       (231,166)         0.50       (968,834)        0.45        (51,333)        0.13
   Expired/Cancelled               (863,050)         1.97       (101,200)        1.61       (120,667)        0.66
                                 ----------        ------      ---------       ------      ---------       -------

Outstanding, December 31         13,225,600        $ 1.20      8,621,316       $ 1.70      1,803,000       $ 0.76
                                 ==========        ======      =========       ======      =========       ======

Options Exercisable, December 31  5,890,532        $ 1.29      2,959,166       $ 1.05        622,666       $ 0.45
                                 ==========        ======      =========       ======      =========       ======

     Stock options outstanding and exercisable at December 31, 2000 are as follows:

                                                                   WEIGHTED
                                                   WEIGHTED         AVERAGE
     RANGE OF                   SHARES              AVERAGE        REMAINING
     EXERCISE                    UNDER               PRICE        CONTRACTUAL
      PRICES                    OPTION             PER SHARE     LIFE IN YEARS
---------------               ----------           ---------     -------------

Outstanding:
   under $1.00                 6,248,000            $ 0.53            9.1
  $1.00 - $1.50                1,915,000              1.30            7.8
  $1.51 - $2.00                5,062,600              2.00            8.6
                              ----------            ------            ---
                              13,225,600            $ 1.20            8.7
                              ==========            ======            ===

Exercisable:
   under $1.00                 2,288,000            $ 0.75            7.8
  $1.00 - $1.50                1,915,000              1.30            7.8
  $1.51 - $2.00                1,687,532              2.00            8.6
                              ----------            ------            ---
                               5,890,532            $ 1.29            8.0
                              ==========            ======            ===

     The Plan provides for the immediate vesting of outstanding options upon a change of control of the Company. Accordingly, on the date of the Simon Purchase Transaction, options to purchase 1,803,000 shares of common stock became fully vested and exercisable.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-18
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


     The Company applies the intrinsic value method in accounting for its stock-based compensation plan. Had the Company measured compensation under the fair value based method for stock options granted, the Company's net
     (loss) and net (loss) per share-diluted would have been as follows (in thousands, except per share data):

                                                  2000             1999            1998
                                                --------         --------         --------
     Net loss from continuing operations
        As reported                             $(36,480)        $(10,583)        $ (4,250)
        Pro forma                                (40,857)         (14,774)          (4,478)

     Net loss per share from continuing
        operations - diluted
        As reported                             $  (0.46)        $  (0.19)        $  (0.29)
        Pro forma                                  (0.51)           (0.27)           (0.30)

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes Option pricing model with the following assumptions for fiscal 2000, 1999 and 1998, respectively: Risk-free interest rates of 6.2%, 5.8% and 5.5%; dividend yield of 0% for each year; expected lives of 5 years for each year; and, volatility of 140%, 180% and 150%.

12.  INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                         DECEMBER 31,
                               ----------------------------
                               2000        1999        1998
                               ----        ----        ----
     Current:
        Federal                $--         $--         $--
        State and local          33         113          39
                               ----        ----        ----
                                 33         113          39
                               ----        ----        ----
     Deferred:
        Federal                 --          --           75
        State and local         --          137          76
                               ----        ----        ----
                                --          137         151
                               ----        ----        ----
                               $ 33        $250        $190
                               ====        ====        ====

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-19
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


     A reconciliation of the statutory Federal income tax rate to the Company's effective tax rate is summarized as follows:

                                                      DECEMBER 31,
                                             ------------------------------
                                             2000         1999         1998
                                             ----         ----         ----
     Federal statutory income tax rate        (34)%        (34)%        (34)%
     State and local income taxes             --             1            1
     Goodwill amortization                      1            3            7
     Valuation allowance                       32           32           28
     Other, individually less than 5%           1          --             3
                                             ----         ----         ----
                                              --             2%           5%
                                             ====         ====         ====

     The components of deferred tax assets and liabilities are as follows (in thousands):

                                                                           DECEMBER 31,
                                                                     -------------------------
                                                                         2000             1999
                                                                     --------         --------
     Deferred tax assets:
        Current:
          Restructuring charge                                       $  1,801         $    723
          Inventories                                                   2,891               89
          Allowance for sales returns, discounts, credits and
            doubtful accounts                                           3,930            1,318
          Accruals                                                      1,304             --
          Other                                                            78              416
                                                                     --------         --------
                                                                       10,004            2,546
                                                                     --------         --------
        Noncurrent:
          Net operating loss carryforwards                             37,998           33,365
          Goodwill                                                      1,408            1,440
          Alternative minimum tax credit carryforward                     846              846
          Other tax credit carryforwards                                   37               37
          Other                                                           605              460
                                                                     --------         --------
                                                                       40,894           36,148
                                                                     --------         --------
                                                                       50,898           38,694
     Valuation allowance                                              (50,322)         (38,321)
                                                                     --------         --------

     Total deferred tax assets                                       $    576         $    373
                                                                     ========         ========

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-20
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                                     DECEMBER 31,
                                                  ----------------
                                                  2000        1999
                                                  ----        ----
     Deferred tax liabilities:
        Property and equipment                    $576        $373
                                                  ----        ----

            Total deferred tax liabilities        $576        $373
                                                  ====        ====

            Net deferred tax asset                $--         $--
                                                  ====        ====

     At December 31, 2000, the Company has available net operating loss carryforwards for federal income tax purposes of approximately $88,368,000 which expire during fiscal 2001 through 2020. As a result of the change in control of the Company caused by the Simon Purchase Transaction, the utilization of net operating loss carryforwards generated prior to the this transaction are limited by Section 382 of the Internal Revenue Code to approximately $1,500,000 annually through 2019. Accordingly, the Company expects that a significant portion of these net operating loss carryforwards will expire unused.

13.  COMMITMENTS AND CONTINGENCIES

     LEASE COMMITMENTS

     Future minimum rental payments under capital leases and noncancelable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2000 are as follows (in thousands):

     YEAR ENDING                                                  OPERATING        CAPITAL
     DECEMBER 31,                                                  LEASES           LEASES
     -----------                                                  ---------        -------
          2001                                                    $  6,154         $ 1,242
          2002                                                       4,739             855
          2003                                                       4,779             810
          2004                                                       3,875             492
          2005                                                       2,628               3
          Thereafter                                                 1,288              --
                                                                  --------         -------
          Total minimum lease payments                            $ 23,463           3,402
                                                                  ========
          Less amount representing interest                                            774
                                                                                   -------
          Present value of minimum lease payments (including
            short-term portion of $1,150)                                          $ 2,628
                                                                                   =======

     The Company has various operating leases in effect primarily for retail and outlet stores, offices and warehouses. The store leases expire over the next ten years, the office leases expire over the next ten years and the warehouse leases expire over the next four years. The store leases contain clauses whereby the stores are assessed additional rents based on a percentage of sales. For the years ended

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-21
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     December 31, 2000, 1999 and 1998, the stores were not charged rent as a percentage of sales. Most of the operating leases contain renewal options to extend the lease terms. Total rental expense under all operating leases was approximately $6,782,000, $4,385,000 and $2,282,000 for fiscal 2000,
     1999 and 1998, respectively.

     LICENSE AGREEMENTS

     The Company has been granted several licensing agreements to manufacture and distribute men's, women's and boys' outerwear, sportswear and activewear products bearing the licensors' labels. The agreements expire at various dates through 2011. The Company is required to make royalty and advertising payments based on a percentage of sales, as defined in the respective agreements, subject to minimum payment thresholds. Royalty and advertising expenses under these licensing agreements totaled $7,990,845, $6,920,000 and $5,600,000 for the years ended December 31, 2000, 1999 and
     1998, respectively.

     Future minimum royalty and advertising payments required under the license agreements are as follows (in thousands):

     YEAR ENDING
     DECEMBER 31,
     -------------
        2001                               $ 1,985
        2002                                 2,534
        2003                                 2,670
        2004                                 2,820
        2005                                 1,264
     Thereafter                              7,835
                                           -------
     Total minimum royalty payments        $19,108
                                           =======

     In April 2000, Perry Ellis International and the Company mutually agreed not to continue the "Perry Ellis America" jeanswear and loungewear licenses after the year 2000.

     On October 24, 2000, the Company signed an agreement providing for the termination of the Company's license to produce and market products under the "Fubu" name. The licensor forgave approximately $1,800,000 in license royalty obligations in exchange for the termination of the license and 1,000,000 shares of the Company's common stock (estimated market value $300,000). This settlement resulted in a gain of approximately $1,500,000 which is reflected in selling and administrative expenses. Additionally, the licensor accepted responsibility for certain shipments of "Fubu" products.

     The Company also abandoned its efforts to develop sportswear under the Stetson and Cynthia Rowley tradenames pursuant to license agreements with the owners of the trademarks.

     As described in Notes 1 and 17, the Company has assigned or sublicensed its remaining licenses to Grupo, however, remains as the primary obligor under the license agreements.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-22
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     EMPLOYMENT CONTRACTS

     The Company has entered into employment contracts with certain senior executives for periods of three to five years, expiring no later than August 2004. Under the agreements, the executives are entitled to a specified salary over the contract period. Bonuses are payable based upon profitability and cash flows of the Company for each period. The estimated future minimum obligation under these contracts as of December 31, 2000 is $7,750,417. In addition, upon certain events of termination or change in control of the Company, certain of these agreements contain lump sum payment provisions, as defined within the respective agreements.

     LITIGATION

     The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions involving private interests. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, the dispositions of these matters will not have a material adverse effect on financial position or results of operations. However, depending upon the amount and timing of such dispositions, the Company's cash flows could be materially affected in a particular period.

14.  RETIREMENT PLANS

     The Company participates in a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate. Employer contributions are discretionary. Participants vest immediately in their own contributions and after seven years of service in employer contributions. The Company made no contributions in 2000, 1999 and 1998.

     The Company's union employees, at its leased warehouse and distribution facility in New Bedford, Massachusetts, participate in a multi-employer defined benefit pension plan. The Company's obligations with respect to the plan will be determined based on a settlement which is presently being negotiated.

15.  RELATED PARTY TRANSACTIONS

     In June 2000, First A.H.S. Acquisition Corp. ("AHS"), a company owned by the Company's chief executive officer, entered into an agreement (the "Letter of Credit Agreement") with the Company's principal commercial lender to facilitate the opening of up to $17,500,000 in letters of credit for the purchase of inventory. Pursuant to the Letter of Credit Agreement, AHS will purchase inventory which will be held at the Company's warehouse facilities. Such inventory will be sold to the Company at cost when the Company is ready to ship the merchandise to the customer. As of and for the year ended December 31, 2000, the Company purchased $19,482,988 from AHS, owes AHS $8,579,000 and AHS is holding $2,981,000 of inventory which the Company will purchase in 2001. In connection with the Letter of Credit Agreement, the Chief Executive Officer of the Company has guaranteed up to $7,000,000 of AHS obligations to the Company's principal commercial lender.

     The Company has utilized the services of Schneider, Schecter & Yoss, an accounting firm, of which Howard Schneider, a director of the Company, is a partner. During 2000 and 1999, total fees paid were $193,010 and $115,800, respectively.

     During 2000, the Company had sales of approximately $14,286,000 to Humane Incorporated

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-23
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     ("Humane") of which Steven Feiner, a director of the Company, is the owner. As of December 31, 2000, the Company had receivables from Humane of approximately $787,000. In addition, Humane acted as agent for the Company in connection with sales of certain of the Company's products to retailers in the United States for which it received commissions of approximately $572,000 and $594,000 in 2000 and 1999, respectively.

     During January 2001, the Company's chief executive officer loaned the Company $2,000,000. The loan is payable on demand and bears interest at prime plus 1/4%.

16.  BUSINESS SEGMENT DATA

     The Company is organized and managed as one business segment that offers distinct men's, women's and boys' apparel products to its customers. Its operations are conducted domestically and substantially all of its net sales are derived from domestic customers. Additionally, all of the Company's assets are located within the United States. The Company had sales to two customers that represent 15% and 11% of net sales for the year ended December 31, 2000. The Company had sales to one customer that represent 4% and 13% of net sales for the years ended December 31, 1999 and 1998, respectively.

17.  SUBSEQUENT EVENTS

     On January 4, 2001, the stockholders of the Company amended its Certificate of Incorporation by increasing the authorized common shares to 200,000,000.

     On January 17, 2001, the Company entered into a trademark license with Grupo. Grupo has received the exclusive right, for an initial term of 5 years (the "Initial Term"), renewable at its option for four additional 5-year periods, to manufacture, market and distribute at wholesale to retailers XOXO women's jeanswear and sportswear, Fragile women's jeanswear and sportswear, Member's Only sportswear and outerwear, and, subject to Aris' rights as a licensee with respect thereto, Baby Phat apparel and Brooks Brothers Golf apparel (the "Licensed Products") in Puerto Rico, the United States, the Caribbean Islands and Israel. The Grupo Agreement provides for minimum royalties, which aggregate to $53,360,000 over its initial five-year term.

     Grupo is to be solely responsible for manufacturing, marketing, and distributing the Licensed Products sold thereunder, subject to Aris' rights, as licensor or sublicensor, to approve all designs and otherwise act to maintain the integrity of the licensed trademarks. As a result, certain key members of the Company will continue to be actively involved in the design and marketing of the Licensed Products. Grupo also agreed to assume substantially all of the Company's future contractual commitments, other than those relating to its existing licensing business, corporate functions, warehouse operations in New Bedford, Massachusetts, loans under the Company's credit facility and its Series A Junior Secured Note and retained employees.

     In connection with the Agreement, the Company agreed to issue to Grupo, at the beginning of each year during the initial five-year term of the Agreement, shares of its common stock having a market value of $1,000,000, based on the average closing price of such common stock for the five trading days immediately preceding the date on which such shares are to be issued.

     During February 2001, the Company entered into a securities purchase agreement with KC Aris Fund I, L.P. pursuant to which the Company will issue convertible debentures in the aggregate sum of $10,000,000. The Company subsequently received $7,000,000 of this financing and expects to receive the remaining $3,000,000. The debentures mature in three years, bear interest at the rate of 8.5% per annum, payable quarterly, and are convertible into shares of common stock at the rate of $.46 per share. The Company has used the proceeds to pay down a portion of borrowings under its revolving credit facility.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-24
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     During March 2001, in settlement of a disputed claim with Tarrant Apparel Group, Inc., the Company issued 1,500,000 shares of its common stock to Tarrant. The Company agreed that, in the event the market value of such shares as of December 31, 2001 is less than $3,300,000, the Company will either, at its option (x) pay to Tarrant in cash an amount, or (y) issue to Tarrant additional shares of common stock having a share value, equal to the difference between $3,300,000 and the greater of the share value as of December 31, 2001 and $1,050,000.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                       S-1
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

--------------------------------------------------------------------------------


COLUMN A                                          COLUMN B          COLUMN C            COLUMN D            COLUMN E
-----------------------------------------------------------------------------------------------------------------------
                                                                    ADDITIONS
                                                   BALANCE         CHARGED TO                                BALANCE
                                                AT BEGINNING        COSTS AND                                 AT END
CLASSIFICATION                                    OF PERIOD         EXPENSES           DEDUCTIONS           OF PERIOD
                                               ---------------    --------------     ---------------       ------------
Year ended December 31, 2000:
    Allowance for sales returns, discounts,       $  7,334,000     $  1,807,000         $     --           $  9,141,000
      credits and doubtful accounts
    Inventory reserves                               2,105,000        3,912,000               --              6,017,000
                                                  ------------     ------------         -----------        ------------
                                                  $  9,439,000     $  5,719,000         $     --           $ 15,158,000
                                                  ============     ============         ===========        ============

Year ended December 31, 1999:
    Allowance for sales returns, discounts,
      credits and doubtful accounts               $  4,561,000     $  9,935,000  (1)    $ 7,162,000 (2)    $  7,334,000
    Inventory reserves                               2,558,000          597,000           1,050,000 (3)       2,105,000
                                                  ------------     ------------         -----------        ------------
                                                  $  7,119,000     $ 10,532,000         $ 8,212,000        $  9,439,000
                                                  ============     ============         ===========        ============

Year ended December 31, 1998:
    Allowance for sales returns, discounts,
      credits and doubtful accounts               $  1,832,000     $ 10,440,000         $ 7,711,000        $  4,561,000
    Inventory reserves                                 268,000        1,240,000                  --           1,508,000
    Reserve for price allowances                       880,000        1,075,000             905,000           1,050,000
                                                  ------------     ------------         -----------        ------------
                                                  $  2,980,000     $ 12,755,000         $ 8,616,000        $  7,119,000
                                                  ============     ============         ===========        ============

(1) Includes assumed allowances in connection with the XOXO acquisition.

(2) Write-off of receivables.

(3) Write-off of inventory.