Form 10-Q
period 2001-03-31
ARIS INDUSTRIES INC
filed 2001-05-21
CIK 100979

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter ended March 31, 2001          (Commission File Number):  1-4814
                      --------------                                     ------


                              ARIS INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      NEW YORK                                           22-1715274
-------------------------------                      ------------------
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                       Identification No.)



                  463 SEVENTH AVENUE, NEW YORK, NEW YORK 10018
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code: (646) 473-4200
                                                    ---------------


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             YES  X          NO
                                 ---           ---


Number of shares of Common Stock outstanding
  As of May 3, 2001                                   82,186,265
                                                      ----------

================================================================================

                              ARIS INDUSTRIES, INC.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

        Item 1.  Financial Statements

             a.  Consolidated Condensed Balance Sheets as of
                 March 31, 2001 and December 31, 2000                         3

             b.  Consolidated  Condensed  Statements of
                 Operations for the Three-Months Ended
                 March 31, 2001 and March 31, 2000                            4

             c.  Consolidated  Condensed  Statements of Cash
                 Flows for the Three-Months Ended March 31, 2001
                 and March 31, 2000                                           5

             d.  Notes to Consolidated Condensed Financial Statements         6

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations               13

        Item 3.  Quantitative and Qualitative Disclosures
                 About Market Risk                                           16

PART II. OTHER INFORMATION

        Item 1.  Legal Proceedings                                           17

        Item 2.  Changes in Securities and Use of Proceeds                   17

        Item 3.  Defaults upon Senior Securities                             17

        Item 4.  Submission of Matters to a Vote of Security Holders         17

        Item 5.  Other Information                                           17

        Item 6.  Exhibits and Reports on Form 8-K                            17

SIGNATURES                                                                   18

                             ARIS INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)
                     (in thousands, except per share data)

                                                                          March 31,     December 31,
                                                                            2001            2000
                                                                          ---------     ------------
ASSETS

Current assets:
   Cash and cash equivalents                                              $   741        $  2,389
   Receivables, net                                                        15,071          33,888
   Inventories                                                             15,493          15,919
   Prepaid expenses and other current assets                                1,596           1,359
                                                                          -------        --------
         Total current assets                                              32,901          53,555

Property and equipment, net                                                 8,976           9,963

Goodwill, net                                                              35,699          36,151

Other assets                                                                  499             540
                                                                          -------        --------
         TOTAL ASSETS                                                     $78,075        $100,209
                                                                          =======        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Borrowings under revolving credit facility                             $13,440        $ 38,679
   Loan payable to related party                                            2,000            --
   Current portion of long-term debt                                        8,600           9,700
   Current portion of capitalized lease obligations                           941           1,150
   Accounts payable                                                        20,388          26,354
   Accrued expenses and other current liabilities                           9,792          10,955
                                                                          -------        --------
         Total current liabilities                                         55,161          86,838

Long-term debt                                                             12,242           5,242
Capitalized lease obligations                                               1,459           1,478
Other liabilities                                                           2,646           3,165
                                                                          -------        --------
              Total liabilities                                            71,508          96,723

Commitments and contingencies

Stockholders' Equity:
   Preferred stock, $.01 par value: 10,000 shares authorized; none
      issued and outstanding                                                 --              --
   Common stock, $.01 par value: 200,000 shares authorized
      82,165 issued and outstanding at March 31, 2001
      and 80,665 issued and outstanding at December 31, 2000                  822             807
   Additional paid-in capital                                              84,038          80,753
   Accumulated deficit                                                    (78,127)        (77,879)
   Unearned compensation                                                     (166)           (195)
                                                                          -------        --------
         Total stockholders' equity                                         6,545           3,486
                                                                          -------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $78,075        $100,209
                                                                          =======        ========


See accompanying notes to consolidated condensed financial statements


                   ARIS INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 Three-          Three-
                                                              Months Ended     Months Ended
                                                                 March 31,      March 31,
                                                                   2001           2000
                                                              -------------    -------------
Revenues:
   Sales to customers                                          $ 20,688          $42,886
   Sales to licensee                                              5,558             --
   Royalty income                                                 1,822              565
   Commission income                                                660             --
                                                               --------          -------
Total revenues                                                   28,728           43,451

Cost of goods sold:
   Cost of sales to customers                                   (11,873)         (27,734)
   Cost of sales to licensee                                     (5,558)            --
                                                               --------          -------
Total cost of goods sold                                        (17,431)         (27,734)
                                                               --------          -------
Gross profit                                                     11,297           15,717

Operating income (expenses):
   Selling and administrative expenses                          (13,198)         (19,323)
   Start-up costs                                                  --             (1,030)
   Restructuring and other costs                                  1,666           (1,124)
                                                               --------          -------
Loss before interest expense, income tax provision and
   extraordinary item                                              (235)          (5,760)

Interest expense, net                                            (1,215)          (1,273)
                                                               --------          -------
Loss before income tax provision and extraordinary item          (1,450)          (7,033)

   Income tax provision                                             (80)             (61)
                                                               --------          -------
Net loss before extraordinary item                               (1,530)          (7,094)

Extraordinary item:
   Gain on extinguishment of debt,net                             1,282             --
                                                               --------          -------
Net loss                                                      ($    248)        ($ 7,094)
                                                               ========          =======
Basic net loss per share:
   Loss before extraordinary item                             ($   0.02)        ($  0.09)
   Extraordinary item                                          $   0.02             --
                                                               --------          -------
Net loss                                                       $   0.00         ($  0.09)
                                                               ========          ========
Diluted net loss per share:
   Loss before extraordinary item                             ($   0.02)        ($  0.09)
   Extraordinary item                                          $   0.02             --
                                                               --------          --------
Net loss                                                       $   0.00         ($  0.09)
                                                               ========          ========
Per share data:
   Weighted average shares outstanding - Basic                   81,165           79,466
   Weighted average shares outstanding - Diluted                 81,165           79,466



See accompanying notes to consolidated condensed financial statements

                              ARIS INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                          Three-          Three-
                                                                                       Months Ended    Months Ended
                                                                                        March 31,        March 31,
                                                                                           2001            2000
                                                                                       -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                             ($   248)        ($ 7,094)
                                                                                         --------         --------
     Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
          Depreciation and amortization                                                     1,694            1,313
          Provision (benefit) for obsolescence of inventory                                (4,981)            --
          Provision (benefit) for allowances on receivables                                (3,030)            --
          Non-cash stock based compensation                                                   112               41
          Extraordinary gain on extinguishment of debt                                     (1,282)            --
          Reversal of accrued restructuring charge                                         (1,679)            --
     Change in assets and liabilities:
          Decrease / (increase) in receivables                                             21,847           (1,761)
          Decrease / (increase) in inventories                                              5,407           (2,112)
          Decrease in prepaid expenses and other current assets                               680              676
          Decrease / (increase) in other assets                                                41             (213)
          Decrease in accounts payable                                                     (1,384)          (2,569)
          (Decrease) / increase in accrued expenses and other current liabilities            (484)           1,550
          Decrease in other liabilities                                                      (519)             (66)
                                                                                         --------         --------
               Total Adjustments                                                           16,422           (3,141)
                                                                                         --------         --------
                         Net cash provided by / (used in) operating activities             16,174          (10,235)
                                                                                         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                     (255)          (2,345)
                                                                                         --------         --------
                         Net cash used in investing activities                               (255)          (2,345)
                                                                                         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of long-term debt and capital leases                                        (1,328)            (874)
    Book overdraft                                                                           --              2,951
    Stock options exercised                                                                  --                 56
    Proceeds from issuance of convertible debentures                                        7,000             --
    Proceeds of loan from related party                                                     2,000             --
    Increase (decrease) in borrowings under revolving credit facility                     (25,239)          12,783
                                                                                         --------         --------
                         Net cash (used in) provided by financing activities              (17,567)          14,916
                                                                                         --------         --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                       (1,648)           2,336

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              2,389            1,109
                                                                                         --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $    741         $  3,445
                                                                                         ========         ========


See accompanying notes to consolidated condensed financial statements

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

The consolidated condensed financial statements as of March 31, 2001 and for the three- month periods ended March 31, 2001 and 2000, are unaudited and reflect all adjustments consisting of normal recurring adjustments except for restructuring and other costs (See Note 7) which are, in the opinion of management, necessary for a fair presentation of financial position, operating results and cash flows for the periods.

The consolidated condensed balance sheet as of December 31, 2000 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting standards appropriate for interim financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The operating results for the three-months ended March 31, 2001 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2001.


2.   LIQUIDITY AND BUSINESS RISKS

These consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three-month period ended March 31, 2001, the Company has incurred a net loss of $248,000. As of March 31, 2001 and December 31, 2000, the Company has a working capital deficit of $22,260,000 and $33,283,000, respectively and was not in compliance with certain covenants contained in its credit facility. As a result, the Company has classified the long-term portion of its term loan under the credit facility as a current liability.

On January 17, 2001, the Company entered into a multi-year licensing agreement (the "Agreement") with Grupo Xtra of New York, Inc. ("Grupo"). Under the terms of the Agreement, Grupo has the exclusive rights in the United States, Puerto Rico, Israel and the Caribbean Islands to license for production, marketing, advertising and distribution all products under the tradenames owned by the Company, which include XOXO, Fragile and Members Only, as well as tradenames currently licensed by the Company, which include Baby Phat and Brooks Brothers Golf (collectively, the "Licensed Products").

As a result of the Agreement, the Company commenced a transition to a licensing and brand management business. In the first quarter of 2001, the Company substantially reduced its workforce and terminated its production and sales operations.

The Company intends to finance its operations during the transition through (i) cash received from the turnover of inventory, realization of receivables and royalties under the Agreement and other licenses; (ii) up to $3,000,000 in additional financing from the sale of convertible debentures ; (iii) negotiated reductions in amounts due to, and extended payment terms with, certain creditors of the Company; and (iv) the negotiation of the continued availability of financing under the Company's existing credit facility until such time as such indebtedness can be repaid. The Company had accounts receivable and inventory, net of reserves, aggregating $30,564,000 at March 31, 2001. In addition, the Agreement provides for minimum royalties of $8,100,000 in 2001, of which $3,160,000 has been paid through March 31, 2001. With respect to additional financing, the Company entered into an agreement for the issuance of $10,000,000 in convertible debentures to a California based venture capital firm. In February 2001, the Company received $7,000,000 in convertible debenture proceeds which was used to pay down a portion of its revolving line of credit. Also, in January 2001, the Company received a $2,000,000 loan from its principal stockholder which is payable on demand. Although the Company is not in compliance with certain covenants of its credit facility, the lenders have allowed the financing to continue under the facility with the expectation that borrowings under the facility will be substantially repaid in 2001.

The Company believes that the financing discussed above will be sufficient to transition and sustain its operations as a licensing and brand management business and to payoff the remaining indebtedness under the credit facility. However, the Company is dependent upon Grupo to fulfill its obligations under the Agreement, including its obligation to purchase substantially all of the Company's inventory by the end of June 2001. There can be no assurance that the Company's lenders will continue the credit facility or that the timing of cash receipts to be realized from working capital and operations will be sufficient to meet obligations as they become due. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.   THE GRUPO AGREEMENT

On January 17, 2001, the Company entered into a trademark license with Grupo, which became effective March 1, 2001. Under the Agreement, Grupo received the exclusive right, for an initial term of 5 years (the "Initial Term"), renewable at its option for four additional 5-year periods, to manufacture, market and distribute at wholesale to retailers women's clothing, jeanswear and sportswear under the XOXO(R) and Fragile(R) trademarks and sportswear and outerwear under the Members Only trademark and, subject to Aris' rights as a licensee with respect thereto, Baby Phat apparel and Brooks Brothers Golf apparel in the United States, Puerto Rico, the Caribbean Islands and Israel. The Grupo Agreement provides for royalties ranging from 7% to 9% of Grupo's net sales of the Licensed Products. Minimum annual royalties are $8,100,000 for 2001 and increase by 14% per year until they reach $13,500,000. As a result of the Agreement, for the three-months ended March 31, 2001, the Company recognized royalty income of $1,047,000, commission income of $660,000 and, based upon Grupo's commitment to purchase the Company's inventory of Licensed Products at cost, a reduction in its reserves for inventory of approximately $4,000,000.

Grupo is to be solely responsible for manufacturing, marketing and distributing at wholesale to retailers the Licensed Products sold thereunder, subject to Aris' rights, as licensor or sublicensor, to approve all designs and otherwise act to maintain the integrity of the licensed trademarks. As a result, certain key members of the Company will continue to be actively involved in the design and marketing of the Licensed Products. Grupo also agreed to assume substantially all of the Company's future contractual commitments, other than those relating to its existing licensing business, corporate functions, warehouse operations in New Bedford, Massachusetts, indebtedness and retained employees. The Company will continue to operate its XOXO Retail stores.

In connection with the Agreement, the Company agreed to issue to Grupo, at the beginning of each year during the initial five-year term of the Agreement, shares of its common stock having a market value of $1,000,000, based on the average closing price of such common stock for the five trading days immediately preceding the date on which the shares are to be issued. As of March 31, 2001, such shares have not yet been issued; accordingly, the Company has included in accrued expenses $1,000,000 with respect to this obligation.

As a result of the Grupo Agreement, Aris intends to concentrate on growing its brands through licensing arrangements for a wider variety of products on a global scale, and by expanding its XOXO(R) retail business.

4.   SALE OF CONVERTIBLE DEBENTURES

In February 2001, the Company entered into a Securities Purchase Agreement with KC Aris Fund I, L.P. ("KC") pursuant to which the Company is to issue Convertible Debentures in the aggregate sum of $10,000,000. To date, KC has purchased $7,000,000 of Debentures and has advised the Company that it still intends to purchase the balance of the Debentures. There can, however, be no assurance that the Company will receive such balance. The Debentures mature in three years, bear interest at the rate of 8.5% per annum, payable quarterly, and are convertible into shares of common stock at the rate of $.46 per share. At March 31, 2001, the Company has accrued approximately $124,000 of interest relating to the Debentures. The Company used the proceeds to pay down a portion of borrowings under its revolving credit facility.

5.   DEBT EXTINGUISHMENTS

During the three-months ended March 31, 2001, the Company negotiated settlements with vendors for amounts due which resulted in a net gain of $1,282,000. This gain is reflected as an extraordinary item within the accompanying statement of operations.

The Company also settled a disputed claim with a vendor, pursuant to which the Company issued 1,500,000 shares of its common stock with a market value of $1,050,000 and agreed to pay $2,500,000 in cash. In addition, the Company agreed that, in the event the market value of such shares as of December 31, 2001 is less than $3,300,000, the Company will either, at its option (x) pay to such vendor in cash an amount, or (y) issue to such vendor additional shares of common stock having a share value equal to the difference between $3,300,000 and the greater of the share value as of December 31, 2001 and $1,050,000. As a result of this transaction, the Company has reduced its trade accounts payable due to such vendor by $3,300,000 and has recorded an increase in additional paid-in capital for the value of the common stock issued and the related put option noted above.

6.   DEBT

The Company's long-term indebtedness consists, in part, of its obligations to BNY Financial Corporation ("BNY") under the Series A Junior Secured Note Agreement dated June 30, 1993, pursuant to which BNY is owed $6,342,000, including $1,042,000, representing the quarterly interest payments that were deferred for the period February 1, 1996 through January 31, 1998 by agreement with BNY in September 1997, plus interest at the rate of 7% per annum, with a final maturity date of November 3, 2002. On February 2, 2001, the Company made a $600,000 principal payment for which it had received a forbearance on November 3, 2000. The principal of BNY's Note is payable on November 3 of each year as follows:

                           YEAR                   AMOUNT
                           ----                 ----------
                           2001                 $1,100,000
                           2002                 $5,242,000


BNY is also entitled to receive mandatory prepayments based upon 50% of certain "excess cash flows" of the Company as defined in the Company's note agreements with BNY.

During February 1999, the Company entered into a Financing Agreement with CIT Commercial Services Group, Inc. ("CIT") and certain other financial institutions, whereby such lenders agreed to provide a revolving credit facility of up to $65,000,000, for working capital loans and letters of credit financing, which expires on February 26, 2002. In connection with the XOXO transaction, the Company's Financing Agreement was amended to increase the revolving credit facility to $80,000,000, and provide a term loan of $10,000,000.

Availability under the revolving credit facility is based on a formula of eligible receivables and inventory, as defined. At March 31, 2001, outstanding letters of credit amounted to 1,475,000 and there was $1,401,000 available for use under the credit facility. At the Company's option, loans under the revolving credit facility may be in the form of revolving credit loans or Eurodollar loans. For revolving credit loans, interest was accrued at the bank's prime rate. For Eurodollar loans, interest was accrued at a rate per annum equal to the Eurodollar rate (as defined) plus 2.5%.

In April 2000, the Company entered into an amendment of its Financing Agreement, under which the lenders waived compliance with certain covenant violations at December 31, 1999, and increased the interest rates on the Company's revolving credit facility to prime plus one-quarter percent and the term loan to prime plus three-quarter percent. The amendment also provided for an overadvance facility based on seasonal needs.

The term loan is payable in quarterly installments of $500,000, plus interest, with a final payment of $5,500,000 due on February 26, 2002, the maturity date. The Company is required to make certain mandatory prepayments based upon "excess cash flows" as defined in the amendment to the agreement.

The obligations under the Financing Agreement are collateralized by liens on substantially all of the assets of the Company. The agreement contains restrictive covenants that, among other requirements, restrict the payment of dividends, additional indebtedness, leases, capital expenditures, investments and the sale of assets or merger of the Company with another entity. The covenants also require the Company to meet certain financial ratios and maintain levels of net worth.

In November 2000, the Financing Agreement was further amended to waive compliance with additional covenant provisions and require the Company to raise equity financing of $10,000,000 prior to January 10, 2001 and an additional $10,000,000 prior to February 15, 2001. The Company has failed to satisfy this condition.

In connection with the amendments, the Company's chief executive officer agreed to provide a personal guarantee on $3,000,000 of indebtedness outstanding under the Financing Agreement which guarantee presently expires on the earlier of (i) the date on which all borrowings are paid in full and all letters of credit are cancelled or cash collateralized after termination of the commitment; (ii) July 3, 2001, unless the lenders have made a demand for payment prior to such date; and, (iii) the date on which the full amount of the guarantee has been paid.

As of March 31, 2001, the Company was not in compliance with certain covenants contained in its Financing Agreement. The Company's lenders have indicated that they have no current intention to take action with respect to such non-compliance but have not waived the covenant violations. The lenders have allowed the continuance of financing under the revised terms of the Financing Agreement with the expectation that borrowings under the facility will be substantially repaid in 2001. As a result, the Company has classified the long-term portion of its term loan under the Financing Agreement as a current liability.


7.   RESTRUCTURING AND OTHER COSTS

As of December 31, 2000, the Company had accrued a restructuring charge of $4,187,000 in connection with a restructuring of its operations which included moving and consolidating its headquarters, showrooms and warehouses into existing XOXO facilities in California. At March 31, 2001, the unpaid portion of the restructuring reserve aggregated $2,090,859, as a result of cash payments made and the reversal of approximately $1,679,000 in accrued rental costs resulting from a settlement of the Company's lease obligation on its New Bedford, Massachusetts, warehouse. Under the settlement agreement, the Company will be released from all obligations under the lease in exchange for cash payments of $850,000. On April 17, 2001, the Company on execution of the agreement paid $100,000 and the remaining payments in the amount of $150,000 each are due on the fifteenth of each month beginning in May 2001 through September 2001.

During the first quarter ended March 31, 2000 the Company recorded charges of $1,124,000 associated with the restructuring of its corporate office and distribution facilities. These charges related primarily to employee severance costs.


8.   INVENTORIES


                              March 31, 2001             December 31, 2000
                              --------------             -----------------
                              (In Thousands)              (In Thousands)

Finished Goods                 $   11,485                   $    8,620

Work-in process                     1,273                        3,515

Raw materials                       2,735                        3,784
                               ----------                   ----------
                               $   15,493                   $   15,919
                               ===========                  ==========

9.   PER SHARE DATA

Basic (loss) income per common share is computed by dividing net (loss) income available for common shareholders, by the weighted average number of shares of common stock outstanding during each period. Diluted (loss) income per share is computed assuming the conversion of stock options and warrants with a market value greater than the exercise price.

-------------------------------------------------------------------------------------------------------------
                                                          March 31,2001                March 31, 2000
                                                     (In thousands except per     (In thousands except per
                                                           share data)                  share data)
-------------------------------------------------------------------------------------------------------------
Numerator:
 Net loss before extraordinary item .............              $(1,530)                     $(7,094)

Denominator:
 Basic and diluted weighted average shares
  outstanding ...................................               81,165                       79,466

Basic net (loss) per share.... ..................              $ (0.02)                     $ (0.09)
                                                               =======                      =======

Diluted net (loss) per share.....................              $ (0.02)                     $ (0.09)
                                                               =======                      =======
-------------------------------------------------------------------------------------------------------------

Options and warrants to purchase 13,745,926 and 3,543,511 shares of Common Stock were outstanding as of March 31, 2001 and March 31, 2000, respectively, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.


10.  RELATED PARTY TRANSACTIONS

In June 2000, First A.H.S. Acquisition Corp. ("AHS"), a company owned by the Company's chief executive officer, entered into an agreement (the "Letter of Credit Agreement") with the Company's principal commercial lender to facilitate the opening of up to $17,500,000 in letters of credit for inventory for the Company. Pursuant to the Letter of Credit Agreement, AHS will purchase inventory which will be held at the Company's warehouse facilities. Such inventory will be sold to the Company at cost when the Company is ready to ship the merchandise to the customer. As of and for the quarter ended March 31, 2001, the Company purchased $2,981,000 from AHS and owes AHS $6,793,717. In connection with the Letter of Credit Agreement, the Chief Executive Officer has guaranteed up to $7,000,000 of AHS obligations to the Company's principal commercial lender.

During January 2001, the Company's chief executive officer loaned the Company $2,000,000. The loan is payable on demand and bears interest at prime plus one quarter percent.

11.  COMMITMENTS AND CONTINGENCIES

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


         2001.....................      $ 1,985
         2002.....................        2,534
         2003.....................        2,670
         2004.....................        2,820
         2005.....................        1,264
         Thereafter ..............        7,835
                                        -------
         Total minimum
           royalty payments             $19,108
                                        =======

Grupo has assumed these obligations, but the Company remains liable if Grupo does not perform.

In April 2000, Perry Ellis International and the Company mutually agreed not to continue the "Perry Ellis America" jeanswear and loungewear licenses after the Year 2000. The Company is currently negotiating with Perry Ellis International for a settlement of royalties due under the terminated licenses.

Contingencies

The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions involving private interests. While it is not possible at this time to predict the outcome of any litigation, the Company may not be able to satisfy an adverse judgement in certain of these actions, which may have a material adverse effect on its financial position, results of operations or cash flows.

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Introduction

The following analysis of the financial condition and results of operations of Aris Industries, Inc. (the "Company") for the three- month periods ended March 31, 2001 and March 31, 2000 should be read in conjunction with the consolidated condensed financial statements, including the notes thereto, included on pages 3 through 12 of this report.

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

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, the Company had a working capital deficit of approximately $22,260,000 compared to a working capital deficit of approximately $33,283,000 at December 31, 2000. The reduction in the working capital deficit was due to the proceeds received by the Company from the sale of Debentures, the reversal of the restructuring reserve relating to the Company's New Bedford warehouse facility, settlement of trade obligations at a discount and realization of trade receivables. During this period, the Company financed its working capital requirements and capital expenditures principally through its credit facilities, sale of Debentures, a loan from its principal stockholder and the ongoing purchase of the Company's inventory by Grupo.

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

During April 2000, the Company entered into an amendment of the Financing Agreement, under which the lenders waived compliance with certain covenant requirements for 1999 which the Company was not in compliance with and amended the covenants for the year ended December 31, 2000. In addition, the amendment provides an overadvance facility based on seasonal needs. The amendment also increased the interest rate on the Company's revolving credit facility to prime plus one-quarter percent and increased the interest rate on the Company's term loan to prime plus three-quarter percent. In connection with the waivers and amendment, the Company's chief executive officer agreed to provide a personal guarantee on $3 million of indebtedness outstanding under the Financing Agreement. This guaranty, which initially was to expire on December 6, 2000, has been extended to July 3, 2001, provided the Company is not in default under the Financing Agreement at that time.

The Company was not in compliance, as of March 31, 2001, with certain covenants contained in its loan agreements. The Company's lenders have indicated that they have no current intention to take action with respect to such non-compliance but have not waived the covenant violations. As a result, the Company has classified the long term portions of its term loan as a current liability.

In June 2000, First A.H.S. Acquisition Corp. ("AHS") a company owned by the Company's chief executive officer, entered into an agreement (the "Letter of Credit Agreement") with the Company's principal commercial lender to facilitate the opening of up to $17,500,000 in letters of credit for inventory for the Company. Pursuant to the Letter of Credit Agreement, the chief executive officer entered into a guaranty agreement limited to $7,000,000 of the reimbursement of AHS' obligations under the Letter of Credit Agreement. AHS owes the lender approximately $6.8 million under the Letter of Credit Agreement, and the Company owes AHS the same amount.

In February 2001, the Company entered into a Securities Purchase Agreement with KC Aris Fund I, L.P. ("KC") pursuant to which the Company is to issue Convertible Debentures in the aggregate sum of $10,000,000. To date, KC has purchased $7,000,000 of Debentures and has advised the Company that it still intends to purchase the balance of the Debentures. There can, however, be no assurance that the Company will receive such balance. The Debentures mature in three years, bear interest at the rate of 8.5% per annum, payable quarterly, and are convertible into shares of common stock at the rate of $.46 per share. At March 31, 2001, the Company has accrued approximately $124,000 of interest relating to the Debentures. The Company used the proceeds to pay down a portion of borrowings under its revolving credit facility.

As a result of the Grupo Agreement, the Company no longer needs financing to purchase inventory or to finance future accounts receivable. The Company is currently reducing its revolving line of credit through the collection of accounts receivable and the sale of inventory to Grupo pursuant to the Grupo Agreement. The Company expects that the collection of its accounts receivable and sales of inventory to Grupo will generate sufficient funds to pay off the revolving line of credit and to satisfy negotiated settlements with creditors.

The Company intends to finance its ongoing operations from the following sources: (i) royalty revenues from Grupo and other licenses; (ii) excess funds, if generated, over the amount necessary to satisfy the revolving line of credit generated from collection of accounts receivable and sale of inventory; (iii) up to $3,000,000 in additional financing from the sale of Convertible Debentures; and (iv) negotiated reductions in amounts due to, and extended payment terms with, certain creditors of the Company. The Company believes that the financing discussed above will be sufficient to transition and sustain its operations as a licensing and brand management business and to payoff its revolving line of credit. However, the Company is dependent upon Grupo to fulfill its obligations under the Agreement, including its obligation to purchase substantially all of the Company's inventory by the end of June 2001. There can be no assurance that the Company's lenders will continue the credit facility or that the timing of cash receipts to be realized from working capital and operations will be sufficient to meet obligations as they become due.

As of May 18, 2001, the Company had aggregate accounts receivable and inventory net of reserves in the amount of $13,365,000. The balance on its revolving credit facility was $6,264,000 and outstanding letters of credit issued on the Company's behalf aggregating $1,469,000.

The Company's long-term indebtedness consists, in part, of its obligations to BNY Financial Corporation ("BNY") under the Series A Junior Secured Note Agreement dated June 30, 1993, pursuant to which BNY is owed $6,342,000, including $1,042,000, representing the quarterly interest payments that were deferred for the period February 1, 1996 through January 31, 1998 by agreement with BNY in September 1997, plus interest at the rate of 7% per annum, with a final maturity date of November 3, 2002. The Company received a forbearance on the $600,000 principal payment that was due on November 3, 2000. The Company paid the $600,000 principal payment on February 2, 2001. The principal of BNY's
Note is payable on November 3 of each year as follows:

                            YEAR                      AMOUNT
                            ----                    ----------
                            2001                    $1,100,000
                            2002                    $5,242,000


BNY is also entitled to receive mandatory prepayments based upon 50% of certain "excess cash flows" of the Company as defined in the Company's note agreements with BNY.


RESULTS OF OPERATIONS

The Company reported a net loss of $4,908,000 for the three-month period ended March 31, 2001 compared to a net loss of $7,094,000 for the three-month period ended March 31, 2000.

During the three-months ended March 31, 2001, the Company's loss was attributable to its transition from a manufacturing operation into a licensing and brand management business, which resulted in lower sales as the Company liquidates its remaining inventory at discounted price points and phases out the costs of its former operation. The Company expects to complete this transition in 2001.

During the three-months ended March 31, 2000, the Company incurred restructuring and other costs in the amount of $1,124,000 relating to the continuing restructuring of its corporate offices and distribution facilities. In addition, the Company incurred $1,030,000 in start-up costs associated with new licensing arrangement for product launches which were abandoned by the Company.

REVENUES

Sales to Customers

The Company's net sales to customers decreased from $42,886,000 during the three-months ended March 31, 2000 to $20,688,000 during the three-months ended March 31, 2001. This decrease of $22,198,000 was due to the Company's transition from a manufacturing and distributing operation into a licensing and brand management business along with the discontinuance of formerly licensed product lines.

Sales to Licensee

The decrease in sales to customers was partially offset by the sale of $5,558,000 of inventory to the Company's new licensee under its Agreement to purchase inventory from the Company at cost.

Royalty Income

The Company's royalty income increased from $565,000 during the three-months ended March 31, 2000, to $1,822,000 for the three months ended March 31, 2001. This increase was attributable to $1,047,000 in royalty income earned under the Company's new license Agreement with Grupo. For the calendar year 2001 the guaranteed minimum royalty receivable from Grupo is $8,100,000. In addition to the Grupo Agreement, royalty revenues derived from the license of the Company's Members Only, XOXO and Fragile trademarks in the following categories of mens sportswear, mens tailored suits and sportcoats, eyeglasses, activewear essentials, shoes, swimwear, handbags, leather and suede sportswear, girls sportswear, girls swimwear, girls outerwear, school supplies and, in Canada, men's outerwear increased from $565,000 for the three-months ended March 31, 2000 to $775,000 during the three-months ended March 31, 2001. This increase is due to the Company's ongoing program of expanding its licensing base which had ten licensees as of March 31, 2000 as compared to eighteen licensees, excluding Grupo, as of March 31, 2001.

Commission Income

During the three-months ended March 31, 2001, the Company earned $660,000 in selling commissions from Grupo on sales of Members only products.

GROSS PROFIT

Gross Profit for the three-months ended March 31, 2001 was $11,297,000 or 39.3% of revenues compared to $15,717,000 or 36.2% of revenues for the three-months ended March 31, 2000. Gross profit was positively impacted by an increase in royalty and commission income and a reduction in the Company's reserve for inventory obsolescence of approximately $4,000,000. This was partially offset by the continued liquidation of inventory relating to terminated license agreements at discounted prices. In addition, gross profit as a percentage of revenues was impacted by the sales to Grupo, the Company's new licensee, of $5,558,000 at cost as stipulated in the licensing agreement.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and Administrative expenses were $13,198,000 or 45.9% of revenue for the three-months ended March 31, 2001 as compared to $19,323,000 or 44.5% of revenue for the three-months ended March 31, 2000. The decrease in Selling and Administrative expenses is attributable to the Company's continued transition into a licensing and brand management business. Under the terms of the Agreement, effective March 1, 2001 Grupo assumed the majority of the Company's responsibilities for Selling and Administrative expenses except for expenses relating to the Company's corporate functions and costs incurred in the operation of the Company's New Bedford warehouse.

START-UP COSTS OF NEW LICENSING OPERATIONS

During the three-months ended March 31, 2000, the Company incurred $1,030,000 of start-up costs relating to various license agreements. These start-up costs consist of salaries, samples and related supplies directly attributable to newly licensed operations. As a result of the Company's transition into a licensing and brand management business, the Company does not expect to incur such costs during fiscal 2001.


RESTRUCTURING AND OTHER COSTS

During the quarter ended March 31, 2001, the Company recognized a recovery of approximately $1,679,000 of restructuring charges that were accrued in the fourth quarter of 2000 relating to a thr remaining rent due under the Company's lease of its New Bedford, Massachusetts warehouse after the Company vacates the premises in May 2001. Under the terms of the settlement agreement reached with its landlord, the Company will be released from all obligations under the lease in exchange for cash payments of $850,000.

During the quarter ended March 31, 2000 the Company recorded charges of $1,124,000 associated with the restructuring of its corporate office and distribution facilities. These charges relate primarily to employee severance costs.

INTEREST EXPENSE

Interest expense for the three-months ended March 31, 2001 was $1,215,000 as compared to $1,273,000 for the three-months ended March 31, 2000. This decrease was primarily attributable to a reduction in borrowings under the Company's financing agreement as a result of the transition into a licensing and brand management business, as previously discussed, along with reductions in the prime lending rate offset by interest incurred on the $7,000,000 Convertible Debentures during the quarter.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 1, 2001, TrizecHahnSwig, LLC, the landlord of the Company's premises at 1411 Broadway, commenced a non-payment proceeding against the Company in the Civil Court of the City of New York. The proceeding seeks rent in the amount of $400,000 and possession of the premises. The Company is defending the proceeding on the basis that the Landlord orally agreed to terminate the lease as of January 31, 2001. If the Company is unsuccessful, it may continue to be liable for the remaining lease payments unless the landlord relets the premises for the balance of the term of the Company's lease.

In February 2001, Ronald Alman, as Trustee for UNITE commenced an action against ECI Sportswear, Inc. in the United States District Court for the Southern District of New York seeking approximately $720,000 due in health and welfare payments from ECI. In April, the parties settled the lawsuit by the Company's agreement to pay $550,000, in seven equal monthly installments beginning on July 1, 2001. In addition, the settlement agreement provides the Company will make certain severance payments to employees who are or have been since December 15, 2000, terminated at its New Bedford facility.

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Stockholders was held on January 4, 2001. Stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock the Company is authorized to issue from 100,000,000 to 200,000,000. 62,889,639 shares voted "FOR" such amendment, 44,295 shares were voted "AGAINST" such amendment and 2,376 shares abstained.


ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

No reports were filed under Form 8-K











                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           ARIS INDUSTRIES, INC.
                                (Registrant)

Date: May 18, 2001            By /s/ PAUL SPECTOR
                                 -------------------------------
                                     Paul Spector
                                     Chief Financial Officer / Treasurer

(c)  INDEX TO EXHIBITS



                                                                                     Filed as Indicated Exhibit to
                                                                                         Document Referenced in
    Exhibit No.                               Description                                     Footnote No.
    -----------                               -----------                            -----------------------------
        3.3          Restated Certificate of Incorporation filed on June 30, 1993                 (3)

        3.4          Amended and Restated By-Laws effective June 30, 1993                         (3)

        3.5          Amendment to the Restated Certificate of Incorporation filed                 (20)
                     with the Secretary of State on July 29, 1999

        3.6          Amendment to the Restated Certificate of Incorporation filed                 (21)
                     with the Secretary of State in January 2001

       10.67         Series A Junior Secured Note Agreement dated as of June 30,                  (3)
                    1993 between Registrant and BNY Financial Corporation.

       10.68         Series A Junior Secured Note dated as of June 30, 1993 issued                (3)
                     by Registrant to BNY Financial Corporation.



                                                                                     Filed as Indicated Exhibit to
                                                                                         Document Referenced in
    Exhibit No.                               Description                                     Footnote No.
    -----------                               -----------                            -----------------------------
       10.72         Secondary Pledge Agreement dated as of June 30, 1993 between                 (3)
                     Registrant, BNY Financial Corporation and AIF II, L.P.

       10.81         Form of Indemnification Agreement dated as of June 30, 1993                  (3)
                     between Registrant and each member of Registrant's Board of
                     Directors.

       10.99         Warrant dated September 30, 1996 issued by Aris Industries,                  (10)
                     Inc. to Heller Financial, Inc.

      10.111         Securities Purchase Agreement, dated as of February 26, 1999,                (17)
                     between Aris Industries, Inc., Apollo Aris Partners, L.P.,
                     AIF, L.P., The Simon Group, L.L.C. and Arnold Simon.

      10.112         Shareholders Agreement, dated as of February 26, 1999,                       (17)
                     between Aris Industries, Inc., Apollo Aris Partners, L.P.,
                     AIF, L.P., The Simon Group, L.L.C. and Charles S. Ramat.

      10.113         Equity Registration Rights Agreement, dated as of February                   (17)
                     26, 1999, between Aris Industries, Inc., Apollo Aris
                     Partners, L.P., AIF, L.P., The Simon Group, L.L.C. and
                     Charles S. Ramat.

      10.115         Financing Agreement dated February 26, 1999 by and among the                 (18)
                     Company and its Subsidiaries and CIT Commercial Group, Inc.
                     and the other Financial Industries named therein.



                                                                                     Filed as Indicated Exhibit to
                                                                                         Document Referenced in
    Exhibit No.                               Description                                     Footnote No.
    -----------                               -----------                            -----------------------------
      10.116         Agreement and Plan of Merger dated July 19, 1999 by and among                (19)
                     Aris Industries, Inc., XOXO Acquisition Corp. and Lola, Inc.
                     and its shareholders ("Agreement and Plan of Merger").  The exhibits and schedules to the Agreement and Plan of Merger are listed on the last page of such Agreement.  Such exhibits and schedules have not been filed by the Registrant, who
                     hereby undertakes to file such exhibits and schedules upon request of the Commission.

      10.117         Amendment No. 1 to Agreement and Plan of Merger.                             (19)

      10.118         Employment Agreement by and among the Registrant, Europe                     (19)
                     Craft Imports, Inc., ECI Sportswear, Inc., XOXO and Gregg
                     Fiene, dated August 10, 1999.

      10.119         Employment Agreement by and among the Registrant, ECI, ECI                   (19)
                     Sportswear, Inc., XOXO and Gregg Fiene, dated August 10, 1999.

      10.120         Shareholders' Agreement by and among the Registrant, The                     (19)
                     Simon Group, LLC, Gregg Fiene, Michele Bohbot and Lynne
                     Hanson, dated August 10, 1999.

      10.121         Amendment No. 2 to Financing Agreement by and among Aris                     (19)
                     Industries, Inc., Europe Craft Imports, Inc., ECI Sportswear,
                     Inc., Stetson Clothing Company, Inc., XOXO; the Financial
                     Institutions from time to time party to the Financing
                     Agreement, as Lenders; and The CIT Group/Commercial Services,
                     Inc. as Agent, dated
                     August 10, 1999.

      10.122         Amended and Restated 1993 Stock Option Plan                                  (16)

      10.123         Employment Agreement with Steven Feiner                                      (21)

      10.124         Employment Agreement with Maurice Dickson                                    (21)

      10.125         Agreement between the Company and certain of its subsidiaries                (21)
                     and Grupo Xtra dated January, 2001

      10.126         Form Securities Purchase Agreement Dated as of February, 2001                (21)
                     between the Company and KC Aris Fund I, L.P.

        21.          List of Subsidiaries                                                         (21)



                                                                                     Filed as Indicated Exhibit to
                                                                                         Document Referenced in
    Exhibit No.                               Description                                     Footnote No.
    -----------                               -----------                            -----------------------------
       23.        Consent of PricewaterhouseCoopers LLP                                        (21)

       23.1       Consent of Deloitte & Touche LLP                                             (21)

-------------

(1)               Omitted

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

(19)              Filed as Exhibit to the Report on Form 8-K dated
                  August 24, 1999.

(20)              Omitted.

(21) Filed as Exhibit to Annual Report on Form 10-K filed with the Commission on April 16, 2001.

----------

* The Schedules and Exhibits to such Agreements have not been filed by the Company, who hereby undertakes to file such schedules and exhibits upon request of the Commission.