Form 10-Q/A
period 2001-03-31
ARIS INDUSTRIES INC
filed 2001-05-22
CIK 100979

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A


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


RESULTS OF OPERATIONS

The Company reported a net loss of $248,000 for the three-month period ended March 31, 2001 compared to a net loss of $7,094,000 for the three-month period ended March 31, 2000.

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