Form 10-Q/A
period 2001-03-31
ARIS INDUSTRIES INC
filed 2001-08-20
CIK 100979

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter ended                       (Commission File Number):  1-4814
March 31, 2001                                                         ------


                              ARIS INDUSTRIES, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


      New York                                                   22-1715274
-------------------------------                              -------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)



                  463 SEVENTH AVENUE, NEW YORK, NEW YORK 10018
                  ---------------------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code: (646) 473-4200

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   YES X    NO
                                        ---     ---



Number of shares of Common Stock outstanding                          82,186,265
As of May 3, 2001

EXPLANATORY NOTE

Part I Item 1. "Financial Statements," Part I Item 2, "Management's Discussion and Analysis of Results of Operations and Financial Condition" are each hereby amended by deleting the items in their entirety and replacing them with the corresponding Items attached hereto and filed herewith.

The purpose of this amendment is to make certain changes to Financial Statements (Part I Item 1) and Management's Discussion and Analysis of Results of Operations and Financial Condition included in the original Form 10-Q for the quarterly period ended March 31, 2001 (the "Original Filing").

This report continues to speak as of the date of the Original Filing and the Company has not updated the disclosure in this report to speak to any later date. While this report primarily relates to the historical period covered, events may have taken place since the date of the Original Filing that might have been reflected in this report if they had taken place prior to the Original Filing.

All information contained in this amendment and the Original Filing is subject to updating and supplementing as provided in the Company's periodic reports filed with the Securities and Exchange Commission subsequent to the date of such reports.

                                                ARIS INDUSTRIES, INC.

                                                  TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

        Item 1.  Financial Statements

             a.  Consolidated Condensed Balance Sheets as of March 31,
                 2001 and December 31, 2000                                    3

             b.  Consolidated Condensed Statements of Operations for the
                 Three-Months Ended March 31, 2001 and March 31, 2000          4

             c.  Consolidated Condensed Statements of Cash Flows for the
                 Three-Months Ended March 31, 2001 and March 31, 2000          5

             d.  Notes to Consolidated Condensed Financial Statements          6

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          14

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk   18


PART II. OTHER INFORMATION

        Item 1.  Legal Proceedings                                            19

        Item 2.  Changes in Securities and Use of Proceeds                    19

        Item 3.  Defaults upon Senior Securities                              19

        Item 4.  Submission of Matters to a Vote of Security Holders          19

        Item 5.  Other Information                                            19

        Item 6.  Exhibits and Reports on Form 8-K                             19

SIGNATURES                                                                    20

                              ARIS INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           March 31,        December 31,
                                                                              2001             2000
                                                                          ----------       -------------
ASSETS
Current assets:
   Cash and cash equivalents                                              $     741         $   2,389
   Receivables, net                                                          15,071            33,888
   Inventories                                                               12,666            15,919
   Prepaid expenses and other current assets                                  1,596             1,359
                                                                          ---------         ---------
                         Total current assets                                30,074            53,555
Property and equipment, net                                                   8,976             9,963
Goodwill, net                                                                35,699            36,151
Other assets                                                                    499               540
                                                                          ---------         ---------
                           TOTAL ASSETS                                   $  75,248         $ 100,209
                                                                          =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Borrowings under revolving credit facility                             $  13,440         $  38,679
   Loan payable to related party                                              2,000              --
   Current portion of long-term debt                                          8,600             9,700
   Current portion of capitalized lease obligations                             941             1,150
   Accounts payable                                                          20,388            26,354
   Accrued expenses and other current liabilities                             9,792            10,955
                                                                          ---------         ---------
                       Total current liabilities                             55,161            86,838

Long-term debt                                                               12,242             5,242
Capitalized lease obligations                                                 1,459             1,478
Other liabilities                                                             2,646             3,165
                                                                          ---------         ---------
                           Total liabilities                                 71,508            96,723

Commitments and contingencies

Stockholders' Equity:
   Preferred stock, $.01 par value: 10,000 shares authorized; none
      issued and outstanding                                                   --                --
   Common stock, $.01 par value: 200,000 shares authorized
      82,165 issued and outstanding at March 31, 2001
     and 80,665 issued and outstanding at December 31, 2000                     822               807
   Additional paid-in capital                                                84,038            80,753
   Accumulated deficit                                                      (80,954)          (77,879)
   Unearned compensation                                                       (166)             (195)
                                                                          ---------         ---------
                      Total stockholders' equity                              3,740             3,486
                                                                          ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $  75,248         $ 100,209
                                                                          =========         =========


See accompanying notes to consolidated condensed financial statements

                           ARIS INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)
                            (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                Three-           Three-
                                                             Months Ended     Months Ended
                                                               March 31,        March 31,
                                                                 2001            2000
                                                             ------------     ------------
REVENUES:
   SALES TO CUSTOMERS                                          $ 20,688         $ 42,886
   SALES TO LICENSEE                                              5,558             --
   ROYALTY INCOME                                                 1,822              565
   COMMISSION INCOME                                                660             --
                                                               --------         --------
TOTAL REVENUES                                                   28,728           43,451

COST OF GOODS SOLD:
   COST OF SALES TO CUSTOMERS                                   (14,700)         (27,734)
   COST OF SALES TO LICENSEE                                     (5,558)            --
                                                               --------         --------
TOTAL COST OF GOODS SOLD                                        (20,258)         (27,734)
                                                               --------         --------
GROSS PROFIT                                                      8,470           15,717

OPERATING INCOME (EXPENSES):
   SELLING AND ADMINISTRATIVE EXPENSES                          (13,198)         (19,323)
   START-UP COSTS                                                  --             (1,030)
   RESTRUCTURING AND OTHER COSTS                                  1,666           (1,124)
                                                               --------         --------
LOSS BEFORE INTEREST EXPENSE, INCOME TAX PROVISION AND
   EXTRAORDINARY ITEM                                            (3,062)          (5,760)

INTEREST EXPENSE, NET                                            (1,215)          (1,273)
                                                               --------         --------
LOSS BEFORE INCOME TAX PROVISION AND EXTRAORDINARY ITEM          (4,277)          (7,033)

   INCOME TAX PROVISION                                             (80)             (61)
                                                               --------         --------
NET LOSS BEFORE EXTRAORDINARY ITEM                               (4,357)          (7,094)

EXTRAORDINARY ITEM:
   GAIN ON EXTINGUISHMENT OF DEBT, NET                            1,282             --
                                                               --------         --------

NET LOSS                                                       ($ 3,075)        ($ 7,094)
                                                               ========         ========
BASIC NET LOSS PER SHARE:
   LOSS BEFORE EXTRAORDINARY ITEM                               ($0.05)           ($0.09)
   EXTRAORDINARY ITEM                                            $ 0.01             --
                                                               ========         ========
NET LOSS                                                         ($0.04)          ($0.09)
                                                               ========         ========
DILUTED NET LOSS PER SHARE:
   LOSS BEFORE EXTRAORDINARY ITEM                                ($0.05)          ($0.09)
   EXTRAORDINARY ITEM                                            $ 0.01             --
                                                               --------         --------
NET LOSS                                                         ($0.04)          ($0.09)
                                                               ========         ========
PER SHARE DATA:
   Weighted average shares outstanding - Basic                   81,165           79,466
   Weighted average shares outstanding - Diluted                 81,165           79,466

See accompanying notes to consolidated condensed financial statements

                                                 ARIS INDUSTRIES, INC.
                                                   AND SUBSIDIARIES

                                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            Three-          Three-
                                                                                         Months Ended    Months Ended
                                                                                           March 31,       March 31,
                                                                                             2001            2000
                                                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                              ($ 3,075)        ($ 7,094)
                                                                                          --------         --------
     Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
          Depreciation and amortization                                                      1,694            1,313
          Non-cash stock based compensation                                                    112               41
          Provision (benefit) for allowances on receivables                                 (3,030)            --
          Extraordinary gain on extinguishment of debt                                      (1,282)            --
          Reversal of accrued restructuring charges                                         (1,679)            --
    Change in assets and liabilities:
          Decrease / (increase) in receivables                                              21,847           (1,761)
          Decrease / (increase) in inventories                                               3,253           (2,112)
          Decrease in prepaid expenses and other current assets                                680              676
          Decrease / (increase) in other assets                                                 41             (213)
          Decrease in accounts payable                                                      (1,384)          (2,569)
          (Decrease) / increase in accrued expenses and other current liabilities             (484)           1,550
          Decrease in other liabilities                                                       (519)             (66)
                                                                                          --------         --------
               Total Adjustments                                                            19,249           (3,141)
                                                                                          --------         --------
                         Net cash provided by / (used in) operating activities              16,174          (10,235)
                                                                                          --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                      (255)          (2,345)
                                                                                          --------         --------
                         Net cash used in investing activities                                (255)          (2,345)
                                                                                          --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of long-term debt and capital leases                                         (1,328)            (874)
    Book overdraft                                                                            --              2,951
    Stock options exercised                                                                   --                 56
    Proceeds from issuance of convertible debentures                                         7,000             --
    Proceeds of loan from related party                                                      2,000             --
    (Decrease) increase in borrowings under revolving credit facility                      (25,239)          12,783
                                                                                          --------         --------
                         Net cash (used in) provided by financing activities               (17,567)          14,916
                                                                                          --------         --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                        (1,648)           2,336

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               2,389            1,109
                                                                                          --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $    741         $  3,445
                                                                                          ========         ========

See accompanying notes to consolidated condensed financial statements

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The consolidated condensed financial statements as of March 31, 2001 and for the three-month periods ended March 31, 2001 and 2000, are unaudited and reflect all adjustments consisting of normal recurring adjustments except for restructuring and other costs (See Note 7) which are, in the opinion of management, necessary for a fair presentation of financial position, operating results and cash flows for the periods.

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

Restatement: The Company is filing this amended quarterly Report on Form 10-Q/A to restore approximately $2,827,000 of a reserve for inventory obsolescence that was reversed in the Original Filing. In preparing the Company's second Quarter Form 10-Q, management was advised by its new auditors that AICPA Advanced Research Bulletin No. 43 takes the position that once inventory is written down at the end of a fiscal period it cannot be written up in a subsequent period based on a change in circumstances. The effect of the restatement is to increase the Company's net loss for the three-months ended March 31, 2001 from $248,000 to $3,075,000, decrease earnings per share from $0.0 to a net loss of $0.04 per share and decrease the Company's current assets and stockholders' equity as of March 31, 2001 by corresponding adjustments of $2,827,000. The aforementioned restated financial statements have not been reviewed by our former accountants.

2.  LIQUIDITY AND BUSINESS RISKS

These consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three-month period ended March 31, 2001, the Company has incurred a net loss of $3,075,000. As of March 31, 2001 and December 31, 2000, the Company has a working capital deficit of $25,087,000 and $33,283,000, respectively, and was not in compliance with certain covenants contained in its credit facility. As a result, the Company has classified the long-term portion of its term loan under the credit facility as a current liability.

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

The Company intends to finance its operations during the transition through (i) cash received from the turnover of inventory, realization of receivables and royalties under the Agreement and other licenses; (ii) up to $3,000,000 in additional financing from the sale of convertible debentures; (iii) negotiated reductions in amounts due to, and extended payment terms with, certain creditors of the Company; and (iv) the negotiation of the continued availability of financing under the Company's existing credit facility until such time as such indebtedness can be repaid. The Company had accounts receivable and inventory, net of reserves, aggregating $27,737,000 at March 31, 2001. In addition, the Agreement provides for minimum royalties of $8,100,000 in 2001, of which $3,160,000 has been paid through March 31, 2001. With respect to additional financing, the Company entered into an agreement for the issuance of $10,000,000 in convertible debentures to a California based venture capital firm. In February 2001, the Company received $7,000,000 in convertible debenture proceeds which was used to pay down a portion of its revolving line of credit. Also, in January 2001, the Company received a $2,000,000 loan from its principal stockholder which is payable on demand. Although the Company is not in compliance with certain covenants of its credit facility, the lenders have allowed the financing to continue under the facility with the expectation that borrowings under the facility will be substantially repaid in 2001.

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

3.  THE GRUPO AGREEMENT

On January 17, 2001, the Company entered into a trademark license with Grupo, which became effective March 1, 2001. Under the Agreement, Grupo received the exclusive right, for an initial term of 5 years (the "Initial Term"), renewable at its option for four additional 5-year periods, to manufacture, market and distribute at wholesale to retailers women's clothing, jeanswear and sportswear under the XOXO(R) and Fragile(R) trademarks and sportswear and outerwear under the Members Only trademark and, subject to Aris' rights as a licensee with respect thereto, Baby Phat apparel and Brooks Brothers Golf apparel in the United States, Puerto Rico, the Caribbean Islands and Israel. The Grupo Agreement provides for royalties ranging from 7% to 9% of Grupo's net sales of the licensed products. Minimum annual royalties are $8,100,000 for 2001 and increase by 14% per year until they reach $13,500,000. As a result of the agreement, for the three-months ended March 31, 2001, the Company recognized royalty income of $1,047,000, commission income of $660,000 and, based upon sales to Grupo of the Company's inventory of Licensed Products at cost, a reduction in its reserves for inventory obsolescence of approximately, $1,173,000. The Company anticipates that its reserves for inventory obsolescence will be reduced further in subsequent quarters of fiscal 2001 as Grupo continues to purchase the Company's inventory of Licensed Products at cost.

Grupo is to be solely responsible for manufacturing, marketing and distributing at wholesale to retailers the Licensed Products sold thereunder, subject to Aris' rights, as licensor or sub-licensor, to approve all designs and otherwise act to maintain the integrity of the licensed trademarks. As a result, certain key members of the Company will continue to be actively involved in the design and marketing of the Licensed Products. Grupo also agreed to assume substantially all of the Company's future contractual commitments, other than those relating to its existing licensing business, corporate functions, warehouse operations in New Bedford, Massachusetts, indebtedness and retained employees. In addition, the Company will continue to operate its XOXO Retail stores.

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

The Company also settled a disputed claim with a vendor, pursuant to which the Company issued 1,500,000 shares of its common stock with a market value of $1,050,000 and agreed to pay

$2,500,000 in cash. In addition, the Company agreed that, in the event the market value of such shares as of December 31, 2001 is less than $3,300,000, the Company will either, at its option (x) pay to such vendor in cash an amount, or
(y) issue to such vendor additional shares of common stock having a share value equal to the difference between $3,300,000 and the greater of the share value as of December 31, 2001 and $1,050,000. As a result of this transaction, the Company has reduced its trade accounts payable due to such vendor by $3,300,000 and has recorded an increase in additional paid-in capital for the value of the common stock issued and the related option to issue additional shares as noted above.

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

In April 2000, the Company entered into an amendment of the Financing Agreement, under which the lenders waived compliance with certain covenant violations at December 31, 1999, and increased the interest rate on the Company's revolving credit facility to prime plus one-quarter percent and increased the interest rate on the Company's term loan to prime plus three-quarter percent. The amendment also provided for an overadvance facility based on seasonal needs.

The term loan and is payable in quarterly installments of $500,000, plus interest, with a final payment of $5,500,000 due on February 26, 2002, the maturity date. The Company is required to make certain mandatory prepayments based upon "excess cash flows" as defined in the amendment to the agreement.

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

7.  RESTRUCTURING AND OTHER COSTS

As of December 31, 2000, the Company had accrued a restructuring charge of $4,187,000 in connection with a restructuring of its operations which included moving and consolidating its headquarters, showrooms and warehouses into existing XOXO facilities in California. At March 31, 2001, the unpaid portion of the restructuring reserve aggregated $2,090,859, as a result of cash payments made and a reversal of approximately $1,679,000 in accrued rental costs resulting from a settlement of the Company's lease obligation on its New Bedford, Massachusetts, warehouse. Under the settlement agreement, the Company will be released from all obligations under the lease in exchange for cash payments of $850,000. On April 17, 2001, the Company on execution of the agreement paid $100,000 and the remaining payments in the amount of $150,000 each are due on the fifteenth of each month beginning in May 2001 through September 2001.

During the first quarter ended March 31, 2000 the Company recorded charges of $1,124,000 associated with the restructuring of its corporate office and distribution facilities. These charges related primarily to employee severance costs.

8. INVENTORIES

                     March 31, 2001  December 31, 2000
                     --------------   -----------------
                     (In Thousands)    (In Thousands)

Finished Goods         $ 8,658            $ 8,620

Work-in process          1,273              3,515

Raw materials            2,735              3,784
                       -------            -------

                       $12,666            $15,919
                       =======            =======


9. PER SHARE DATA

Basic (loss) income per common share is computed by dividing net (loss) income available for common shareholders, by the weighted average number of shares of common stock outstanding during each period. Diluted (loss) income per share is computed assuming the conversion of stock options and warrants with a market value greater than the exercise price.

--------------------------------------------------------------------------------- ------------------------
                                                         March 31,2001                 March 31, 2000
                                                     (In thousands except per     (In thousands except per
                                                          share data)                     share data)
----------------------------------------------------------------------------------------------------------
NUMERATOR:
 Net loss before extraordinary item ............            $(4,357)                   $  (7,094)

DENOMINATOR:
 Basic and diluted weighted average shares
  outstanding ..................................             81,165                      79,466

Basic net (loss) per share......................             $(0.05)                     $(0.09)
                                                             =======                     =======
Diluted net (loss) per share....................             $(0.04)                     $(0.09)
                                                             =======                     =======
------------------------------------------------------------------------- ---------------------------------

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

         2001.....................      $ 1,985
         2002.....................        2,534
         2003.....................        2,670
         2004.....................        2,820
         2005.....................        1,264
         Thereafter ..............        7,835
                                        -------
         Total minimum
               royalty payments...      $19,108
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

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, the Company had a working capital deficit of approximately $25,087,000 compared to a working capital deficit of approximately $33,283,000 at December 31, 2000. The reduction in the working capital deficit was due to the proceeds received by the Company from the sale of Debentures, the reversal of the restructuring reserve relating to the Company's New Bedford warehouse facility, settlement of trade obligations at a discount and realization of trade receivables. During this period, the Company financed its working capital requirements and capital expenditures principally through its credit facilities, sale of Debentures, a loan from its principal stockholder and the ongoing purchase of the Company's inventory by Grupo.

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

RESULTS OF OPERATIONS

The Company reported a net loss of $3,075,000 for the three-month period ended March 31, 2001 compared to a net loss of $7,094,000 for the three-month period ended March 31, 2000.

During the three-months ended March 31, 2001, the Company's loss was attributable to its transition from a manufacturing operation into a licensing and brand management business which resulted in lower sales as the Company liquidates its remaining inventory at discounted price points and phases out the costs of its former operations. The Company expects to complete this transition in 2001.

During the three-months ended March 31, 2000, the Company incurred restructuring and other costs in the amount of $1,124,000 relating to the continuing restructuring of its corporate offices and distribution facilities. In addition, the Company incurred $1,030,000 in start-up costs associated with new licensing arrangement for product launches which were abandoned by the Company.

REVENUES

Sales to Customers

The Company's net sales to customers decreased from $42,886,000 during the three-months ended March 31, 2000 to $20,688,000 during the three- months ended March 31, 2001. This decrease of $22,198,000 was due to the Company's transition from a manufacturing and distributing operation into a licensing and brand management business along with the discontinuance of formerly licensed product lines.

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

GROSS PROFIT

Gross Profit for the three-months ended March 31, 2001 was $8,470,000 or 29.5% of revenues compared to $15,717,000 or 36.2% of revenues for the three-months ended March 31, 2000. Gross profit was negatively impacted by the continued liquidation of inventory relating to terminated license agreements at discounted prices prior to the effective date of the Grupo Agreement. Gross profit was positively impacted by an increase in royalty and commission income and a reduction in the Company's reserve for inventory obsolescence of approximately $1,173,000 related to the sale at original cost of previously reserved inventory. In addition, gross profit as a percentage of revenues was impacted by the sales to Grupo, the Company's new licensee, of $5,558,000 at cost as stipulated in the licensing agreement, as amended.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and Administrative expenses were $13,198,000 or 45.9% of revenue for the three-months ended March 31, 2001 as compared to $19,323,000 or 44.5% of revenue for the three-months ended March 31, 2000. The increase in Selling and Administrative expenses is attributable to the Company's continued transition into a licensing and brand management business. Under the terms of the Agreement, effective March 1, 2001 Grupo assumed the majority of the Company's responsibilities for Selling and Administrative expenses except for expenses relating to the Company's corporate functions and costs incurred in the operation of the Company's New Bedford warehouse.

START-UP COSTS OF NEW LICENSING OPERATIONS

During the three-months ended March 31, 2000, the Company incurred $1,030,000 of start-up costs relating to various license agreements. These start-up costs consisted of salaries, samples and related supplies directly attributable to newly licensed operations. As a result of the Company's transition into a licensing and brand management business, the Company does not expect to incur such costs during fiscal 2001.

RESTRUCTURING AND OTHER COSTS

During the quarter ended March 31, 2001, the Company recognized a recovery of approximately $1,679,000 of restructuring charges that were accrued in the fourth quarter of 2000 relating to a the remaining rent due under the Company's lease of its New Bedford, Massachusetts warehouse after the Company vacates the premises in May 2001. Under the terms of the settlement agreement reached with its landlord, the Company will be released from all obligations under the lease in exchange for cash payments of $850,000.

During the quarter ended March 31, 2000 the Company recorded charges of $1,124,000 associated with the restructuring of its corporate office and distribution facilities. These charges before taxes related primarily to employee severance costs.

INTEREST EXPENSE

Interest expense for the three-months ended March 31, 2001 was $1,215,000 as compared to $1,273,000 for the three-months ended March 31, 2000. This decrease was primarily attributable to a reduction in borrowings under the Company's financing agreement as a result of the transition into a licensing and brand management business, as previously discussed, along with reductions in the prime lending rate offset by interest incurred on the $7,000,000 Convertible Debentures financing during the quarter.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 1, 2001, TrizecHahnSwig, LLC, the landlord of the Company's premises at 1411 Broadway, commenced a non-payment proceeding against the Company in the Civil Court of the City of New York. The proceeding seeks rent in the amount of $400,000 and possession of the premises. The Company is defending the proceeding on the basis that the Landlord orally agreed to terminate the lease as of January 31, 2001. If the Company is unsuccessful, it may continue to be liable for the remaining lease payments unless the landlord re-lets the premises for the balance of the term of the Company's lease.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

                              ARIS INDUSTRIES, INC.
                                  (Registrant)

Date: August 20, 2001            By /s/
                                 -------------------------------
                                 Paul Spector
                                 Chief Financial Officer / Treasurer

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

----------------
(1)               Omitted

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

------------------

* The Schedules and Exhibits to such Agreements have not been filed by the Company, who hereby undertakes to file such schedules and exhibits upon request of the Commission.