Form 10-Q
period 2001-06-30
ARIS INDUSTRIES INC
filed 2001-08-20
CIK 100979

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter ended                        (Commission File Number): 1-4814
June 30, 2001                                                          ------

                              ARIS INDUSTRIES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                             22-1715274
-------------------------------                             ------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)

                  463 Seventh Avenue, New York, New York 10018
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

                             YES   X        NO
                                 -----         -----

Number of shares of Common Stock outstanding                       82,186,265
As of August 16, 2001

                              ARIS INDUSTRIES, INC.

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements

               a.   Consolidated Condensed Balance Sheets as of June 30, 2001
                    and December 31, 2000                                             3

               b.   Consolidated Condensed Statements of Operations for the
                    Six-Months Ended June 30, 2001 and June 30, 2000                  4

               b.   Consolidated Condensed Statements of Operations for the
                    Three-Months Ended June 30, 2001 and June 30, 2000                5

               c.   Consolidated Condensed Statements of Cash Flows for the
                    Six-Months Ended June 30, 2001 and June 30, 2000                  6

               d.   Notes to Consolidated Condensed Financial Statements              7

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                   15

     Item 3. Quantitative and Qualitative Disclosures About Market Risk              20

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                       20

     Item 2. Changes in Securities and Use of Proceeds                               21

     Item 3. Defaults upon Senior Securities                                         21

     Item 4. Submission of Matters to a Vote of Security Holders                     21

     Item 5. Other Information                                                       21

     Item 6. Exhibits and Reports on Form 8-K                                        21

SIGNATURES                                                                           22

                              ARIS INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                        June 30,      December 31,
                                                                          2001           2000
                                                                       ---------      ------------
ASSETS

Current assets:
  Cash and cash equivalents                                            $   1,018       $   2,389
  Receivables, net                                                         5,504          33,888
  Inventories                                                              7,962          15,919
  Prepaid expenses and other current assets                                1,234           1,359
                                                                       ---------       ---------

      Total current assets                                                15,718          53,555

Property and equipment, net                                                8,022           9,963

Goodwill, net                                                             35,247          36,151

Other assets                                                                 491             540
                                                                       ---------       ---------

      TOTAL ASSETS                                                     $  59,478       $ 100,209
                                                                       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Borrowings under revolving credit facility                           $   4,607       $  38,679
  Loans payable to related parties                                         8,927            --
  Current portion of long-term debt                                        8,100           9,700
  Current portion of capitalized lease obligations                           942           1,150
  Accounts payable                                                        10,651          26,354
  Accrued expenses and other current liabilities                           4,673          10,955
                                                                       ---------       ---------
      Total current liabilities                                           37,900          86,838

Long-term debt                                                            12,742           5,242
Capitalized lease obligations                                              1,216           1,478
Other liabilities                                                          3,025           3,165
                                                                       ---------       ---------
      Total liabilities                                                   54,883          96,723
                                                                       =========       =========

Commitments and contingencies

Stockholders' Equity:
  Preferred stock, $.01 par value: 10,000 shares authorized; none
     issued and outstanding                                                 --              --
  Common stock, $.01 par value: 200,000 shares authorized
     82,165 issued and outstanding at June 30, 2001
    and 80,665 issued and outstanding at December 31, 2000                   822             807
  Additional paid-in capital                                              84,038          80,753
  Accumulated deficit                                                    (80,099)        (77,879)
  Unearned compensation                                                     (166)           (195)
                                                                       ---------       ---------

      Total stockholders' equity                                           4,595           3,486
                                                                       ---------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  59,478       $ 100,209
                                                                       =========       =========

See accompanying notes to consolidated condensed financial statements

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            Six-Months      Six-Months
                                                              Ended           Ended
                                                             June 30,        June 30,
                                                               2001            2000
                                                            ----------      ----------
REVENUES:
  SALES TO CUSTOMERS                                         $ 24,325       $ 87,086
  SALES TO LICENSEE                                             9,478           --
  ROYALTY INCOME                                                5,471       $  1,161
  COMMISSION INCOME                                               660           --
                                                             --------       --------

TOTAL REVENUES                                                 39,934         88,247
                                                             --------       --------

COST OF GOODS SOLD:
  COST OF SALES TO CUSTOMERS                                  (17,424)       (56,768)
  COST OF SALES TO LICENSEE                                    (7,478)          --
                                                             --------       --------

TOTAL COST OF GOODS SOLD                                      (24,902)       (56,768)
                                                             --------       --------

GROSS PROFIT                                                   15,032         31,479

OPERATING INCOME (EXPENSES):
  SELLING AND ADMINISTRATIVE EXPENSES                         (18,874)       (38,641)
  START-UP COSTS                                                 --           (1,633)
  RESTRUCTURING AND OTHER COSTS                                 1,679         (1,253)
                                                             --------       --------

LOSS FROM OPERATIONS                                           (2,163)       (10,048)

INTEREST EXPENSE, NET                                          (1,851)        (2,503)
                                                             --------       --------

LOSS BEFORE INCOME TAX PROVISION AND EXTRAORDINARY ITEM        (4,014)       (12,551)

  INCOME TAX PROVISION                                            (97)           (71)
                                                             --------       --------

LOSS BEFORE EXTRAORDINARY ITEM                                 (4,111)       (12,622)

EXTRAORDINARY ITEM:
  GAIN ON EXTINGUISHMENT OF DEBT                                1,891           --
                                                             --------       --------

NET LOSS                                                     ($ 2,220)      ($12,622)
                                                             ========       ========

BASIC LOSS PER SHARE:
  LOSS BEFORE EXTRAORDINARY ITEM                             ($  0.05)      ($  0.16)
  EXTRAORDINARY ITEM                                          $  0.02           --
                                                             ========       ========
NET LOSS                                                     ($  0.03)      ($  0.16)
                                                             ========       ========

PER SHARE DATA:
  Weighted average shares outstanding - Basic                  81,668         79,513

See accompanying notes to consolidated condensed financial statements

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    Three-Months   Three-Months
                                                                        Ended         Ended
                                                                       June 30,      June 30,
                                                                         2001          2000
                                                                    ------------    ------------
REVENUES:
  SALES TO CUSTOMERS                                                  $  3,637       $ 44,200
  SALES TO LICENSEE                                                      3,920           --
  ROYALTY INCOME                                                         3,649       $    596
  COMMISSION INCOME                                                       --             --
                                                                      --------       --------

TOTAL REVENUES                                                          11,206         44,796
                                                                      --------       --------

COST OF GOODS SOLD:
  COST OF SALES TO CUSTOMERS                                            (1,551)       (29,034)
  COST OF SALES TO LICENSEE                                             (3,093)          --
                                                                      --------       --------

TOTAL COST OF GOODS SOLD                                                (4,644)       (29,034)
                                                                      --------       --------

GROSS PROFIT                                                             6,562         15,762

OPERATING INCOME (EXPENSES):
  SELLING AND ADMINISTRATIVE EXPENSES                                   (5,644)       (19,318)
  START-UP COSTS                                                          --             (603)
  RESTRUCTURING AND OTHER COSTS                                            (13)          (129)
                                                                      --------       --------

INCOME/(LOSS) FROM OPERATIONS                                              899         (4,288)

INTEREST EXPENSE, NET                                                     (636)        (1,230)
                                                                      --------       --------

INCOME/(LOSS) BEFORE INCOME TAX PROVISION AND EXTRAORDINARY ITEM           263         (5,518)
  INCOME TAX PROVISION                                                     (17)           (10)
                                                                      --------       --------

INCOME/(LOSS) BEFORE EXTRAORDINARY ITEM                                    246         (5,528)

EXTRAORDINARY ITEM:
  GAIN ON EXTINGUISHMENT OF DEBT                                           609           --
                                                                      --------       --------

NET INCOME/(LOSS)                                                     $    855       ($ 5,528)
                                                                      ========       ========

BASIC INCOME/(LOSS) PER SHARE:
  LOSS BEFORE EXTRAORDINARY ITEM                                      $   0.00       ($  0.07)
  EXTRAORDINARY ITEM                                                  $   0.01           --
                                                                      ========       ========
NET INCOME/(LOSS)                                                     $   0.01       ($  0.07)
                                                                      ========       ========

DILUTED INCOME/(LOSS) PER SHARE
  LOSS BEFORE EXTRAORDINARY ITEM                                      $   0.00       ($  0.07)
  EXTRAORDINARY ITEM                                                  $   0.01           --
                                                                      ========       ========
NET INCOME/(LOSS)                                                     $   0.01       ($  0.07)
                                                                      ========       ========

PER SHARE DATA:
  Weighted average shares outstanding - Basic                           82,165         79,541
  Weighted average shares outstanding - Diluted                         82,736         79,541

See accompanying notes to consolidated condensed financial statements

                              ARIS INDUSTRIES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              Six-Months      Six-Months
                                                                                Ended           Ended
                                                                               June 30,        June 30,
                                                                                2001            2000
                                                                              ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      ($ 2,220)      ($12,622)

   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                                 3,230          2,740
     Non-cash stock based compensation                                                29            293
     Amortization of prepaid service costs                                           332           --
     Extraordinary gain on extinguishment of debt                                 (1,891)          --
     Reversal of accrued restructuring charges                                    (1,679)          --
  Change in operating assets and liabilities:
     Decrease in receivables                                                      28,384          5,374
     Decrease/(increase) in inventories                                            7,957        (10,318)
     Decrease in prepaid expenses and other current assets                           793            918
     Decrease/(increase) in other assets                                              49           (694)
     (Decrease)/increase in accounts payable                                     (10,512)         6,315
     (Decrease)/increase in accrued expenses and other current liabilities        (5,603)           997
     (Decrease)/increase in other liabilities                                       (140)           202
                                                                                --------       --------

            Net cash provided by / (used in) operating activities                 18,729         (6,795)
                                                                                --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                            (385)        (3,417)
                                                                                --------       --------

                         Net cash used in investing activities                      (385)        (3,417)
                                                                                --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt and capital leases                                 (2,070)        (1,636)
  Stock options exercised                                                           --               59
  Proceeds from issuance of convertible debentures                                 7,500           --
  Proceeds of loans from related parties                                           8,927           --
  (Decrease) increase in borrowings under revolving credit facility              (34,072)        11,042
                                                                                --------       --------

                       Net cash (used in) provided by financing activities       (19,715)         9,465
                                                                                --------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (1,371)          (747)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     2,389          1,109
                                                                                --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  1,018       $    362
                                                                                ========       ========

Supplemental disclosure of non-cash financing activity:
  Issuance of common stock in settlement of accounts payable                    $  3,300          -0-
                                                                                ========       ========

See accompanying notes to consolidated condensed financial statements

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

The consolidated condensed financial statements as of June 30, 2001 and for the three and six-month periods ended June 30, 2001 and 2000, are unaudited and reflect all adjustments consisting of normal recurring adjustments and extraordinary gains, restructuring and other costs (See Note 7) which are, in the opinion of management, necessary for a fair presentation of financial position, operating results and cash flows for the periods.

The consolidated condensed balance sheet as of December 31, 2000 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting standards appropriate for interim financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The operating results for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2001.


2.   LIQUIDITY RISKS

These consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

During the six-month period ended June 30, 2001, the Company incurred a net loss of $2,220,000. As of June 30, 2001 and December 31, 2000, the Company had a working capital deficit of $22,182,000 and $33,283,000, respectively, and was not in compliance with certain covenants contained in its credit facility. Due to the Company changing from a manufacturer and branded business to a licensing company which resulted in sale of inventory by the Company to our new licensee at cost which proceeds were used to pay down the borrowings under the revolving credit facility from 38,679,000 in December 31, 2000 to 4,607,000 as of June 30, 2001, and the Company reached agreement with vendors for negotiated settlements. As a result, the Company has classified the long-term portion of its term loan under the credit facility as a current liability.

On January 17, 2001, the Company entered into a multi-year licensing agreement (the "Agreement") with Grupo Xtra of New York, Inc. ("Grupo"). Under the terms of the Agreement, Grupo has the exclusive rights in the United States, Puerto Rico, Israel and the Caribbean Islands to license for production, marketing, advertising and distribution all products under the tradenames owned by the Company, which include XOXO(R), Fragile(R) and Members Only(R), as well as tradenames currently licensed by the Company, which include Baby Phat(R) and Brooks Brothers Golf(R) (collectively, the "Licensed Products").

As a result of the Agreement, the Company commenced a transition to a licensing and brand management business. In the first quarter of 2001, the Company substantially reduced its workforce and terminated its production and sales operations. The Company's transition continued during the second quarter of 2001 with the closing of its warehousing and shipping facility in New Bedford, Massachusetts and further reductions in its workforce.

The Company intends to finance its operations during the transition through (i) cash received from the turnover of inventory, realization of receivables and royalties under the Agreement and other licenses; (ii) up to $2,500,000 in additional financing from the sale of convertible debentures; (iii) negotiated reductions in amounts due to, and extended payment terms with, certain creditors of the Company; and (iv) the negotiation of the continued availability of financing under the Company's existing credit facility until such time as such indebtedness can be repaid. The Company had accounts receivable and inventory, net of reserves, aggregating $13,466,000 at June 30, 2001. The Company has reduced its borrowings from the revolving credit facility from 38,679,000 in December 31, 2000 to 4,607,000 as of June 30, 2001. In addition, the Agreement provides for minimum royalties to the Company of $8,100,000 in 2001, of which $4,050,000 has been received through June 30, 2001. With respect to additional financing, the Company entered into an agreement for the issuance of $10,000,000 in convertible debentures to a California based venture capital firm. In February 2001, the Company received $7,000,000 in convertible debenture proceeds which were used to pay down a portion of its revolving line of credit. The Company received $500,000 in convertible debenture proceeds in June 2001. Also, in January 2001, the Company received a $2,000,000 loan from its principal stockholder which is payable on demand. Although the Company is not in compliance with certain covenants of its credit facility, the lenders have allowed the financing to continue under the facility with the expectation that borrowings under the facility will be substantially repaid in 2001. There can be no assurance that the lenders will continue to cooperate with the Company.

The Company believes that the adjustment to the terms of existing finance agreements and the additional financing discussed above will be sufficient to transition and sustain its operations as a licensing and brand management business and to payoff the remaining indebtedness under the credit facility. However, the Company is dependent upon Grupo to fulfill its obligations under the Agreement, including its obligation to purchase substantially all of the Company's inventory. There can be no assurance that the Company's lenders will continue the credit facility or that the timing of cash receipts to be realized from receivables and inventory and operations will be sufficient to meet obligations as they become due. However, our lead bank has advised us that they are willing to discuss a restructuring of the Company's term loan and the extension of the maturity date. The Company has reduced its borrowings from the revolving credit facility from 38,679,000 in December 31, 2000 to 4,607,000 as of June 30, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification as asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.   THE GRUPO AGREEMENT

On January 17, 2001, the Company entered into a trademark license and operating Agreement with Grupo, which became effective March 1, 2001. Under the Agreement, Grupo received the exclusive right, for an initial term of 5 years (the "Initial Term"), renewable at its option for four additional 5-year periods, to manufacture, market and distribute at wholesale women's clothing, jeanswear and sportswear under the XOXO(R) and Fragile(R) trademarks and sportswear and outerwear under the Members Only trademark and, subject to Aris' rights as a licensee with respect thereto, Baby Phat apparel and Brooks Brothers Golf apparel in the United States, Puerto Rico, the Caribbean Islands and Israel. The Grupo Agreement provides for royalties ranging from 7% to 9% of Grupo's net sales of the licensed products. Minimum annual royalties are $8,100,000 for 2001 and increase by 14% per year until they reach $13,500,000. As a result of the agreement, for the six-months ended June 30, 2001, the Company recognized royalty income of $3,700,000, commission income of $660,000 and a benefit of approximately $2,000,000 from the sale of inventory that had been deemed obsolete and written down that was subsequently sold under the agreement with Grupo at original cost. The Company anticipates that its remaining reserves for inventory obsolescence of approximately $2,000,000 will be reduced further in subsequent quarters of fiscal 2001 as Grupo completes its purchase of the Company's inventory of Licensed Products at cost.

Under the Agreement, Grupo is solely responsible for manufacturing, marketing and distributing at wholesale to retailers the Licensed Products sold thereunder, subject to Aris' rights, as licensor or sub-licensor, to approve all designs and otherwise act to maintain the integrity of the licensed trademarks. As a result, certain key members of the Company will continue to be actively involved in the design and marketing of the Licensed Products. Grupo also agreed to a substantial portion of the Company's future contractual commitments, other than those relating to its existing licensing business, corporate functions, warehouse operations in New Bedford, Massachusetts, indebtedness and retained employees. In addition, the Company will continue to operate its XOXO Retail stores.

In connection with the Agreement, the Company agreed to issue to Grupo, at the beginning of each year during the initial five-year term of the Agreement, shares of its common stock having a market value of $1,000,000, based on the average closing price of such common stock for the five trading days immediately preceding the date on which the shares are to be issued. As of June 30, 2001, such shares have not yet been issued; accordingly, the Company has included in accrued expenses $1,000,000 with respect to this obligation. At the June 30, 2001 price a total of approximately 2,200,000 shares of the Company's stock are issuable.

As a result of the Grupo Agreement, Aris intends to concentrate on growing its brands through licensing arrangements for a wider variety of products on a global scale, and by expanding its XOXO(R) retail business.

4.   SALE OF CONVERTIBLE DEBENTURES

In February 2001, the Company entered into a Securities Purchase Agreement with KC Aris Fund I, L.P. ("KC") pursuant to which the Company is to issue Convertible Debentures in the aggregate sum of $10,000,000. To date, KC has purchased $7,500,000 of Debentures and has advised the Company that it still intends to purchase the balance of the Debentures. There can, however, be no assurance that the Company will receive such balance. The Debentures mature in three years, bear interest at the rate of 8.5% per annum, payable quarterly, and are convertible into shares of common stock at the rate of $.46 per share. At June 30, 2001, the Company has accrued approximately $101,000 of interest relating to the Debentures in addition to the $134,000 quarterly interest payment made during the second quarter of 2001. The Company used the proceeds to pay down a portion of borrowings under its revolving credit facility.

5.   PAYABLES REDUCTION

During the three-months ended June 30, 2001 the Company continued the process of negotiating settlements with its vendors. The Company reached agreements with vendors for amounts due which resulted in a net gain of $609,000 in the quarter. During the quarter ended March 31, 2001, the Company negotiated settlements with vendors for amounts due which resulted in a net gain of $1,282,000. These gains are reflected as an extraordinary item within the accompanying statements of operations.

The Company also settled a disputed claim with a vendor, pursuant to which the Company issued 1,500,000 shares of its common stock with a market value of $1,050,000 and agreed to pay $2,500,000 in cash. In addition, the Company agreed that, in the event the market value of such shares as of December 31, 2001 is less than $3,300,000, the Company will either, at its option (x) pay to such vendor in cash an amount, or (y) issue to such vendor additional shares of common stock having a share value equal to the difference between $3,300,000 and the greater of the share value as of December 31, 2001 and $1,050,000. As a result of this transaction, the Company has reduced its trade accounts payable due to such vendor by $3,300,000 and has recorded an increase in additional paid-in capital for the value of the common stock issued. At the June 30, 2001 price a total of approximately 5,000,000 shares of the Company's stock would be issuable.

6.   DEBT

The Company's long-term indebtedness consists, in part, of its obligations to BNY Financial Corporation ("BNY") under the Series A Junior Secured Note Agreement dated June 30, 1993, pursuant to which BNY is owed $6,342,000, plus interest at the rate of 7% per annum, with a final maturity date of November 3, 2002. On February 2, 2001, the Company made a $600,000 principal payment for which it had received a forbearance on November 3, 2000. The principal of BNY's
Note is payable on November 3 of each year as follows:

                         Year           Amount
                         ----         ----------
                         2001         $1,100,000
                         2002         $5,242,000

BNY is also entitled to receive mandatory prepayments based upon 50% of certain "excess cash flows" of the Company as defined in the Company's note agreements with BNY.

During February 1999, the Company entered into a Financing Agreement with CIT Commercial Services Group, Inc. ("CIT") and certain other financial institutions, whereby such lenders agreed to provide a revolving credit facility of up to $65,000,000, for working capital loans and letters of credit financing, which expires on February 26, 2002. In connection with the XOXO transaction, the Company's Financing Agreement was amended to increase the revolving credit facility to up to $80,000,000, and provide a term loan of $10,000,000.

Availability under the revolving credit facility is based on a formula of eligible receivables and inventory, as defined. At June 30, 2001, outstanding letters of credit amounted to $1,282,000 and there was no availability under the credit facility.

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

In connection with the amendments, the Company's chief executive officer agreed to provide a personal guarantee on $3,000,000 of indebtedness outstanding under the Financing Agreement which guarantee presently expires on the earlier of (i) the date on which all borrowings are paid in full and all letters of credit are cancelled or cash collateralized after termination of the commitment; (ii) October 3, 2001, unless the lenders have made a demand for payment prior to such date; and, (iii) the date on which the full amount of the guarantee has been paid.

As of June 30, 2001, the Company was not in compliance with certain covenants contained in its Financing Agreement. The Company's lenders have indicated that they have no current intention to take action with respect to such non-compliance but have not waived the covenant violations. The lenders have allowed the continuance of financing under the revised terms of the Financing Agreement with the expectation that borrowings under the facility will be substantially repaid in 2001. As a result, the Company has classified the long-term portion of its term loan under the Financing Agreement as a current liability. There can be no assurance that the lenders will continue to cooperate with the Company.

7.   RESTRUCTURING AND OTHER COSTS

As of December 31, 2000, the Company had accrued a restructuring charge of $4,187,000 in connection with a restructuring of its operations which included moving and consolidating its headquarters, showrooms and warehouses into existing XOXO facilities in California. At June 30, 2001, the unpaid portion of the restructuring reserve aggregated $1,685,751, as a result of cash payments made and a reversal of approximately $1,679,000 in accrued rental costs resulting from a settlement of the Company's lease obligation on its New Bedford, Massachusetts, warehouse. Under the settlement agreement, the Company was released from all obligations under the lease in exchange for cash payments of $850,000. On April 17, 2001, the Company paid $100,000 and has paid a total of $550,000 through July 31, 2001. The remaining two payments of $150,000 each are scheduled for August 15 and September 15, 2001, respectively.

During the first and second quarters of fiscal 2000 the Company recorded charges of $1,124,000 and $129,000, respectively, associated with the restructuring of its corporate office and distribution facilities. These charges related primarily to employee severance costs.

8.   INVENTORIES


                         June  30, 2001          December 31, 2000
                         --------------          -----------------

                         (In Thousands)           (In Thousands)

Finished Goods              $ 4,977                 $  8,620

Work-in process                 515                    3,515

Raw materials                 2,470                    3,784
                            -------                 --------

                            $ 7,962                 $ 15,919
                            =======                 ========

The decrease in the Company's inventory from December 31, 2000 in the amount of 15,919,000 to 7,962,000 as of June 30, 2001 was primarily due to the Company changing from a manufacturer and branded business to a licensing company.

9.   PER SHARE DATA

Basic (loss) income per common share is computed by dividing net (loss) income available for common shareholders, by the weighted average number of shares of common stock outstanding during each period. Diluted (loss) income per share is computed assuming the conversion of stock options and warrants with a market value greater than the exercise price using the treasury stock method and a conversion of convertible debt into common stock.

Options and warrants to purchase 12,252,695 and 10,947,145 shares of Common Stock were outstanding as of June 30, 2001 and June 30, 2000, respectively, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. In addition, conversion rights under the Convertible Debentures to convert the Debentures into approximately 16,000,000 shares of Common Stock were not included in the computation of diluted earnings per share.

10.  BUSINESS SEGMENTS

In accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," our principal segments are grouped between the generation of revenues from royalties and retail stores. The licensing segment derives its revenues from royalties associated with the use of the Company's brand names, principally XOXO, Fragile and Members Only and, subject to Aris' rights as a licensee with respect thereto, Baby Phat and Brooks Brothers Golf. The Retail Store segment is comprised of four full-price retail stores which principally sell products under the XOXO brand name.

Segment information for the three and six month periods ended June 30, 2001 for the Retail Stores is set forth below. As a result of the Company's change to a licensing and brand management business on March 1, 2001, as discussed in Note 3 above relating to the Grupo Agreement, separate segment data for the licensing segment is not ascertainable due to the blended nature of operations during the current year. In addition, there is no segment data to report for the three and six month periods ended June 30, 2000 as the Company has changed its business operations in the current year (See Note 3).


------------------------------------------------------------------------------------------------
 Retail Stores Financial Information             Three Months Ended             Six Months Ended
           (in thousands)                           June 30, 2001                 June 30, 2001
------------------------------------------------------------------------------------------------
Revenues                                              $ 1,457                        $ 2,718
------------------------------------------------------------------------------------------------
Cost of Goods Sold                                        495                            887
------------------------------------------------------------------------------------------------
Selling and administrative expenses                     1,144                          2,164
------------------------------------------------------------------------------------------------
Net loss                                                 (182)                          (333)
------------------------------------------------------------------------------------------------
Depreciation and amortization                             115                            212
  (included in selling and administrative
  expenses)
------------------------------------------------------------------------------------------------
Capital Expenditures                                     --                              --
------------------------------------------------------------------------------------------------
Current Assets                                                                         1,574
------------------------------------------------------------------------------------------------
Other Assets                                                                           1,343
------------------------------------------------------------------------------------------------

11.  RELATED PARTY TRANSACTIONS

In June 2000, First A.H.S. Acquisition Corp. ("AHS"), a company owned by the Company's chief executive officer, entered into an agreement (the "Letter of Credit Agreement") with the Company's principal commercial lender to facilitate the opening of up to $17,500,000 in letters of credit for inventory for the Company. Pursuant to the Letter of Credit Agreement, AHS purchased inventory which will be held at the Company's warehouse facilities. Such inventory will be sold to the Company at cost when the Company is ready to ship the merchandise to the customer. As of and for the six-months ended June 30, 2001, the Company purchased $2,981,000 from AHS and owes AHS $6,927,277. In connection with the Letter of Credit Agreement, the chief executive officer has guaranteed up to $7,000,000 of AHS obligations to the Company's principal commercial lender.

During January 2001, the Company's chief executive officer loaned the Company $2,000,000. The loan is payable on demand and bears interest at prime plus one quarter percent.

The Company's chief executive officer agreed to provide a personal guarantee on $3,000,000 of indebtedness outstanding under the Financing Agreement which guarantee presently expires on the earlier of (i) the date on which all borrowings are paid in full and all letters of credit are cancelled or cash collateralized after termination of the commitment; (ii) October 3, 2001, unless the lenders have made a demand for payment prior to such date; and, (iii) the date on which the full amount of the guarantee has been paid.

12.  COMMITMENTS AND CONTINGENCIES

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

                 2001.....................     $  1,985
                 2002.....................        2,534
                 2003.....................        2,670
                 2004.....................        2,820
                 2005.....................        1,264
                 Thereafter ..............        7,835
                                                 ------
                 Total minimum
                   royalty payments ......      $19,108
                                                =======

Grupo has assumed these obligations, but the Company remains liable if Grupo does not perform.

In April 2000, Perry Ellis International ("PEI") and the Company mutually agreed not to continue the "Perry Ellis America" jeanswear and loungewear licenses after the Year 2000. In June 2001 the Company reached a settlement agreement with Perry Ellis International for royalties due under the terminated licenses. Under the terms of the settlement the Company agreed to pay PEI $900,000 of which $225,000 was paid upon signing the agreement and $75,000 is due PEI on the first day of each month starting with July 2001 and ending with March 2002. Through August 1, 2001 $375,000 has been paid to PEI under the terms of the agreement.

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

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following analysis of the financial condition and results of operations of Aris Industries, Inc. (the "Company") for the three and six month periods ended June 30, 2001 and June 30, 2000 should be read in conjunction with the consolidated condensed financial statements, including the notes thereto, included on pages 3 through 14 of this report.

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

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, the Company had a working capital deficit of approximately $22,182,000 compared to a working capital deficit of approximately $33,283,000 at December 31, 2000. The reduction in the working capital deficit was due to the proceeds received by the Company from the sale of Debentures, the reversal of the restructuring reserve relating to the Company's New Bedford warehouse facility, settlement of trade obligations at a discount, realization of trade receivables and payment of bank obligations. During this period, the Company financed its working capital requirements and capital expenditures principally through its credit facilities, sale of Debentures, loans from its principal stockholder, the ongoing purchase of the Company's inventory by Grupo along with licensing revenue from Grupo and the Company's other licensees.

On February 26, 1999, simultaneous with the closing of the Simon Purchase Transaction, the Company and its subsidiaries entered into a Financing Agreement with CIT Commercial Services Group, Inc. ("CIT") and certain other financial institutions, whereby such lenders agreed to provide a revolving credit facility (the "Credit Facility") of up to $65,000,000 for working capital loans and letters of credit financing, which expires on February 26, 2002. In connection with the XOXO transaction, the Company's Financing Agreement was amended to increase the revolving credit line to up to $80,000,000, and to provide for a term loan of $10,000,000. The term loan initially bore interest, which is paid monthly, at prime plus one-half percent and principal is payable in quarterly installments of $500,000, which commenced on January 1, 2000, with a balloon payment of $5,500,000 on February 26, 2002, the maturity date. The Company is required to make certain mandatory prepayments based upon "excess cash flows" as defined in the amendment to the loan agreement.

The obligations under the Financing Agreement are collateralized by substantially all of the assets of the Company. The Financing Agreement contains various financial and other covenants and conditions, including, but not limited to, limitations on paying dividends, making acquisitions and incurring additional indebtedness.

During April 2000, the Company entered into an amendment of the Financing Agreement, under which the lenders waived compliance with certain financial covenant requirements for 1999 with which the Company was not in compliance with and amended the covenants for the year ended December 31, 2000. In addition, the amendment provided an overadvance facility based on seasonal needs. The amendment also increased the interest rate on the Company's revolving credit facility to prime plus one-quarter percent and increased the interest rate on the Company's term loan to prime plus three-quarter percent. In connection with the waivers and amendment, the Company's chief executive officer agreed to provide a personal guarantee on $3 million of indebtedness outstanding under the Financing Agreement. This guaranty, which initially was to expire on December 6, 2000, has been extended to October 3, 2001, provided the Company is not in default under the Financing Agreement at that time.

The Company was not in compliance, as of June 30, 2001, with certain covenants contained in its loan agreements. The Company's lenders have indicated that they have no current intention to take action with respect to such non-compliance but have not waived the covenant violations. As a result, the Company has classified the long term portions of its term loan as a current liability. There can be no assurance that the lenders will continue to cooperate with the Company.

In June 2000, First A.H.S. Acquisition Corp. ("AHS") a company owned by the Company's chief executive officer, entered into an agreement (the "Letter of Credit Agreement") with the Company's principal commercial lender to facilitate the opening of up to $17,500,000 in letters of credit for inventory for the Company. Pursuant to the Letter of Credit Agreement, the chief executive officer entered into a guaranty agreement limited to $7,000,000 of the reimbursement of AHS' obligations under the Letter of Credit Agreement. AHS owes the lender approximately $6.9 million under the Letter of Credit Agreement, and the Company owes AHS the same amount.

In February 2001, the Company entered into a Securities Purchase Agreement with KC Aris Fund I, L.P. ("KC") pursuant to which the Company is to issue Convertible Debentures in the aggregate sum of $10,000,000. To date, KC has purchased $7,500,000 of Debentures and has advised the Company that it still intends to purchase the balance of the Debentures. There can, however, be no assurance that the Company will receive such balance. The Debentures mature in three years, bear interest at the rate of 8.5% per annum, payable quarterly, and are convertible into shares of common stock at the rate of $.46 per share. At June 30, 2001, the Company has accrued approximately $101,000 of interest relating to the Debentures in addition to the $134,000 quarterly interest payment made during the second quarter of 2001. The Company used the proceeds to pay down a portion of borrowings under its revolving credit facility.

As a result of the Grupo Agreement, the Company no longer requires financing to purchase inventory or to finance future accounts receivable. The Company is currently reducing its revolving line of credit through the collection of accounts receivable and the sale of inventory to Grupo pursuant to the Grupo Agreement. The Company expects that the collection of its accounts receivable and sales of inventory to Grupo along with additional funding from the sale of Debentures will generate sufficient funds to pay off the revolving line of credit and to satisfy negotiated settlements with creditors.

The Company intends to finance its ongoing operations from the following sources: (i) royalty revenues from Grupo and other licensees; (ii) excess funds over the amount necessary to satisfy the revolving line of credit generated from collection of accounts receivable and sale of inventory; (iii) up to $2,500,000 in additional financing from the sale of Convertible Debentures; and (iv) negotiated reductions in amounts due to, and extended payment terms with, certain creditors of the Company. The Company believes that the financing discussed above will be sufficient to transition and sustain its operations as a licensing and brand management business and to payoff its revolving line of credit. However, the Company is dependent upon Grupo to fulfill its obligations under the Agreement, including its obligation to purchase substantially all of the Company's inventory on a timely basis. There can be no assurance that the Company's lenders will continue the credit facility, or not require the Company to re-pay all indebtedness or that the timing of cash receipts to be realized from receivables, inventory and operations will be sufficient to meet obligations as they become due.

As of August 7, 2001, the Company had aggregate accounts receivable and inventory net of reserves in the amount of $9,482,000. The balance on its revolving credit facility was $5,387,000 and outstanding letters of credit issued on the Company's behalf aggregating $1,277,000.

The Company's long-term indebtedness consists, in part, of its obligations to BNY Financial Corporation ("BNY") under the Series A Junior Secured Note Agreement dated June 30, 1993, pursuant to which BNY is owed $6,342,000, plus interest at the rate of 7% per annum, with a final maturity date of November 3, 2002. The Company received a forbearance on the $600,000 principal payment that was due on November 3, 2000. The Company paid the $600,000 principal payment on February 2, 2001. The principal of BNY's Note is payable on November 3 of each year as follows:

                         Year            Amount
                         ----          ----------
                         2001          $1,100,000
                         2002          $5,242,000

BNY is also entitled to receive mandatory prepayments based upon 50% of certain "excess cash flows" of the Company as defined in the Company's note agreements with BNY.

RESULTS OF OPERATIONS

The Company reported net income of $855,000 for the three-months ended June 30, 2001 and a net loss of $2,220,000 for the six month periods ended June 30, 2001, compared to net losses of $5,528,000 and $12,622,000 for the three and six month periods ended June 30, 2000.

During the three-months ended June 30, 2001, the Company's profitability was attributable to increased licensing revenue due to the Grupo Agreement and additional licensees of the Company along with the gains recognized in connection with reversals of inventory reserves related to previously reserved inventory that was subsequently sold to Grupo at original cost, the settlements reached between the Company and the union representing its employees at the New Bedford warehouse facility and a settlement between the Company and Perry Ellis International ("PEI") of royalties due under the Company's cancelled PEI licenses. This was offset by costs associated with the closing of the Company's New Bedford, Massachusetts, warehouse and shipping facility, which was closed on June 22, 2001, legal expenses incurred as the Company continues its negotiated settlements with its vendors and expenses incurred in connection with the consolidation of the Company's office space.

The Company's loss for the six-month period ended June 30, 2001, was, in part, attributable to its transition from a manufacturing operation to a licensing and brand management business. This resulted in phase-out costs associated with the consolidation of its facilities, reduction of its workforce and legal expenses incurred as the Company continues its negotiated settlements with its vendors, offset by reversals of restructuring and inventory reserves related to previously reserved inventory that was subsequently sold to Grupo at original cost.

During the three and six month periods ended June 30, 2000, the Company incurred restructuring and other costs in the amounts of $129,000 and $1,253,000 respectively, relating to the continuing restructuring of its corporate offices and distribution facilities. In addition, the Company incurred $603,000 and $1,633,000 respectively, in start-up costs associated with new licensing arrangement for product launches which were abandoned by the Company.

REVENUES

Sales to Customers

The Company's net sales to customers during the three and six month periods ended June 30, 2000, decreased from $44,200,000 and $87,086,000 respectively, to $3,637,000 and $24,325,000 respectively, during the three and six month periods ended June 30, 2001. These decreases of $40,563,000 and $62,761,000 respectively, were due to the Company's transition from a manufacturing and distributing operation into a licensing and brand management business along with the discontinuance of formerly licensed product lines. This transition to a licensing company substantially reduced sales but increased royalty revenues derived from the Company's Member Only, XOXO and Fragile trademarks.

Sales to Licensee

The decrease in sales to customers during the three and six month periods ended June 30, 2001, was partially offset by sales of $3,920,000 and $9,478,000 respectively, of inventory to the Company's new licensee under its Agreement to purchase inventory from the Company at cost.

Royalty Income

The Company's royalty income increased from $596,000 during the three-months ended June 30, 2000, to $3,649,000 for the three months ended June 30, 2001. This increase was attributable, in part, to $2,654,000 in royalty income earned under the Company's new license Agreement with Grupo. For the calendar year 2001 the guaranteed minimum royalty due from Grupo is $8,100,000. In addition to the Grupo Agreement, royalty revenues derived from the license of the Company's Members Only, XOXO and Fragile trademarks in the following categories of mens sportswear, mens tailored suits and sportcoats, eyeglasses, activewear essentials, shoes, swimwear, handbags, leather and suede sportswear, girls sportswear, girls swimwear, girls outerwear, school supplies and, in Canada, men's outerwear increased from $596,000 for the three-months ended June 30, 2000 to $995,000 during the three-months ended June 30, 2001. This increase is due to the Company's ongoing program of expanding its licensing base which had ten licensees as of June 30, 2000 as compared to eighteen licensees, excluding Grupo, as of June 30, 2001.

The Company's royalty income increased from $1,161,000 during the six-months ended June 30, 2000, to $5,471,000 for the six-months ended June 30, 2001. This increase was attributable to

$3,700,000 in royalty income earned under the Company's new license Agreement with Grupo. In addition to the Grupo Agreement, royalty revenues derived from the license of the Company's Members Only, XOXO and Fragile trademarks in the following categories of mens sportswear, mens tailored suits and sportcoats, eyeglasses, activewear essentials, shoes, swimwear, handbags, leather and suede sportswear, girls sportswear, girls swimwear, girls outerwear, school supplies and, in Canada, men's outerwear increased from $1,161,000 for the six-months ended June 30, 2000 to $1,770,000 during the six-months ended June 30, 2001. This increase is due to the Company's ongoing program of expanding its licensing base which had ten licensees as of June 30, 2000 as compared to eighteen licensees, excluding Grupo, as of June 30, 2001.

Commission Income

During the six-months ended June 30, 2001, the Company earned $660,000 in selling commissions from Grupo on sales of Members Only products.

GROSS PROFIT

Gross Profit for the three-months ended June 30, 2001 was $6,562,000 or 58.6% of revenues compared to $15,762,000 or 35.2% of revenues for the three-months ended June 30, 2000. Gross profit as a percentage of revenues was positively impacted by an increase in royalty income as the Company completed its first full quarter as a licensing and brand management business and a reduction in the Company's reserve for inventory obsolescence of approximately $827,000 related to the sale at original cost of previously reserved inventory.

Gross Profit for the six-months ended June 30, 2001 was $15,032,000 or 37.6% of revenues compared to $31,479,000 or 35.7% of revenues for the six-months ended June 30, 2000. Gross profit was positively impacted by an increase in royalty and commission income and a reduction in the Company's reserve for inventory obsolescence of approximately $2,000,000 related to the sale at original cost of previously reserved inventory.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and Administrative expenses were $5,676,000 or 50.7% of revenue for the three-months ended June 30, 2001 as compared to $19,318,000 or 43.1% of revenue for the three-months ended June 30, 2000. The increase in Selling and Administrative expenses as a percentage of revenues is attributable to the Company's transition into a licensing and brand management business. Under the terms of the Agreement, effective March 1, 2001 Grupo assumed the majority of the Company's responsibilities for Selling and Administrative expenses except for expenses relating to the Company's corporate functions and costs incurred in the operation of the Company's New Bedford warehouse, which closed on June 22, 2001.

Selling and Administrative expenses were $18,874,000 or 47.3% of revenue for the six-months ended June 30, 2001 as compared to $38,641,000 or 43.8% of revenue for the six-months ended June 30, 2000. The increase in Selling and Administrative expenses as a percentage of revenues is attributable to the Company's transition into a licensing and brand management business.

START-UP COSTS OF NEW LICENSING OPERATIONS

During the three and six month periods ended June 30, 2000, the Company incurred $603,000 and $1,633,000 respectively, of start-up costs relating to various license agreements. These start-up costs consisted of salaries, samples and related supplies directly attributable to newly licensed operations. The Company does not expect to incur such costs during fiscal 2001.

RESTRUCTURING AND OTHER COSTS

During the six-month period ended June 30, 2001, the Company recognized a recovery of approximately $1,679,000 of restructuring charges that were accrued in the fourth quarter of 2000 relating to a the remaining rent due under the Company's lease of its New Bedford, Massachusetts warehouse. Under the terms of the settlement agreement reached with its landlord, the Company was released from all obligations under the lease in exchange for cash payments of $850,000.

During the six-month period ended June 30, 2000 the Company recorded charges of $1,253,000 associated with the restructuring of its corporate office and distribution facilities. These charges related primarily to employee severance costs.

INTEREST EXPENSE

Interest expense for the three-months ended June 30, 2001 was $636,000 as compared to $1,230,000 for the three-months ended June 30, 2000. This decrease was primarily attributable to a reduction in borrowings under the Company's financing agreement as a result of the transition into a licensing and brand management business, as previously discussed, along with reductions in the prime lending rate offset by interest incurred on the $7,500,000 Convertible Debentures financing during the quarter and related party loans.

Interest expense for the six-months ended June 30, 2001 was $1,851,000 as compared to $2,503,000 for the six-months ended June 30, 2000. This decrease was primarily attributable to a reduction in borrowings under the Company's financing agreement as a result of the transition into a licensing and brand management business, as previously discussed, along with reductions in the prime lending rate offset by interest incurred on the $7,500,000 Convertible Debentures financing during the period and related party loans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 1, 2001, TrizecHahnSwig, LLC, the landlord of the Company's premises at 1411 Broadway, commenced a non-payment proceeding against the Company in the Civil Court of the City of New York. The proceeding seeks rent in the amount of $400,000 and possession of the premises. The Company is defending the proceeding on the basis that the Landlord orally agreed to terminate the lease as of January 31, 2001. In June 2001, the State Court of the State of New York, County of New York, dismissed the Company's claim based on the oral agreement making it unlikely that the Civil Court will uphold the Company's defense. If the Company is unsuccessful, it may continue to be liable for the remaining lease payments unless the landlord relets the premises for the balance of the term of the Company's lease. The Company is currently negotiating to sublease the premises.

Della Femina, Rothschild, Jeary & Partners has brought an action against the Company in the Supreme Court of the State of New York, County of New York, for fees of approximately $400,000 claimed to be due in connection with advertising services performed by Della Femina. On August 1, 2001, the parties settled the lawsuit by the Company agreeing to pay $215,000 in six equal monthly installments beginning on August 1, 2001.

The Company and Perry Ellis International, Inc. ("PEI") agreed to settle PEI's claims in the amount of $1,300,000 against the Company by the Company's agreement to pay $900,000 over eight months ant the Company's agreement to pay 9/13 of any royalties over $1,300,000 found to be due from the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Report on Form 8-K

The Company filed a Fork 8K on July 10, 2001 reporting a change in certifying accountants.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ARIS INDUSTRIES, INC.
                                       (Registrant)

Date: August 20, 2001            By /s/
                                    -----------------------------------
                                    Paul Spector
                                    Chief Financial Officer / Treasurer

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
             Sportswear, Inc., XOXO and Gregg Fiene, dated August 10, 1999.


                                                                              Filed as Indicated Exhibit to
                                                                                 Document Referenced in
Exhibit No.                           Description                                     Footnote No.
-----------                           -----------                             -----------------------------
  10.120     Shareholders' Agreement by and among the Registrant, The                     (19)
             Simon Group, LLC, Gregg Fiene, Michele Bohbot and Lynne
             Hanson, dated August 10, 1999.

  10.121     Amendment No. 2 to Financing Agreement by and among Aris                     (19)
             Industries, Inc., Europe Craft Imports, Inc., ECI Sportswear,
             Inc., Stetson Clothing Company, Inc., XOXO; the Financial
             Institutions from time to time party to the Financing
             Agreement, as Lenders; and The CIT Group/Commercial Services,
             Inc. as Agent, dated
             August 10, 1999.

  10.122     Amended and Restated 1993 Stock Option Plan                                  (16)

  10.123     Employment Agreement with Steven Feiner                                      (21)

  10.124     Employment Agreement with Maurice Dickson                                    (21)

  10.125     Agreement between the Company and certain of its subsidiaries                (21)
             and Grupo Xtra dated January, 2001

  10.126     Form Securities Purchase Agreement Dated as of February, 2001                (21)
             between the Company and KC Aris Fund I, L.P.

  21.        List of Subsidiaries                                                         (21)

  23.        Consent of PricewaterhouseCoopers LLP                                        (21)

  23.1       Consent of Deloitte & Touche LLP                                             (21)

-----------

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

--------

* The Schedules and Exhibits to such Agreements have not been filed by the Company, who hereby undertakes to file such schedules and exhibits upon request of the Commission.