Form 10-Q
period 2001-09-30
ARIS INDUSTRIES INC
filed 2001-11-09
CIK 100979

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter ended                          (Commission File Number):  1-4814
September 30, 2001


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
                            YES  X          NO
                                ---            ---

Number of shares of Common Stock outstanding                          82,186,265
As of November 9, 2001

                              ARIS INDUSTRIES, INC.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          a.   Consolidated Condensed Balance Sheets as of
               September 30, 2001 and December 31, 2000 .....................  3

          b.   Consolidated Condensed Statements of
               Operations for the Nine-Months Ended
               September 30, 2001 and September 30, 2000 ....................  4

          b.   Consolidated Condensed Statements of
               Operations for the Three-Months Ended
               September 30, 2001 and September 30, 2000 ....................  5

          c.   Consolidated Condensed Statements of Cash
               Flows for the Nine-Months Ended September
               30, 2001 and September 30, 2000 ..............................  6

          d.   Notes to Consolidated Condensed Financial
               Statements ...................................................  7

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations .................. 15

     Item 3. Quantitative and Qualitative Disclosures About
             Market Risk .................................................... 20

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings .............................................. 20

     Item 2. Changes in Securities and Use of Proceeds ...................... 21

     Item 3. Defaults upon Senior Securities ................................ 21

     Item 4. Submission of Matters to a Vote of Security
             Holders ........................................................ 21

     Item 5. Other Information .............................................. 21

     Item 6. Exhibits and Reports on Form 8-K ............................... 21

SIGNATURES .................................................................. 22

                            ARIS INDUSTRIES, INC.
                              AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (Unaudited)
                    (in thousands, except per share data)

                                                                                                     September 30,      December 31,
ASSETS                                                                                                   2001               2000
                                                                                                     -------------      ------------
Current assets:
   Cash and cash equivalents .......................................................................    $   791           $  2,389
   Receivables, net ................................................................................      3,749             33,888
   Inventories .....................................................................................      5,427             15,919
   Prepaid expenses and other current assets .......................................................        321              1,359
                                                                                                        -------           --------
         Total current assets ......................................................................     10,288             53,555

Property and equipment, net ........................................................................      7,081              9,963

Goodwill, net ......................................................................................     34,794             36,151

Other assets .......................................................................................        489                540
                                                                                                        -------           --------
         TOTAL ASSETS ..............................................................................    $52,652           $100,209
                                                                                                        =======           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Borrowings under revolving credit facility ......................................................    $ 3,750           $ 38,679
   Loans payable to related parties ................................................................      9,060                --
   Current portion of long-term debt ...............................................................      7,600              9,700
   Current portion of capitalized lease obligations ................................................        806              1,150
   Accounts payable ................................................................................      7,137             26,354
   Accrued expenses and other current liabilities ..................................................      3,014             10,955
                                                                                                        -------           --------
         Total current liabilities .................................................................     31,367             86,838

Long-term debt .....................................................................................     12,742              5,242
Capitalized lease obligations ......................................................................      1,105              1,478
Other liabilities ..................................................................................      2,644              3,165
                                                                                                        -------           --------
         Total liabilities .........................................................................     47,858             96,723
                                                                                                        -------           --------

Commitments and contingencies

Stockholders' Equity:
   Preferred stock, $.01 par value: 10,000 shares authorized; none
      issued and outstanding .......................................................................         --                 --
   Common stock, $.01 par value: 200,000 shares authorized
      82,186 issued and outstanding at September 30, 2001
      and 80,665 issued and outstanding at December 31, 2000 .......................................        822                807
   Additional paid-in capital ......................................................................     84,038             80,753
   Accumulated deficit .............................................................................    (79,900)           (77,879)
   Unearned compensation ...........................................................................       (166)              (195)
                                                                                                        -------           --------

         Total stockholders' equity ................................................................      4,794              3,486
                                                                                                        -------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................................................    $52,652           $100,209
                                                                                                        =======           ========

See accompanying notes to consolidated condensed financial statements

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                         Nine-             Nine-
                                                                                                      Months Ended      Months Ended
                                                                                                      September 30,    September 30,
                                                                                                          2001              2000
                                                                                                      -------------    -------------
REVENUES:
   SALES TO CUSTOMERS ..............................................................................    $25,831          $145,348
   SALES TO LICENSEE ...............................................................................     13,285               --
   ROYALTY INCOME ..................................................................................      9,080             1,913
   COMMISSION INCOME ...............................................................................        660                --
                                                                                                       --------          --------
TOTAL REVENUES .....................................................................................     48,856           147,261
                                                                                                       --------          --------
COST OF GOODS SOLD:
   COST OF SALES TO CUSTOMERS ......................................................................    (17,419)          (98,517)
   COST OF SALES TO LICENSEE .......................................................................    (10,484)               --
                                                                                                       --------          --------
TOTAL COST OF GOODS SOLD ...........................................................................    (27,903)          (98,517)
                                                                                                       --------          --------
GROSS PROFIT .......................................................................................     20,953            48,744

OPERATING INCOME (EXPENSES):
   SELLING AND ADMINISTRATIVE EXPENSES .............................................................    (23,937)          (57,382)
   START-UP COSTS ..................................................................................         --            (1,757)
   RESTRUCTURING AND OTHER COSTS ...................................................................      1,679            (1,502)
                                                                                                       --------          --------
LOSS FROM OPERATIONS ...............................................................................     (1,305)           (11,897)

INTEREST EXPENSE, NET ..............................................................................     (2,611)           (4,047)
                                                                                                       --------          --------
LOSS BEFORE INCOME TAX PROVISION AND EXTRAORDINARY ITEM ............................................     (3,916)          (15,944)

   INCOME TAX PROVISION ............................................................................       (103)              (40)
                                                                                                       --------          --------
LOSS BEFORE EXTRAORDINARY ..........................................................................     (4,019)          (15,984)

EXTRAORDINARY ITEM:
   GAIN ON EXTINGUISHMENT OF DEBT, NET .............................................................      1,998                --
                                                                                                       --------          --------
NET LOSS ...........................................................................................   ($ 2,021)         ($15,984)
                                                                                                       ========          ========
BASIC INCOME/(LOSS) PER SHARE:
   LOSS BEFORE EXTRAORDINARY ITEM ..................................................................   ($  0.05)          ($ 0.20)
   EXTRAORDINARY ITEM ..............................................................................    $  0.02                --
                                                                                                       --------          --------
NET LOSS ...........................................................................................   ($  0.03)          ($ 0.20)
                                                                                                       --------          --------
PER SHARE DATA:
   Weighted average shares outstanding - Basic .....................................................     81,836            79,553


See accompanying notes to consolidated condensed financial statements

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                         Three-            Three-
                                                                                                      Months Ended      Months Ended
                                                                                                      September 30,    September 30,
                                                                                                          2001              2000
                                                                                                      -------------    -------------
REVENUES:
   SALES TO CUSTOMERS ..............................................................................    $ 1,506           $58,262
   SALES TO LICENSEE ...............................................................................      3,807               --
   ROYALTY INCOME ..................................................................................      3,609               752
   COMMISSION INCOME ...............................................................................         --                --
                                                                                                        -------           -------
TOTAL REVENUES .....................................................................................      8,922            59,014
                                                                                                        -------           -------
COST OF GOODS SOLD:
   COST OF SALES TO CUSTOMERS ......................................................................          5           (41,749)
   COST OF SALES TO LICENSEE .......................................................................     (3,006)               --
                                                                                                        -------           -------
TOTAL COST OF GOODS SOLD ...........................................................................     (3,001)          (41,749)
                                                                                                        -------           -------
GROSS PROFIT .......................................................................................       5,921           17,265

OPERATING INCOME (EXPENSES):
   SELLING AND ADMINISTRATIVE EXPENSES .............................................................     (5,063)          (18,741)
   START-UP COSTS ..................................................................................         --              (124)
   RESTRUCTURING AND OTHER COSTS ...................................................................         --              (249)
                                                                                                        -------           -------
INCOME/(LOSS) FROM OPERATIONS ......................................................................        858            (1,849)

INTEREST EXPENSE, NET ..............................................................................       (760)           (1,544)
                                                                                                        -------           -------
INCOME/(LOSS) BEFORE INCOME TAX PROVISION AND EXTRAORDINARY ITEM ...................................         98            (3,393)

   INCOME TAX PROVISION ............................................................................         (6)               31
                                                                                                        -------           -------
INCOME/(LOSS) BEFORE EXTRAORDINARY ITEM ............................................................         92            (3,362)

EXTRAORDINARY ITEM:
   GAIN ON EXTINGUISHMENT OF DEBT ..................................................................        107                --
                                                                                                        -------           -------
NET INCOME/(LOSS) ..................................................................................    $   199           ($3,362)
                                                                                                        =======           =======
BASIC INCOME/(LOSS) PER SHARE:
   LOSS BEFORE EXTRAORDINARY ITEM ..................................................................    $  0.00           ($ 0.04)
   EXTRAORDINARY ITEM ..............................................................................    $  0.00                --
                                                                                                        -------           -------
NET INCOME/(LOSS) ..................................................................................    $  0.00           ($ 0.04)
                                                                                                        -------           -------
DILUTED INCOME/(LOSS) PER SHARE:
   LOSS BEFORE EXTRAORDINARY ITEM ..................................................................    $  0.00           ($ 0.04)
   EXTRAORDINARY ITEM ..............................................................................    $  0.00                --
                                                                                                        -------           -------
NET INCOME/(LOSS) ..................................................................................    $  0.00           ($ 0.04)
                                                                                                        -------           -------
PER SHARE DATA:
   Weighted average shares outstanding - Basic .....................................................     82,165            79,625
   Weighted average shares outstanding - Diluted ...................................................     82,736            79,625


See accompanying notes to consolidated condensed financial statements

                              ARIS INDUSTRIES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                           Nine-           Nine-
                                                                                                       Months Ended    Months Ended
                                                                                                       September 30,   September 30,
                                                                                                           2001            2000
                                                                                                       -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ......................................................................................        ($ 2,021)      ($15,984)


   Adjustments to reconcile net loss to net cash provided by / (used in)
     operating activities:
           Depreciation and amortization .........................................................           4,645          4,346
           Non-cash stock based compensation .....................................................              29            329
           Extraordinary gain on extinguishment of debt ..........................................          (1,998)            --
           Reversal of accrued restructuring charges .............................................          (1,679)            --

   Change in operating assets and liabilities:
           Decrease / (increase) in receivables ..................................................          30,139         (5,014)
           Decrease / (increase) in inventories ..................................................          10,492         (9,155)
           Decrease in prepaid expenses and other current assets .................................           1,038            307
           Decrease / (increase) in other assets .................................................              51           (233)
           (Decrease) / increase in accounts payable .............................................         (13,919)        14,340
           (Decrease) / increase in accrued expenses and other current liabilities ...............          (6,262)           508
           (Decrease) / increase in other liabilities ............................................            (521)           141
                                                                                                          --------        -------
                          Net cash provided by / (used in) operating activities ..................          19,994        (10,415)
                                                                                                          --------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
           Capital expenditures ..................................................................            (406)        (3,682)
                                                                                                          --------        -------
                          Net cash used in investing activities ..................................            (406)        (3,682)
                                                                                                          --------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
           Repayments of long-term debt and capital leases .......................................          (2,817)        (2,384)
           Stock options exercised ...............................................................              --            116
           Proceeds from issuance of convertible debentures ......................................           7,500             --
           Proceeds of loans from related parties ................................................           9,060             --
           (Decrease) / increase in borrowings under revolving credit facility ...................         (34,929)        17,080
                                                                                                          --------        -------
                          Net cash (used in)/provided by financing activities ....................         (21,186)        14,812
                                                                                                          --------        -------

NET (DECREASE) / INCREASE IN CASH AND CASH EQUIVALENTS ...........................................          (1,598)           715

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................................................           2,389          1,109
                                                                                                          --------        -------
CASH AND CASH EQUIVALENTS, END OF PERIOD .........................................................        $    791        $ 1,824
                                                                                                          --------        -------

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
           Issuance of common stock in settlement of accounts payable ............................        $  3,300        #     0
                                                                                                          ========        =======


See accompanying notes to consolidated condensed financial statements

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

The consolidated condensed financial statements as of September 30, 2001 and for the three and nine-month periods ended September 30, 2001 and 2000, are unaudited and reflect all adjustments consisting of normal recurring adjustments and extraordinary gains, restructuring and other costs (See Note 7) which are, in the opinion of management, necessary for a fair presentation of financial position, operating results and cash flows for the periods.

The consolidated condensed balance sheet as of December 31, 2000 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting standards appropriate for interim financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The operating results for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2001.


2. LIQUIDITY RISKS

These consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of September 30, 2001 the Company had a working capital deficit of $21,079,000, an improvement of $12,204,000 in working capital, as compared to a working capital deficit of $33,283,000 at December 31, 2000. In addition, the Company was not in compliance with certain covenants contained in its credit facility. As a result, the Company has classified the long-term portion of its term loan under the credit facility as a current liability. However, the Company has been advised by its lenders that they are willing to work with the Company as an on going licensing business. As a result of the Company's changing from a manufacturer and branded business to a licensing company, borrowings under the revolving credit facility were reduced from $38,679,000 at December 31, 2000 to $3,750,000 as of September 30, 2001. In addition, the Company reached agreements with vendors for negotiated settlements.

On January 17, 2001, the Company entered into a multi-year licensing agreement (the "Agreement") with Grupo Xtra of New York, Inc. ("Grupo"). Under the terms of the Agreement, Grupo has the exclusive rights in the United States, Puerto Rico, Israel and the Caribbean Islands to license for production, marketing, advertising and distribution all products under the tradenames owned by the Company, which include XOXO(R), Fragile(R) and Members Only(R), as well as tradenames currently licensed by the Company, which include Baby Phat(R) and Brooks Brothers Golf(R) (collectively, the

"Licensed Products"). Brooks Brothers has notified the Company that it will not allow Grupo to continue as a sub-licensee past December 31, 2001 due to certain breaches in the license agreement by Grupo.

As a result of the Agreement, the Company commenced a transition to a licensing and brand management business. In the first quarter of 2001, the Company substantially reduced its workforce and terminated its production and sales operations. The Company's transition continued during the second and third quarters of 2001 with the closing of its warehousing and shipping facility in New Bedford, Massachusetts and further reductions in its workforce.

The Company is financing its operations during the transition through cash received from the turnover of inventory and royalty income under the Grupo Agreement and other licenses. The Company had accounts receivable and inventory, net of reserves, aggregating $9,176,000 at September 30, 2001. The Company has reduced its borrowings from the revolving credit facility from $38,679,000 at December 31, 2000 to $3,750,000 as of September 30, 2001. The Grupo Agreement provides for minimum royalties to the Company of $8,100,000 in 2001, of which $5,050,000 has been received through September 30, 2001. Minimum royalties to be received by the Company increase to $9,234,000 in 2002 and increase in each subsequent year through December 31, 2005, reaching $13,500,000 in fiscal 2005. In addition, the Company has eighteen additional licensees which provide minimum royalties of $3,065,000 in 2001; $3,844,000 in 2002; $5,496,000 in 2003;
$6,319,000 in 2004 and $7,069,000 in 2005. In January 2001, the Company received a $2,000,000 loan from its principal stockholder which is payable on demand. Although the Company is not in compliance with certain covenants of its credit facility, the lenders have allowed the financing to continue under the facility with the expectation that borrowings under the facility will be substantially repaid in 2001. There can be no assurance that the lenders will continue to cooperate with the Company.

The Company believes that the adjustment to the terms of existing finance agreements and the additional financing discussed above will be sufficient to transition and sustain its operations as a licensing and brand management business and to payoff the remaining indebtedness under the credit facility. The Company has reduced its borrowings under the revolving credit facility from $38,679,000 at December 31, 2000 to $3,750,000 as of September 30, 2001.
However, the Company is dependent upon Grupo to fulfill its obligations under the Agreement, including its obligation to purchase substantially all of the Company's inventory. There can be no assurance that the Company's lenders will continue the credit facility or that the timing of cash receipts will be sufficient to meet obligations as they become due. However, the Company's lead bank advised us that it is willing to discuss a restructuring of the Company's term loan and the extension of the maturity date. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


3. THE GRUPO AGREEMENT

On January 17, 2001, the Company entered into a trademark license and operating Agreement with Grupo, which became effective March 1, 2001. Under the Agreement, Grupo received the exclusive right, for an initial term of 5 years (the "Initial Term"), renewable at its option for four additional 5-year periods, to manufacture, market and distribute at wholesale women's clothing, jeanswear and sportswear under the XOXO(R) and Fragile(R) trademarks and sportswear and outerwear under the

Members Only trademark and, subject to Aris' rights as a licensee with respect thereto, Baby Phat apparel and Brooks Brothers Golf apparel in the United States, Puerto Rico, the Caribbean Islands and Israel. Brooks Brothers has notified the Company that it will not allow Grupo to continue as a sub-licensee past December 31, 2001 due to certain breaches in the license agreement by Grupo. The Grupo Agreement provides for royalties ranging from 7% to 9% of Grupo's net sales of the licensed products. Minimum annual royalties are $8,100,000 for 2001 and increase by 14% per year until they reach $13,500,000 in fiscal 2005. As a result of the Grupo Agreement, for the nine-months ended September 30, 2001, the Company recognized royalty income of $6,407,000, commission income of $660,000 and a benefit of approximately $2,801,000 from the sale of inventory that had been deemed obsolete and written down that was subsequently sold under the agreement with Grupo at original cost. The Company anticipates that its remaining reserves for inventory obsolescence of approximately $1,199,000 will be reduced further in the fourth quarter of fiscal 2001 and the remaining benefit will be recognized as Grupo completes its purchase of the Company's inventory of Licensed Products at cost.

Under the Agreement, Grupo is solely responsible for manufacturing, marketing and distributing at wholesale to retailers the Licensed Products sold thereunder, subject to Aris' rights, as licensor or sub-licensor, to approve all designs and otherwise act to maintain the integrity of the licensed trademarks. As a result, certain key members of the Company will continue to be actively involved in the design and marketing of the Licensed Products. Grupo also agreed to assume a substantial portion of the Company's future contractual commitments, other than those relating to its existing licensing business, corporate functions, indebtedness and retained employees. In addition, the Company will continue to operate its XOXO Retail stores.

On September 17, 2001, the Company and Grupo mutually agreed to amend the Grupo Agreement to rescind that portion of the Agreement which provided for the issuance to Grupo of shares of the Company's common stock having a market value of $1,000,000 at the beginning of each year during the initial five-year term of the Agreement. As a result of this amendment the Company reversed the $1,000,000 liability that had been recorded in accrued expenses in the first quarter of 2001. In addition, the Company reversed approximately $333,000, through September 2001, of charges included in cost of goods sold through September 30, 2001, relating to amortization of the $1,000,000.

As a result of the Grupo Agreement, Aris intends to concentrate on growing its brands through licensing arrangements for a wider variety of products on a global scale, and by expanding its XOXO(R) retail business.

4. SALE OF CONVERTIBLE DEBENTURES

In February 2001, the Company entered into a Securities Purchase Agreement with KC Aris Fund I, L.P. ("KC") pursuant to which the Company is to issue Convertible Debentures in the aggregate sum of $10,000,000. To date, KC has purchased $7,500,000 of Debentures. The Debentures mature in three years, bear interest at the rate of 8.5% per annum, payable quarterly, and are convertible into shares of common stock at the rate of $.46 per share. Through September 30, 2001, the Company has incurred approximately $400,000 of interest expense relating to the Debentures. The Company used the proceeds to pay down a portion of borrowings under its revolving credit facility.

5. PAYABLES REDUCTION

During the three-months ended September 30, 2001 the Company continued the process of negotiating settlements with its vendors. The Company reached agreements with vendors for amounts due which resulted in a net gain of $107,000 in the quarter. During the first and second quarters of fiscal 2001, the Company negotiated settlements with vendors for amounts due which resulted in a net gain of $1,891,000. These gains are reflected as an extraordinary item within the accompanying statements of operations.

The Company also settled a disputed claim with a vendor, pursuant to which the Company issued 1,500,000 shares of its common stock with a market value of $1,050,000 and agreed to pay $2,500,000 in cash. In addition, the Company agreed that, in the event the market value of such shares as of December 31, 2001 is less than $3,300,000, the Company will either, at its option (x) pay to such vendor in cash an amount, or (y) issue to such vendor additional shares of common stock having a share value equal to the difference between $3,300,000 and the greater of the share value as of December 31, 2001 and $1,050,000. As a result of this transaction, the Company has reduced its trade accounts payable due to such vendor by $3,300,000 and has recorded an increase in common stock and additional paid-in capital for the value of the common stock issued. At the September 30, 2001 price a total of approximately 10,227,000 shares of the Company's stock would be issuable.


6. DEBT

The Company's long-term indebtedness consists, in part, of its obligations to BNY Financial Corporation ("BNY") under the Series A Junior Secured Note Agreement dated June 30, 1993, pursuant to which BNY is owed $6,342,000, plus interest at the rate of 7% per annum, with a final maturity date of November 3, 2002. On October 30, 2001, the Company received a forbearance from BNY relating to the $1,100,000 principal payment due November 5, 2001. Under the terms of the forbearance, the Company paid BNY $500,000 in principal along with the normally scheduled interest payment on November 5, 2001 and received a deferral until March 3, 2002 on the balance of $600,000 principal due. The principal of BNY's
Note is payable on November 3 of each year as follows:

              YEAR                                 AMOUNT
              2001                               $  500,000
              2002                               $5,842,000


BNY is also entitled to receive mandatory prepayments based upon 50% of certain "excess cash flows" of the Company as defined in the Company's note agreements with BNY.

During February 1999, the Company entered into a Financing Agreement with CIT Commercial Services Group, Inc. ("CIT") and certain other financial institutions, whereby such lenders agreed to provide a revolving credit facility of up to $65,000,000, for working capital loans and letters of credit financing, which expires on February 26, 2002. In connection with the XOXO transaction, the Company's Financing Agreement was amended to increase the revolving credit facility to up to $80,000,000, and provide a term loan of $10,000,000. As of September 30, 2001 the revolving credit facility has been reduced to $3,750,000 and the term loan has been reduced to $6,500,000.

Availability under the revolving credit facility is based on a formula of eligible receivables and inventory, as defined. At September 30, 2001, outstanding letters of credit amounted to $1,051,000 and there was no availability under the credit facility. These letters of credit were issued as security deposits on various leases.

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

In connection with certain amendments to the credit facility, the Company's chief executive officer agreed to provide a personal guarantee on $3,000,000 of indebtedness outstanding under the Financing Agreement.

As of September 30, 2001, the Company was not in compliance with certain covenants contained in its Financing Agreement. The Company's lenders have indicated that they have no current intention to take action with respect to such non-compliance but have not waived the covenant violations. The lenders have allowed the continuance of financing under the revised terms of the Financing Agreement with the expectation that borrowings under the facility will be substantially repaid in 2001. As a result, the Company has classified the long-term portion of its term loan under the Financing Agreement as a current liability. There can be no assurance that the lenders will continue to cooperate with the Company.


7. RESTRUCTURING AND OTHER COSTS

As of December 31, 2000, the Company had accrued a restructuring charge of $4,187,000 in connection with a restructuring of its operations which included moving and consolidating its headquarters, showrooms and warehouses into existing XOXO facilities in California. At September 30, 2001, the unpaid portion of the restructuring reserve aggregated $1,089,912, as a result of cash payments made and a reversal of approximately $1,679,000 in accrued rental costs resulting from a settlement of the Company's lease obligation on its New Bedford, Massachusetts, warehouse. Under the settlement agreement, the Company was released from all obligations under the lease in exchange for cash payments of $850,000. The Company made the final payment under the settlement agreement in September 2001.

During the nine and three-month periods ended September 30, 2000 the Company recorded charges of $1,253,000 and $13,000, respectively, associated with the restructuring of its corporate office and distribution facilities. These charges related primarily to employee severance costs.



8. INVENTORIES


                           September  30, 2001              December 31, 2000
                           -------------------              -----------------
                             (In Thousands)                  (In Thousands)

Finished Goods                $      3,253                     $     8,620

Work-in process                        -0-                           3,515

Raw materials                        2,174                           3,784
                              ------------                     -----------
                              $      5,427                     $    15,919
                              ============                     ===========


The decrease in the Company's inventory from December 31, 2000 in the amount of $15,919,000 to $5,427,000 as of September 30, 2001 was primarily due to the Company changing from a manufacturer and branded business to a licensing company.


9. PER SHARE DATA

Basic (loss) income per common share is computed by dividing net (loss) income available for common shareholders, by the weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed assuming the conversion of stock options and warrants with a market value greater than the exercise price using the treasury stock method and a conversion of convertible debt into common stock.

Options and warrants to purchase 12,239,245 and 10,711,645 shares of Common Stock were outstanding as of September 30, 2001 and September 30, 2000, respectively, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. In addition, conversion rights under the Convertible Debentures to convert the Debentures into approximately 16,000,000 shares of Common Stock were not included in the computation of diluted earnings per share because the result would be anti-dilutive.


10. BUSINESS SEGMENTS

In accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", our principal segments are grouped between the generation of revenues from royalties and retail stores. The licensing segment derives its revenues from royalties associated from the use of the Company's brand names, principally XOXO, Fragile and Members Only and, subject to Aris' rights as a licensee with respect thereto, Baby Phat and Brooks Brothers Golf. The Retail Store segment is comprised of four full-price retail stores which principally sell products under the XOXO brand name.

Segment information for the three and nine-month periods ended September 30, 2001 for the Retail Stores is set forth below. As a result of the Company's change to a licensing and brand management business on March 1, 2001, as discussed in Note 3 above relating to the Grupo Agreement, separate segment data for the licensing segment is not ascertainable due to the blended nature of operations during the current year. In addition, there is no segment data to report for the three and nine-month periods ended September 30, 2000 as the Company has changed its business operations in the current year (See Note 3).

--------------------------------------------------------------------------------------------------------------------
      Retail Stores Financial Information                Three Months Ended                Nine Months Ended
                (in thousands)                           September 30, 2001                September 30, 2001
--------------------------------------------------------------------------------------------------------------------

Revenues                                                       $1,500                            $4,694
--------------------------------------------------------------------------------------------------------------------

Cost of Goods Sold                                                504                              1,527
--------------------------------------------------------------------------------------------------------------------

Selling and administrative expenses                             1,097                             3,378
--------------------------------------------------------------------------------------------------------------------

Net loss                                                         (205)                             (527)
--------------------------------------------------------------------------------------------------------------------

Depreciation and amortization                                     104                               316
(included in selling and administrative
expenses)
--------------------------------------------------------------------------------------------------------------------

Capital Expenditures                                              ---                               ---
--------------------------------------------------------------------------------------------------------------------

Current Assets                                                                                    1,422
--------------------------------------------------------------------------------------------------------------------

Other Assets                                                                                      1,437
--------------------------------------------------------------------------------------------------------------------




11. RELATED PARTY TRANSACTIONS

In June 2000, First A.H.S. Acquisition Corp. ("AHS"), a company owned by the Company's chief executive officer, entered into an agreement (the "Letter of Credit Agreement") with the Company's principal commercial lender to facilitate the opening of up to $17,500,000 in letters of credit for inventory for the Company. Pursuant to the Letter of Credit Agreement, AHS purchased inventory which will be held at the Company's warehouse facilities. Such inventory will be sold to the Company at cost when the Company is ready to ship the merchandise to the customer. As of September 30, 2001, the Company owes AHS $7,060,541. In connection with the Letter of Credit Agreement, the chief executive officer has guaranteed up to $7,000,000 of AHS obligations to the Company's principal commercial lender.

During January 2001, the Company's chief executive officer loaned the Company $2,000,000. The loan is payable on demand and bears interest at prime plus one quarter percent.

The Company's chief executive officer personally guaranteed $3,000,000 of indebtedness outstanding under the Financing Agreement.


12. COMMITMENTS AND CONTINGENCIES


Licensing Agreements

The Company has been granted several license agreements to manufacture and distribute men's and women's apparel products bearing the licensors' labels. The agreements expire at various dates through 2011. The Company is required to make royalty and advertising payments based on a percentage of sales, as defined in the respective agreements, subject to minimum payment thresholds. Future minimum royalty and advertising payments required under the license agreements are as follows (in thousands):


         2001.....................     $  1,985
         2002.....................        2,534
         2003.....................        2,670
         2004.....................        2,820
         2005.....................        1,264
         Thereafter ..............        7,835
                                       --------
         Total minimum
               royalty payments        $ 19,108
                                       ========

Grupo has assumed these obligations, but the Company remains liable if Grupo does not perform.

In April 2000, Perry Ellis International ("PEI") and the Company mutually agreed not to continue the "Perry Ellis America" jeanswear and loungewear licenses after the Year 2000. In June 2001 the Company reached a settlement agreement with Perry Ellis International for royalties due under the terminated licenses. Under the terms of the settlement the Company agreed to pay PEI $900,000 of which $225,000 was paid upon signing the agreement and $75,000 is due PEI on the first day of each month starting with July 2001 and ending with March 2002. Through November 1, 2001 $525,000 has been paid to PEI under the terms of the agreement.


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

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following analysis of the financial condition and results of operations of Aris Industries, Inc. (the "Company") for the three and nine- month periods ended September 30, 2001 and September 30, 2000 should be read in conjunction with the consolidated condensed financial statements, including the notes thereto, included on pages 3 through 14 of this report.


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


ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 141 AND 142

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations (effective July 1, 2001) and Statement No. 142, Goodwill and Other Intangibles (effective January 1, 2002). Under Statement 142, the Company will no longer amortize goodwill but, instead, will test such goodwill for impairment on an annual basis.


FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Company had a working capital deficit of approximately $21,079,000 compared to a working capital deficit of approximately $33,283,000 at December 31, 2000. The reduction in the working capital deficit was due to the proceeds received by the Company from the sale of Debentures, the reversal of the restructuring reserve relating to the Company's New Bedford warehouse facility, settlement of trade obligations at a discount and a benefit from the sale of inventory that had been deemed obsolete and written down and was subsequently sold to Grupo at original cost. During this period, the Company financed its working capital requirements and capital expenditures principally through its credit facilities, sale of Debentures, a loan from its principal stockholder, the ongoing purchase of the Company's inventory by Grupo along with licensing revenue from Grupo and the Company's other licensees.

On February 26, 1999, simultaneous with the closing of the Simon Purchase Transaction, the

Company and its subsidiaries entered into a Financing Agreement with CIT Commercial Services Group, Inc. ("CIT") and certain other financial institutions, whereby such lenders agreed to provide a revolving credit facility (the "Credit Facility") of up to $65,000,000 for working capital loans and letters of credit financing, which expires on February 26, 2002. In connection with the XOXO transaction, the Company's Financing Agreement was amended to increase the revolving credit line to up to $80,000,000, and to provide for a term loan of $10,000,000. The term loan initially bore interest, which is paid monthly, at prime plus one-half percent and principal is payable in quarterly installments of $500,000, which commenced on January 1, 2000, with a balloon payment of $5,500,000 on February 26, 2002, the maturity date. The bank has indicated a willingness to extend the maturity date. The Company is required to make certain mandatory prepayments based upon "excess cash flows" as defined in the amendment to the loan agreement.

The obligations under the Financing Agreement are collateralized by substantially all of the assets of the Company. The Financing Agreement contains various financial and other covenants and conditions, including, but not limited to, limitations on paying dividends, making acquisitions and incurring additional indebtedness.

During April 2000, the Company entered into an amendment of the Financing Agreement, under which the lenders waived compliance with certain financial covenant requirements for 1999 with which the Company was not in compliance with and amended the covenants for the year ended December 31, 2000. In addition, the amendment provided an overadvance facility based on seasonal needs. The amendment also increased the interest rate on the Company's revolving credit facility to prime plus one-quarter percent and increased the interest rate on the Company's term loan to prime plus three-quarter percent. In connection with the waivers and amendment, the Company's chief executive officer agreed to provide a personal guarantee on $3,000,000 of indebtedness outstanding under the Financing Agreement.

The Company was not in compliance, as of September 30, 2001, with certain covenants contained in its loan agreements. The Company's lenders have indicated that they have no current intention to take action with respect to such non-compliance but have not waived the covenant violations. As a result, the Company has classified the long term portions of its term loan as a current liability. There can be no assurance that the lenders will continue to cooperate with the Company.

In June 2000, First A.H.S. Acquisition Corp. ("AHS") a company owned by the Company's chief executive officer, entered into an agreement (the "Letter of Credit Agreement") with the Company's principal commercial lender to facilitate the opening of up to $17,500,000 in letters of credit for inventory for the Company. Pursuant to the Letter of Credit Agreement, the chief executive officer entered into a guaranty agreement limited to $7,000,000 of the reimbursement of AHS' obligations under the Letter of Credit Agreement. AHS owes the lender $7,060,541 under the Letter of Credit Agreement, and the Company owes AHS the same amount.

In February 2001, the Company entered into a Securities Purchase Agreement with KC Aris Fund I, L.P. ("KC") pursuant to which the Company is to issue Convertible Debentures in the aggregate sum of $10,000,000. To date, KC has purchased $7,500,000 of Debentures. The Debentures mature in three years, bear interest at the rate of 8.5% per annum, payable quarterly, and are convertible into shares of common stock at the rate of $.46 per share. Through September 30, 2001, the Company has incurred approximately $400,000 of interest expense relating to the Debentures. The Company used the proceeds to pay down a portion of borrowings under its revolving credit facility.

As a result of the Grupo Agreement, the Company no longer requires financing to purchase inventory or to finance future accounts receivable. The Company is currently reducing its revolving line of credit through the sale of inventory to Grupo and the payment of royalties by Grupo pursuant to the Grupo Agreement along with other licensee royalty payments. The Company expects that the sale of inventory to Grupo and payment of royalties by Grupo and other licensees will generate sufficient funds to pay off the revolving line of credit and to satisfy negotiated settlements with creditors.

The Company is financing its ongoing operations from the following sources: (i) royalty revenues from Grupo and other licenses; (ii) excess funds over the amount necessary to satisfy the revolving line of credit generated from sale of inventory. The Company believes that the financing discussed above will be sufficient to transition and sustain its operations as a licensing and brand management business and to payoff its revolving line of credit. However, the Company is dependent upon Grupo to fulfill its obligations under the Agreement, including its obligation to purchase substantially all of the Company's inventory on a timely basis. There can be no assurance that the Company's lenders will continue the credit facility, or not require the Company to re-pay all indebtedness or that the timing of cash receipts will be sufficient to meet obligations as they become due.

As of November 1, 2001, the Company had aggregate accounts receivable and inventory net of reserves in the amount of $6,224,000. The balance on its revolving credit facility was $4,235,000 and outstanding letters of credit issued on the Company's behalf aggregating $958,000.

The Company's long-term indebtedness consists, in part, of its obligations to BNY Financial Corporation ("BNY") under the Series A Junior Secured Note Agreement dated June 30, 1993, pursuant to which BNY is owed $6,342,000, plus interest at the rate of 7% per annum, with a final maturity date of November 3, 2002. On October 23, 2001, the Company received a forbearance from BNY relating to the $1,100,000 principal payment due November 5, 2001. Under the terms of the forbearance, the Company paid BNY $500,000 in principal along with the normally scheduled interest payment on November 5, 2001 and received a deferral until March 3, 2002 on the balance of $600,000 principal due. The principal of BNY's
Note is payable on November 3 of each year as follows:


              YEAR                                 AMOUNT
              2001                               $  500,000
              2002                               $5,842,000


BNY is also entitled to receive mandatory prepayments based upon 50% of certain "excess cash flows" of the Company as defined in the Company's note agreements with BNY.


RESULTS OF OPERATIONS

The Company reported net income of $199,000 for the three-month period ended September 30, 2001 and a net loss of $2,021,000 for the nine-month period ended September 30, 2001, compared to net losses of $3,362,000 and $15,984,000 for the three and nine-month periods ended September 30, 2000.

During the three-months ended September 30, 2001, the Company's profitability was attributable to increased licensing revenue due to the Grupo Agreement and additional licensees of the Company along with the gains recognized in connection with reversals of inventory reserves related to previously marked-down inventory that was subsequently sold to Grupo at original cost and the Company reversed approximately $333,000 of charges previously included in cost of goods sold through June 30, 2001, relating to the amortization of the Company's stock issueable under the Grupo Agreement that was subsequently rescinded (See Note 3). This was offset by costs associated with the closing of the Company's New Bedford, Massachusetts, warehouse and shipping facility, which was closed on June 22, 2001, legal expenses incurred as the Company continues its negotiated settlements with its vendors and expenses incurred in connection with the consolidation of the Company's office space.

The Company's loss for the nine-month period ended September 30, 2001, was, in part, attributable to its transition from a manufacturing operation to a licensing and brand management business. This resulted in phase-out costs associated with the consolidation of its facilities, reduction of its workforce and legal expenses incurred as the Company continues its negotiated settlements with its vendors, offset by the reversals of restructuring and inventory reserves related to previously reserved inventory that was subsequently sold to Grupo at original cost.

During the three and nine-month periods ended September 30, 2000, the Company incurred restructuring and other costs in the amounts of $249,000 and $1,502,000 respectively, relating to the continuing restructuring of its corporate offices and distribution facilities. In addition, the Company incurred $124,000 and $1,757,000 respectively, in start-up costs associated with new licensing arrangement for product launches which were abandoned by the Company.


REVENUES


Sales to Customers
------------------

The Company's net sales to customers during the three and nine-month periods ended September 30, 2000, decreased from $58,262,000 and $145,348,000 respectively, to $1,506,000 and $25,831,000 respectively, during the three and nine-month periods ended September 30, 2001. These decreases of $56,756,000 and $119,517,000 respectively, were due to the Company's transition from a manufacturing and distributing operation into a licensing and brand management business along with the discontinuance of formerly licensed product lines. This transition to a licensing company substantially reduced sales but increased royalty revenues derived from the Company's Members Only, XOXO and Fragile trademarks.


Sales to Licensee
-----------------

The decrease in sales to customers during the three and nine-month periods ended September 30, 2001, was partially offset by sales of $3,807,000 and $13,285,000 respectively, of inventory to the Company's new licensee under its Agreement to purchase inventory from the Company at cost.


Royalty Income
--------------

The Company's royalty income increased from $752,000 during the three-months ended September 30, 2000, to $3,609,000 for the three-months ended September 30, 2001. This increase was attributable, in part, to $2,706,000 in royalty income earned under the Company's new license Agreement with Grupo. For the calendar year 2001 the guaranteed minimum royalty due from Grupo is $8,100,000. In addition to the Grupo Agreement, royalty revenues derived from the license of the Company's Members Only, XOXO and Fragile trademarks in the following categories of mens sportswear, mens tailored suits and sportcoats, eyeglasses, activewear essentials, shoes, swimwear, handbags, leather and suede sportswear, girls sportswear, girls swimwear, girls outerwear, school supplies and, in Canada, men's outerwear increased from $752,000 for the three-months ended September 30, 2000 to $903,000 during the three-months ended September 30, 2001. This increase is due to the Company's ongoing program of expanding its licensing base which had ten licensees as of September 30, 2000 as compared to eighteen licensees, excluding Grupo, as of September 30, 2001.

The Company's royalty income increased from $1,913,000 during the nine-months ended September 30, 2000, to $9,080,000 for the nine-months ended September 30, 2001. This increase was attributable to $6,407,000 in royalty income earned under the Company's new license Agreement with Grupo. In addition to the Grupo Agreement, royalty revenues derived from the license of the Company's Members Only, XOXO and Fragile trademarks in the following categories of mens sportswear, mens tailored suits and sportcoats, eyeglasses, activewear essentials, shoes, swimwear, handbags, leather and suede sportswear, girls sportswear, girls swimwear, girls outerwear, school supplies and, in Canada, men's outerwear increased from $1,913,000 for the nine-months ended September 30, 2000 to $2,673,000 during the nine-months ended September 30, 2001. This increase is due to the Company's ongoing program of expanding its licensing base which had ten licensees as of September 30, 2000 as compared to eighteen licensees, excluding Grupo, as of September 30, 2001.


Commission Income
-----------------

During the nine-months ended September 30, 2001, the Company earned $660,000 in selling commissions from Grupo on sales of Members Only products.


GROSS PROFIT

Gross Profit for the three-months ended September 30, 2001 was $5,921,000 or 66.4% of revenues compared to $17,265,000 or 29.3% of revenues for the three-months ended September 30, 2000. Gross profit as a percentage of revenues was positively impacted by an increase in royalty income as the Company completed its second full quarter as a licensing and brand management business, a reduction in the Company's reserve for inventory obsolescence of approximately $801,000 related to the sale at original cost of previously reserved inventory and the Company's reversal of approximately $333,000 of charges previously included in cost of goods sold relating to the amortization of the Company's stock issuable under the Grupo Agreement that was subsequently rescinded (See
Note 3)

Gross Profit for the nine-months ended September 30, 2001 was $20,953,000 or 42.9% of revenues compared to $48,744,000 or 33.1% of revenues for the nine-months ended September 30, 2000. Gross profit was positively impacted by an increase in royalty and commission income and a reduction in the Company's reserve for inventory obsolescence of approximately $2,801,000 related to the sale at original cost of previously reserved inventory.


SELLING AND ADMINISTRATIVE EXPENSES

Selling and Administrative expenses were $5,063,000 or 56.7% of revenue for the three-months ended September 30, 2001 as compared to $18,741,000 or 31.8% of revenue for the three-months ended September 30, 2000. The increase in Selling and Administrative expenses as a percentage of revenues is attributable to the Company's transition into a licensing and brand management business. Under the terms of the Agreement, effective March 1, 2001 Grupo assumed the majority of the Company's responsibilities for Selling and Administrative expenses except for expenses relating to the Company's corporate functions and costs incurred in the operation of the Company's New Bedford warehouse, which closed on June 22, 2001.

Selling and Administrative expenses were $23,937,000 or 49.0% of revenue for the nine-months ended September 30, 2001 as compared to $57,382,000 or 39.0% of revenue for the nine-months ended September 30, 2000. The increase in Selling and Administrative expenses as a percentage of revenues is attributable to the Company's transition into a licensing and brand management business.


START-UP COSTS OF NEW LICENSING OPERATIONS

During the three and nine-month periods ended September 30, 2000, the Company incurred $124,000 and $1,757,000 respectively, of start-up costs relating to various license agreements. These start-up costs consisted of salaries, samples and related supplies directly attributable to newly licensed operations. The Company does not expect to incur such costs during fiscal 2001.


RESTRUCTURING AND OTHER COSTS

During the nine-month period ended September 30, 2001, the Company recognized a recovery of approximately $1,679,000 of restructuring charges that were accrued in the fourth quarter of 2000 relating to the remaining rent due under the Company's lease of its New Bedford, Massachusetts warehouse. Under the terms of the settlement agreement reached with its landlord, the Company was released from all obligations under the lease in exchange for cash payments of $850,000.

During the nine-month period ended September 30, 2000 the Company recorded charges of $1,502,000 associated with the restructuring of its corporate office and distribution facilities. These charges related primarily to employee severance costs.


INTEREST EXPENSE

Interest expense for the three-months ended September 30, 2001 was $760,000 as compared to $1,544,000 for the three-months ended September 30, 2000. This decrease was primarily attributable to a reduction in borrowings under the Company's financing agreement as a result of the transition into a licensing and brand management business, as previously discussed, along with reductions in the prime lending rate offset by interest incurred on the $7,500,000 Convertible Debentures financing during the quarter and related party loans.

Interest expense for the nine-months ended September 30, 2001 was $2,611,000 as compared to $4,047,000 for the nine-months ended September 30, 2000. This decrease was primarily attributable to a reduction in borrowings under the Company's financing agreement as a result of the transition into a licensing and brand management business, as previously discussed, along with reductions in the prime lending rate offset by interest incurred on the $7,500,000 Convertible Debentures financing during the period and related party loans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable




                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

On March 1, 2001, TrizecHahnSwig, LLC, the landlord of the Company's premises at 1411 Broadway, commenced a non-payment proceeding against the Company in the Civil Court of the City of New York. The proceeding seeks rent in the amount of $600,000 and possession of the premises. The Company is defending the proceeding on the basis that the Landlord orally agreed to terminate the lease as of January 31, 2001. In June 2001, the State Court of the State of New York, County of New York, dismissed the Company's claim based on the oral agreement making it unlikely that the Civil Court will uphold the Company's defense. If the Company is unsuccessful, it may continue to be liable for the remaining lease payments unless the landlord re-leases the premises for the balance of the term of the Company's lease. The Company is currently negotiating to sublease the premises.

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

The Company and Perry Ellis International, Inc. ("PEI") agreed to settle PEI's claims in the amount of $1,300,000 against the Company by the Company's agreement to pay $900,000 over eight months and the Company's agreement to pay 9/13 of any royalties over $1,300,000 found to be due from the Company.


ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None





                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   ARIS INDUSTRIES, INC.
                                                        (Registrant)

Date: November 9, 2001                       By /s/
                                             -----------------------------------
                                                       Paul Spector
                                             Chief Financial Officer / Treasurer

(c) INDEX TO EXHIBITS

                                                                                       Filed as Indicated Exhibit
                                                                                        to Document Referenced in
    Exhibit No.                                Description                                    Footnote No.
    -----------                                -----------                                    ------------

        3.3          Restated Certificate of Incorporation filed on June 30, 1993                  (3)

        3.4          Amended and Restated By-Laws effective June 30, 1993                          (3)

        3.5          Amendment to the Restated Certificate of Incorporation filed                 (20)
                     with the Secretary of State on July 29, 1999

        3.6          Amendment to the Restated Certificate of Incorporation filed                 (21)
                     with the Secretary of State in January 2001

       10.67         Series A Junior Secured Note Agreement dated as of June 30,                   (3)
                     1993 between Registrant and BNY Financial Corporation.

       10.68         Series A Junior Secured Note dated as of June 30, 1993 issued                 (3)
                     by Registrant to BNY Financial Corporation.

       10.72         Secondary Pledge Agreement dated as of June 30, 1993 between                  (3)
                     Registrant, BNY Financial Corporation and AIF II, L.P.

       10.81         Form of Indemnification Agreement dated as of June 30, 1993                   (3)
                     between Registrant and each member of Registrant's Board of
                     Directors.

       10.99         Warrant dated September 30, 1996 issued by Aris Industries,                  (10)
                     Inc. to Heller Financial, Inc.

      10.111         Securities Purchase Agreement, dated as of February 26, 1999,                (17)
                     between Aris Industries, Inc., Apollo Aris Partners, L.P.,
                     AIF, L.P., The Simon Group, L.L.C. and Arnold Simon.

      10.112         Shareholders Agreement, dated as of February 26, 1999, between               (17)
                     Aris Industries, Inc., Apollo Aris Partners, L.P., AIF, L.P.,
                     The Simon Group, L.L.C. and Charles S. Ramat.

      10.113         Equity Registration Rights Agreement, dated as of February 26,               (17)
                     1999, between Aris Industries, Inc., Apollo Aris Partners,
                     L.P., AIF, L.P., The Simon Group, L.L.C. and Charles S. Ramat.


                                                                                       Filed as Indicated Exhibit
                                                                                        to Document Referenced in
    Exhibit No.                                Description                                    Footnote No.
    -----------                                -----------                                    ------------

      10.115         Financing Agreement dated February 26, 1999 by and among the                 (18)
                     Company and its Subsidiaries and CIT Commercial Group, Inc.
                     and the other Financial Industries named therein.

      10.116         Agreement and Plan of Merger dated July 19, 1999 by and among                (19)
                     Aris Industries, Inc., XOXO Acquisition Corp. and Lola, Inc.
                     and its shareholders ("Agreement and Plan of Merger").  The exhibits and schedules to the Agreement and Plan of Merger are listed on the last page of such Agreement.  Such exhibits and schedules have not been filed by the Registrant, who hereby undertakes to file such exhibits and schedules upon request of the Commission.

      10.117         Amendment No. 1 to Agreement and Plan of Merger.                             (19)

      10.118         Employment Agreement by and among the Registrant, Europe Craft               (19)
                     Imports, Inc., ECI Sportswear, Inc., XOXO and Gregg Fiene,
                     dated August 10, 1999.

      10.119         Employment Agreement by and among the Registrant, ECI, ECI                   (19)
                     Sportswear, Inc., XOXO and Gregg Fiene, dated August 10, 1999.

      10.120         Shareholders' Agreement by and among the Registrant, The Simon               (19)
                     Group, LLC, Gregg Fiene, Michele Bohbot and Lynne Hanson,
                     dated August 10, 1999.

      10.121         Amendment No. 2 to Financing Agreement by and among Aris                     (19)
                     Industries, Inc., Europe Craft Imports, Inc., ECI Sportswear,
                     Inc., Stetson Clothing Company, Inc., XOXO; the Financial
                     Institutions from time to time party to the Financing
                     Agreement, as Lenders; and The CIT Group/Commercial Services,
                     Inc. as Agent, dated August 10, 1999.

      10.122         Amended and Restated 1993 Stock Option Plan                                  (16)

      10.123         Employment Agreement with Steven Feiner                                      (21)

      10.124         Employment Agreement with Maurice Dickson                                    (21)

      10.125         Agreement between the Company and certain of its subsidiaries                (21)
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

-----------------------------

* The Schedules and Exhibits to such Agreements have not been filed by the Company, who hereby undertakes to file such schedules and exhibits upon request of the Commission.