Form 10-K
period 2001-12-31
ARIS INDUSTRIES INC
filed 2002-04-15
CIK 100979

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


FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001         COMMISSION FILE NO.: 1-4814


                              ARIS INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 NEW YORK                                        22-1715274
       (State or other jurisdiction                           (I.R.S. Employer
    of incorporation or organization)                        Identification No.)
    ---------------------------------                        -------------------

     463 SEVENTH AVENUE, NEW YORK, NY                             10018
 ---------------------------------------                      ------------------
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

         Yes   X           No
            ------           ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.

         Yes   X           No
             ------          ------

     As of March 15, 2002, 88,944,719 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the 24,379,414 shares of voting stock of the Registrant held by non-affiliates of the Registrant at March 15, 2002 was $5,851,059.

     Documents incorporated by reference: None.

================================================================================

                              ARIS INDUSTRIES, INC.

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I   ................................................................
         Item 1.  Business...............................................    1
         Item 2.  Properties.............................................    5
         Item 3.  Legal Proceedings......................................    5
         Item 4.  Submission of Matters to a Vote of Security Holders....    7

PART II  ................................................................
         Item 5.  Market for Registrant's Common Equity
                  and Related Security Holder Matters....................    7
         Item 6.  Selected Financial Data................................    9
         Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................    9
         Item 7A. Quantitative and Qualitative Disclosures
                  about Market Risk .....................................   18
         Item 8.  Financial Statements and Supplementary Data............   18
         Item 9.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure.................   18

Part III ................................................................
         Item 10. Directors and Executive Officers of the Registrant.....   19
         Item 11. Executive Compensation.................................   21
         Item 12. Security Ownership of Certain Beneficial
                  Owners and Management..................................   25
         Item 13. Certain Relationships and Related Transactions.........   27

PART IV  ................................................................
         Item 14. Exhibits, Financial Statements Schedules and
                  Reports on Form 8-K....................................   30

SIGNATURES...............................................................   35

                                     PART I

ITEM 1. BUSINESS.

INTRODUCTION AND CURRENT BUSINESS

     Aris Industries Inc. ("the Company"), is a New York corporation organized in 1947. Aris' current strategy is to continue to capitalize on its highly recognized brand names worldwide while broadening its channels of distribution and overseeing the improvement in manufacturing efficiencies and cost controls of its primary licensee. The Company attributes the strength of its brand names to the quality, fit and design of its products which have developed a high degree of consumer loyalty and a high level of repeat business. Consistent with this strategy, the Company has and will eliminate those businesses which generate a profit contribution below the Company's desired return. Since 1999 the Company has eliminated several under-performing brands including FUBU(R) and Perry Ellis(R).

     During 2001, Aris Industries, Inc. (the "Company", the "Registrant" or "Aris") continued its transformation from a manufacturer and importer of outerwear, sportswear and loungewear to a licensor or sublicensor of its owned or licensed trademarks. In early 2001, Aris entered into an agreement (the "Grupo Agreement"), which became effective March 1, 2001, with Grupo Xtra of New York, Inc. ("Grupo"), an unaffiliated third party, giving Grupo the exclusive right in the United States, Puerto Rico, the Caribbean Islands and Israel to manufacture and sell, subject to Aris' design and quality approvals, women's clothing, jeanswear and sportswear under the XOXO(R) and Fragile(R) trademarks and sportswear and outerwear under the Members Only(R) trademark. In addition, Aris granted Grupo the right to manufacture and sell products covered by its license agreements for Brooks Brothers Golfwear and Baby Phat sportswear. Grupo was also granted the right to operate the Company's XOXO outlet stores, which the Company used to provide a channel for disposing of excess and irregular inventory. In exchange, Grupo agreed to purchase substantially all of Aris's inventory of such products, pay royalties based on its sales of such products and assume certain of Aris's overhead obligations and contracts. Grupo completed the purchase of such inventory at the end of 2001.

     The Company's sportswear and jeanswear brands are distributed to approximately 1,200 department and specialty stores in the United States, including such leading retailers as Federated Department Stores, May Company, Nordstroms and Saks Incorporated. The Company's brands are also distributed overseas through its licensed distributors in Mexico, Canada, Central America, Japan and the Middle East. The Company is in discussions with various groups to enter into license or distributorship agreements in Central Europe, Australia, South Africa, China and Southeast Asia.

     The Grupo Agreement provides for royalties ranging from 7% to 9% of Grupo's net sales, with reductions for certain sales of "closeouts, seconds or irregulars." Minimum annual royalties were $8,100,000 for 2001 and increase by 14% per year until they reach $13,500,000. The term of the Grupo Agreement is for five years, with options by Grupo for four additional five year periods. Grupo and the Company are in the process of reconciling the amount of royalties due for net sales in 2001.

     Grupo was frequently late in fulfilling its payment obligations under the Agreement. Following the end of the year, it continued to be late in making payments to the Company and has violated the Agreement in other ways. In March 2002, the Company sent Grupo notices of termination of the Agreement. Under the Agreement, as amended, the Company is required to give Grupo thirty days notice of any termination. The Company has the option to terminate the Agreement and re-license the brands to other interested parties or take back the license and operate it as a separate wholesale company using current management and a cash infusion, if available. The Company is currently negotiating with Grupo to take back the license and operate it as a separate wholesale company.

     Aris oversees the design, manufacture and marketing of a broad line of young womens apparel, including jeanswear, mens outerwear and accessories sold under a variety of internationally recognized brand names owned or licensed by the Company. These products are sold under license agreements with sixteen licensees who are required to pay royalties to the Company for sales made under the Company's XOXO(R), Fragile(R) and Members Only(R) labels. These licenses provided $3,065,000 in royalties in 2001 and are required to pay minimum royalties of $3,383,000 in 2002, which increase to $7,069,000 in 2005, including potential renewals.

     The Company was incorporated in the State of New York in 1947. Reference to the Company includes its subsidiaries, where applicable. The Company's principal executive offices are located at 463 Seventh Avenue, New York, NY. Its phone number at such offices is 646-473-4200.

TRADEMARKS AND LICENSING

     The Company has registered the trademark Members Only(R) in the United States and 47 other countries, principally for use in connection with apparel and other men's clothing.

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

MEMBERS ONLY LICENSING

     In addition to the Grupo Agreement, the Company has granted licenses of the Members Only(R) trademark for the manufacture and sale of eyewear.

XOXO(R) LICENSING

     In addition to the Grupo agreement, the Company has granted domestic licenses to use XOXO(R) and, in some cases, Fragile(R) for the manufacture and sale of the following product categories: eyewear, activewear essentials, outerwear, footwear, swimwear, handbags, leather and suede sportswear, girls sportswear, girls swimwear, girls outerwear, school supplies and cell phone accessories. In addition, the Company has granted master licenses for use of the XOXO(R) trademark in Mexico, Canada, Central America, portions of South America, Japan and the Middle East. The Company is in discussions with various groups to enter into license or distributorship agreements in Central Europe, Australia, South Africa, China and Southeast Asia.

LICENSE AGREEMENTS FOR TRADEMARKS OWNED BY OTHERS

     Baby Phat. The Company is party to a license agreement with Phat Fashions LLC to manufacture and sell casual apparel for women in all fabrics, excluding swimwear and accessories, under the Baby Phat(R) trademark for a term which commenced on July 1, 1999 and expires on December 31, 2004. The Company was granted ten renewal terms of five years each. Pursuant to the agreement, the Company is obligated to pay a royalty equal to 8% of its net sales of regularly priced products, and 6% of net sales at outlet stores, or for items sold at 25% or more below the Company's regular selling prices. Pursuant to the agreement, the Company's minimum guaranteed royalties range from $960,000 in the first year of the agreement to $1,920,000 in 2004. Its minimum advertising payments equal 3% of the minimum sales requirements.

     The Company has assigned the Baby Phat license to Grupo. The Company still oversees the design, sales and marketing of Baby Phat products to be sure that the product that is distributed is correct for the licensor. The Company's Baby Phat branded products are distributed in approximately 1,300 stores, primarily in specialty and department stores in the United States. The Company remains responsible for the obligations under such agreement, but is entitled to indemnification from Grupo if it fails to perform those obligations.

     Grupo failed to timely report its net sales of Baby Phat products for the year ended December 31, 2001, and failed to make certain payments required under the Baby Phat License Agreement. As a result, Phat Fashions sent a notice terminating the Baby Phat Licensing Agreement. Management is currently in discussion with Phat Fashions regarding a cure of Grupo's breaches and, although no assurances can be given, is confident that the notice of termination will be rescinded.

     Brooks Brothers Golf. At the end of 2001, Grupo discontinued use of the Brooks Brother Golf trademark and Brooks Brothers terminated the Company's license.

     The following table summarizes the Company's licenses and sub-licenses:

              LICENSEE                              DESCRIPTION
--------------------------------------------------------------------------------
Grupo Xtra of New York, Inc.    XOXO, Fragile and Members Only license and
                                Baby Phat sub-licensee for jeanswear and
                                sportswear in U.S., Puerto Rico, Caribbean
                                Islands and Israel
--------------------------------------------------------------------------------
3743233 Canada Inc.             XOXO clothing and accessories in Canada
--------------------------------------------------------------------------------
Accessory Exchange              XOXO handbags and small leather goods
                                including backpacks and purses in the U.S,
                                its territories and possessions
--------------------------------------------------------------------------------
Al Sawani                       XOXO clothing and accessories in the Middle East
--------------------------------------------------------------------------------
Global Brand Marketing          XOXO footwear worldwide
--------------------------------------------------------------------------------
Gottex Models Inc.              XOXO and Fragile swimwear and beachwear in
                                the U.S., U.K., Spain, Germany, France,
                                Italy, Benelux and Hong Kong
--------------------------------------------------------------------------------
Grupo Aviara, S.A. de C.V.      XOXO and Fragile clothing and accessories
                                in Mexico
--------------------------------------------------------------------------------
Itochu Corporation              XOXO clothing and accessories in Japan
--------------------------------------------------------------------------------
Kids Headquarters/Wear Me       XOXO and Fragile clothing apparel for girls
Apparel                         sizes 0-16 in the U.S.
--------------------------------------------------------------------------------
Koba Eyewear                    XOXO, Fragile and Members Only eyewear in the
                                U.S., Canada, Europe, Hong Kong and Korea
--------------------------------------------------------------------------------
New Attachments                 XOXO lycra-type essentials and basics such
                                as leggings, t-shirts and tank tops in
                                the U.S.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
North Shore Sportswear          XOXO junior outerwear, including textile and
                                leather outerwear in the U.S., its territories
                                and possessions
--------------------------------------------------------------------------------
Plymouth Inc.                   XOXO arts & crafts school and stationery
                                supplies in the U.S. and Canada
--------------------------------------------------------------------------------
Robin International             XOXO and Fragile outerwear and swimwear for
                                girls sizes 0-16 in the U.S., its territories
                                and possessions
--------------------------------------------------------------------------------
Grupo Zbeda                     XOXO and Fragile clothing & accessories in
                                certain South & Central American territories
--------------------------------------------------------------------------------
Motorola                        XOXO telephone components and accessories for
                                use with or part of a wireless device worldwide
--------------------------------------------------------------------------------

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

CUSTOMERS, MARKETING AND DISTRIBUTION

     The Company's licensed products are sold primarily to department and specialty stores and national retail chains. The Company had sales to two customers, namely Federated Department Stores and May Department Stores, that represented 15% and 11%, respectively, of net sales for the year ended December 31, 2000. Currently, substantially all of the Company's revenues are derived from royalties. During 2001, royalties from Grupo represented 74% of the Company's royalty revenues.

COMPETITION

     The Company's licensees sell products in markets which place a premium on identifiable brand names. The Company's licensees compete with other apparel manufacturers based on style, quality, value and brand recognition. The apparel products sold by the Company's licensees, which are sold on the main selling floors of its retail store customers, are facing increasing competition from the expanded dedication of retail floor space to "designer collections".

THE APPAREL INDUSTRY

     The apparel industry is volatile and unpredictable due to changes in consumer buying patterns, weather conditions and other factors.

EMPLOYEES

     As of December 31, 2001, the Company and its subsidiaries had approximately 71 full and part-time employees on its payroll, principally in its retail stores. This is a reduction from the 683 full and part-time employees as of December 31, 2000 due the Company's transformation from a manufacturing and distributing operation into a licensing operation.

FOREIGN SALES

     Although the Company's licensees sell products in Canada, Mexico, South and Central America and Japan, royalties from such sales have not comprised a significant portion of the Company's licensing income. The Company is in discussions with various groups to enter into license or distributorship agreements in Central Europe, Australia, South Africa, China and Southeast Asia.

ITEM 2. PROPERTIES.

     The Company currently has approximately 20,000 square feet of leased space for its executive and sales offices and showrooms at 463 Seventh Avenue in New York City, approximately 11,615 square feet of office and showroom space at 1466 Broadway in New York City for XOXO and Baby Phat and approximately 212,939 square feet in Commerce and Los Angeles, California for office, showroom, manufacturing and distribution use in connection with the XOXO and Baby Phat businesses. Grupo pays 100% of the rental expense for the space at 1466 Broadway and California. The Company had outlet stores in the following locations at December 31, 2001: Virginia, Florida, California, New Jersey, New York, Nevada, Illinois and Pennsylvania of approximately 37,921 square feet, as well as full-price retail stores in New York and California of approximately 14,700 square feet. Grupo has agreed to assume the leases for, and to operate, the outlet stores. The Company has the option to terminate the Grupo Agreement and re-license the brands to other interested parties or to take back the license and operate the Company as a separate wholesale company using current management and a cash infusion, if available. The Company is currently negotiating with Grupo to take back the license and to operate the Company as a separate wholesale company.

     In January 2002, the Company decided to scale back its retail operations, and has closed three of its four full-price retail stores subsequent to 2001. The Company will record a restructuring charge in the first quarter of 2002 to cover the exit costs from the three locations.

ITEM 3. LEGAL PROCEEDINGS.

     The Company, in the ordinary course of its business, is party to various legal actions the outcome of which the Company believes will not have a material adverse effect on its consolidated financial position and results of operations at December 31, 2001. In addition, the Company is subject to the following:

     Dorfman and Heimsohen v. Aris Industries, Inc.: An action was commenced in the United States District Court by the plaintiffs, claiming they were dismissed as sales representatives in violation of the Age Discrimination and Employment Act. The Company denied the allegations of the complaint and vigorously defended the action. During the first quarter of 2002, the Company agreed to settle the action for $45,000, payable over five months.

     Coronet Group, Inc. v. Europe Craft Imports, Inc.: Coronet has sued Europe Craft Imports, Inc., a wholly-owned subsidiary of the Company, in the Supreme Court of the State of New York, County of New York, claiming that Europe Craft breached a license agreement as Licensor of the Members Only trademark to Coronet, and seeking damages in the amount of approximately $1,000,000. Europe Craft has counterclaimed for unpaid future royalties under the agreement and intends to vigorously dispute Coronet's claims. The case is in the later stages of pre-trial discovery. The Company intends to vigorously defend the action and pursue its claim against Coronet.

     Campers World International, Inc. v. Perry Ellis International and Aris Industries, Inc.: Campers World instituted an action in the United States District Court for the Southern District of New York in January 2002 against Perry Ellis International, Inc. ("PEI") and the Company. The complaint alleges that Campers World purchased approximately 460,000 pairs of PEI jeans from Aris for approximately $4,600,000 and subsequently sold those jeans to Costco. PEI thereafter informed Costco that the sale by Campers World to it was an unauthorized use of PEI's trademarks and that Aris was not authorized to sell the jeans to Campers World or to permit it to allow Campers World to sell jeans to Costco. Campers World seeks return of the purchase price and other damages from Aris. PEI has also asserted a cross-claim against Aris and its subsidiaries and the Company's chief executive officer alleging that Aris violated various license agreements regarding PEI's trademarks. Aris has answered the Campers World complaint denying the material allegations. In particular, Aris denies that it made the sale to Campers World that is the subject of its complaint. Aris has yet to answer PEI's cross-claim. Aris currently intends to vigorously defend the main action and cross-claim.

     1411 TrizecHahn-Swig, LLC v. Aris: On March 1, 2001, TrizecHahnSwig, LLC, the landlord of the Company's premises at 1411 Broadway, commenced a non-payment proceeding against the Company in the Civil Court of the City of New York. The proceeding sought rent arrears and possession of the premises. On December 19, 2001 said action was dismissed by Order by Honorable Robert Sackett, J.C.C.
Aris commenced an action against TrizecHahnSwig, LLC, in the Supreme Court of the State of New York, County of New York, seeking a declaratory judgement that the 1411 lease terminated as of January 31, 2001. This action was dismissed by order of Honorable Sheila Abdus-Salaam, J.S.C. on May 22, 2001. Aris is appealing this dismissal in the Apellate Division of the Supreme Court of the State of New York, First Department. This appeal is pending. The Company has surrendered possession of the premises at 1411 Broadway. In January 2002 TrizecHahnSwig, LLC, commenced a new action against Aris in the Supreme Court of the State of New York, County of New York seeking rent arrears in the amount of $703,000. The Company is defending this action, has noticed a motion to dismiss and will defend the action and raise counter-claims. TrizecHahnSwig, LLC, has offered to settle this matter in exchange for a payment of $1,000,000 by the Company. The Company is currently evaluating this offer.

     Guy Kinberg v. Aris: In December 2001, Guy Kinberg, the former head of production for the Company, commenced an action in the Supreme Court of the State of New York, County of New York, claiming that his termination by the Company breached his employment agreement. Kinberg is seeking $1,200,000 in damages, representing salary and severance under the agreement. The Company believes it had cause to terminate the agreement and intends to vigorously defend the action.

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

     Minolta Business Solutions, Inc. v. XOXO: On August 28, 2001, Minolta Business Solutions, Inc. ("Minolta") filed a complaint in the Los Angeles Superior Court alleging breach of contract and various related claims against XOXO. Minolta and XOXO had entered into a three-year lease whereby Minolta would provide color copier equipment to XOXO. The lease was cancelled because XOXO was not satisfied with Minolta's copier equipment, and Minolta now claims that XOXO still owes it $49,038.97 as a result of that cancellation. XOXO disputes that any amount is owed to Minolta at all, and intends to defend the matter vigorously. The matter is set for trial on August 5, 2002, and the prevailing party may be liable to pay the other party's attorneys' fees and other litigation expenses.

     Fashion World-Santa v. Lola, Inc.: On February 11, 2002, Fashion World-Santa filed an unlawful detainer action against Lola, Inc. ("Lola") in the Los Angeles Superior Court. That action sought to evict Lola, on grounds of non-payment of rent, from an XOXO retail store located in Beverly Hills, California. Lola is a party to a five-year lease for that store, and that lease does not expire until April 2006. XOXO Clothing Company, Inc. responded to the complaint as successor in interest to Lola, Inc., denying the material allegations of the complaint, and asserting other affirmative defenses. On February 27, 2002, XOXO vacated the property and returned possession of the premises to the plaintiff. On March 11, 2002, the Superior Court set the matter for trial on April 8, 2002, although it is not expected that this trial date will be continued now that possession of the premises is not at issue. XOXO wishes to pursue a settlement with the plaintiff but also intends to contest the plaintiff's allegations and defend the action if necessary. Under the terms of the lease, XOXO may potentially be liable for approximately $1.8 million in future rent, plus attorneys' fees and costs, but that figure should be reduced substantially as a result of the plaintiff's obligation to mitigate its damages.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2001.

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

                                                  High               Low
                                                  ----               ---
2000     First Quarter                          $2.0000            $1.0000
         Second Quarter                          1.0625             0.7500
         Third Quarter                           0.9375             0.4000
         Fourth Quarter                          0.4000             0.1400

2001     First Quarter                          $0.7500            $0.3300
         Second Quarter                          0.5000             0.3100
         Third Quarter                           0.4500             0.2100
         Fourth Quarter                          0.3700             0.1500

     There were approximately 3,610 shareholders of record as of March 15, 2002.

RECENT SALES OF UNREGISTERED SECURITIES

     In February 2001, the Company entered into a Securities Purchase Agreement with KC Aris Fund I, L.P. ("KC") pursuant to which the Company was to issue Convertible Debentures for $10,000,000 to KC. Pursuant to the Debentures, which mature in three years and bear interest at the rate of 8.5% per annum payable quarterly in arrears, KC may convert the unpaid principal and any accrued interest into shares of common stock at a conversion price of $.46 per share. KC purchased only $7,500,000 of Debentures, convertible into 16,304,347 shares of Common Stock. The issuance and sale of the Debenture were exempt from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering.

     In March 2001, in settlement of a disputed claim with Tarrant Apparel Group, Inc., the Company issued 1,500,000 shares of its common stock to Tarrant, with a value of $1,050,000. The Company agreed that, in the event the market value of such shares as of December 31, 2001 is less than $3,300,000, the Company will either, at its option (x) pay to Tarrant in cash an amount, or (y) issue to Tarrant additional shares of common stock having a share value, equal to the difference between $3,300,000 and the greater of the share value as of December 31, 2001 and $1,050,000. In February, 2002, the Company issued 6,617,647 shares of its common stock pursuant to the Agreement. The issuance of shares to Tarrant was exempt from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA

                                    (In thousands except for per share data)


                                      Year Ended      Year Ended      Year Ended     Year Ended      Year Ended
------------------------------------------------------------------------------------------------------------------
                                       12/31/01        12/31/00      12/31/99(2)      12/31/98(1)     12/31/97
------------------------------------------------------------------------------------------------------------------
Net sales                              $46,808         $199,439        $175,359       $127,680         $94,359
------------------------------------------------------------------------------------------------------------------
(Loss) income before extraordinary
items                                   (5,432)        (36,480)         (10,583)        (4,250)          2,333
------------------------------------------------------------------------------------------------------------------
Net (loss) income                       (3,434)(3)     (36,480)         (10,583)        (3,728)          2,333
------------------------------------------------------------------------------------------------------------------
Net (loss) earnings per share
before extraordinary items-basic          (.07)           (.46)            (.19)          (.29)            .18
------------------------------------------------------------------------------------------------------------------
Net (loss) earnings per share
before extraordinary items-               (.07)           (.46)            (.19)          (.29)            .16
diluted

------------------------------------------------------------------------------------------------------------------
Net (loss) earnings per share-            (.04)           (.46)            (.19)          (.25)            .18
basic
------------------------------------------------------------------------------------------------------------------
Net (loss) earnings per share-            (.04)           (.46)            (.19)          (.25)            .16
diluted
------------------------------------------------------------------------------------------------------------------
Total assets                            48,696         100,209          106,117         77,332          73,837
------------------------------------------------------------------------------------------------------------------
Long-term debt                           7,500           5,242           14,342         16,438          16,930
------------------------------------------------------------------------------------------------------------------
Working capital/(deficit)              (28,334)        (33,283)           7,419          9,551          11,738
------------------------------------------------------------------------------------------------------------------
Stockholders' equity                     1,177           3,486           39,251         14,092          17,814
------------------------------------------------------------------------------------------------------------------


1. Includes results of operations and assets and liabilities of Davco from its acquisition on July 15, 1997.

2. Includes results of operations and assets and liabilities of XOXO from its acquisition on August 10, 1999.

3. Includes loss of $1,272,000 related to the Company's retail store operations. The Company closed three of its four retail store locations in the first quarter of 2002. .



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements, including the notes thereto, and the "Selected Financial Data" included on page 9, and pages F-1 through F-29, respectively, of this Annual Report.

FORWARD LOOKING STATEMENTS

     This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including the ability of the Company to satisfy the conditions and requirements of the credit facilities of the Company, the effect of national and regional economic conditions, the overall level of consumer spending, the performance of the Company's products within prevailing retail environment, customer acceptance of both new designs and newly-introduced product lines, and financial difficulties encountered by customers. All statements other than statements of historical facts included in this Annual Report, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition," are forward-looking statements. Although the Company believes that expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

     The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures relating to contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. The most significant estimates relate to the allowances for sales returns, discounts, credits and doubtful accounts, inventory valuation allowances, recoverability of long-lived assets and valuation allowances on deferred tax assets. Actual results could differ from those estimates.

LONG-LIVED ASSETS

     The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company evaluates the carrying value of its long-lived assets in relation to the operating performance and future undiscounted cash flows of the underlying assets when indications of impairment are present. If an impairment is determined to exist, any related impairment loss is calculated based on fair value.

     In 2001, the Company recorded an impairment charge of $242,000 on leasehold improvements with respect to former office spaces which are currently being sub-leased out. Estimated future cash flows related to these premises indicated that the net assets are not recoverable. The Company also recorded an impairment charge of $220,000 which represented the net book value of various computer and other equipment that has become idle as a result of the transition of the Company into a licensing and brand management business. In 1999, the Company recorded an impairment charge of $3,749,000 with respect to goodwill associated with its Perry Ellis licenses as a result of a change in the terms of the licenses. At December 31, 2001 and 2000, goodwill consists of the costs associated with the acquisition of the Company's XOXO(R) and Members Only(R) tradenames. On January 17, 2001, effective March 1, 2001, the Company entered into the Agreement and commenced a transition to a licensing and brand management business. Based on the expected cash flows from this business, the Company concluded that the carrying amount of goodwill would be fully recovered over its remaining amortization periods. However, the Company will continue to evaluate the actual and expected results from this business and reassess its conclusions with respect to any potential impairment of goodwill in 2002. If it is determined that goodwill is impaired, then an impairment charge will be recorded to reduce goodwill to its fair value. Such charge could have a material adverse effect on the Company's financial position and results of operations.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets". The

Company will be required to adopt the provisions of SFAS 142 effective January 1, 2002. Under SFAS 142, goodwill and other intangible assets with indefinite useful lives will no longer be systematically amortized. Instead such assets will be subject to reduction when their carrying amounts exceed their estimated fair values based on impairment tests that will be made at least annually. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company expects that the adoption of SFAS 142 will reduce annual amortization expense by approximately $1.8 million. Additionally, based on expected cash flows under the Grupo and other license agreements, the Company does not expect to incur goodwill and other intangible asset impairment charges associated with the adoption of this statement other than a $0.4 million charge in the first quarter of 2002 related to the closing of the retail stores. However, no assurance can be given that, in the event the Company does terminate its license agreement with Grupo, a potential future impairment charge will not be required. In addition, in August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Among other things, SFAS 144, provides guidance on the implementation of previous pronouncements related to when and how to measure impairment losses and how to account for discontinued operations. Management does not believe that the adoption of SFAS 144 will have a material impact on the Company's financial position, results of operations or cash flows.

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses for the three year period ended December 31, 2001. As of December 31, 2001, the Company had a working capital deficit of $28,334,000 and was not in compliance with certain covenants contained in its credit facilities. On January 18, 2002, the Company entered into a Forbearance Agreement with its lenders that indicated that they have no current intention to take action with respect to such non-compliance but have not waived the covenant violations. As of April 15, 2002, the Company has not made its March 31, 2002 payment against its revolving line of credit or its April 1, 2002, term loan payment aggregating $1,002,000. Accordingly, the Company is in default of the Forbearance Agreement. The Company and CIT are currently negotiating the Company's financing.

The Company plans to finance its operations in 2002, through (i) cash received from the realization of receivables, inventory and due from licensee aggregating $7,422,000, at December 31, 2001, (ii) negotiated reductions and or extended payment terms with creditors of the Company, (iii) negotiation of extended payment term of existing finance agreements and (iv) minimum royalties of $12,617,000 which the Company is due under the Grupo Agreement and from its additional licensees.

The Company believes that its financing plan will be sufficient at least through December 31, 2002, to sustain its operations as a licensing and brand management business and to payoff indebtedness under the credit facility and the term loan. However, there can be no assurance that the timing of cash receipts to be realized from working capital and operations will be sufficient to meet obligations as they become due. These factors raise substantial doubt about the entity's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has the option to terminate the Grupo Agreement and re-license the brands to other interested parties or to take back the license and operate the Company as a separate wholesale company using current management and a cash infusion, if available. The Company is currently negotiating with Grupo to take back the license to operate the Company as a separate wholesale company.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2001, the Company had a working capital deficit of approximately $28,334,000 as compared to a working capital deficit of approximately $33,283,000 at December

31, 2000. The reduction in the working capital deficit was due to the proceeds received by the Company from the sale of Debentures, the reversal of the restructuring reserve relating to the Company's New Bedford warehouse facility, settlement of trade obligations at a discount and a benefit from the sale of inventory that had been deemed obsolete and written down and was subsequently sold to Grupo at original cost. This was partially offset by the Company's net loss for the year ended December 31, 2001 and the classification of the BNY debt as current at December 31, 2001 in accordance with the terms of the note. During this period, the Company financed its working capital requirements and capital expenditures principally through its credit facilities, sale of Debentures, a loan from its principal stockholder, the ongoing purchase of the Company's inventory by Grupo along with licensing revenue from Grupo and the Company's other licensees.

     On January 18, 2002, the Company entered into a forbearance agreement with CIT. Under the terms of the forbearance agreement the following occurred; (i) the Company received $3,000,000 from Grupo of which $2,500,000 was applied against CIT's revolving line of credit and the remaining $500,000 was applied against the term loan, (ii) the Company is required to reduce the balance of the revolving credit facility and certain other amounts due CIT on a monthly basis through July 31, 2002 at which time the balances are to be repaid in full. If the outstanding balance of the revolving credit facility and certain other amounts due CIT at the end of any month exceeds the required monthly ending balance, as defined in the forbearance agreement, the Company has fifteen days to cure the excess principal before its lenders will take action against the Company, (iii) the Company is required to make installments of $500,000 on April and July 1, 2002 and the remaining balance is due on October 31, 2002 and (iv) the Company's chief executive officer agreed to extend the $3,000,000 personal guaranty to remain in effect until all obligations under the forbearance agreement are paid in full. As of April 15, 2002, the Company has not made its March 31, 2002 payment against its revolving line of credit or its April 1, 2002, term loan payment aggregating $1,002,000. Accordingly, the Company is in default of the Forbearance Agreement. The Company and CIT are currently negotiating the Company's financing.

     The obligations under the Financing Agreement are collateralized by substantially all of the assets of the Company. The Financing Agreement contains various financial and other covenants and conditions, including, but not limited to, limitations on paying dividends, making acquisitions and incurring additional indebtedness.

     The Company was not in compliance, as of December 31, 2001, with certain covenants contained in its loan agreements. The Company's lenders, under the January 18, 2002 forbearance agreement, have indicated that they have no current intention to take action with respect to such non-compliance but have not waived the covenant violations.

     The Company's chief executive officer has personally guaranteed $3 million of indebtedness outstanding under the Financing Agreement. This guaranty, which initially was to expire on December 6, 2000, has been extended until the loans are repaid in full.

     As a result of the Grupo Agreement, the Company no longer needed financing to purchase inventory or to finance future accounts receivable. During 2001, the Company reduced its revolving line of credit from $38,679,000 to $4,485,000 through the collection of accounts receivable and the sale of inventory to Grupo pursuant to the Grupo Agreement. As of March 1, 2002, the revolving line of credit has been further reduced to approximately $1,752,000.

     In June 2000, First A.H.S. Acquisition Corp. ("AHS") a company owned by the Company's chief executive officer, entered into an agreement (the "Letter of Credit Agreement") with the Company's principal commercial lender to facilitate the opening of up to $17,500,000 in letters of credit for inventory for the Company. Pursuant to the Letter of Credit Agreement, the chief executive officer entered into a guaranty agreement limited to $7,000,000 of the reimbursement of AHS' obligations under the Letter of Credit Agreement. AHS owes its lender approximately $7,060,000 under the Letter of Credit Agreement, and the Company owes AHS the same amount.

     In February 2001, the Company entered into a Securities Purchase Agreement with KC Aris Fund I, L.P. ("KC") pursuant to which the Company is to issue Convertible Debentures in the aggregate sum of $10,000,000. The Debentures mature in three years, bear interest at 8.5% per annum, payable quarterly, and are convertible into shares of common stock at the rate of $.46 per share. To date, KC has purchased $7,500,000 of Debentures, convertible into 16,304,347 shares of Common Stock. The Company used the proceeds to pay down a portion of the borrowings under its revolving credit facility. At December 31, 2001, the Company was delinquent in paying the quarterly interest payments due on July 31 and October 31, 2001. The Company made the quarterly interest payment due July 31, 2001 in January 2002 and KC has agreed not to call a default if the Company pays the October 31, 2001 payment on March 29, 2002. As of April 15, 2002, the Company has not paid the interest payment due October 31, 2001, aggregating approximately $163,000, and KC has not called a default but no assurance can be given that KC will not call a default. In the event that KC calls a default, the balance of $7,500,000 will become due and payable on demand. On April 10, 2002, the chief executive officer of the Company received a letter from the general partner ("GP") of KC stating that the limited partners ("LP") of KC have instructed the GP of KC to give the Company until April 17, 2002, to pay the overdue 2001 interest and until May 10, 2002, to pay the remaining overdue 2002 interest. The LP's have instructed the GP, in the event that these deadlines are not met, to take all necessary measures to put the Company in default and collect upon the debt.

     If the Company does not terminate Grupo's license, it intends to finance its ongoing operations from royalty revenues from Grupo and other licenses. If the Grupo license is terminated the Company will re-license the brands to other interested parties or take the license back and operate it as a separate wholesale company using current management and a cash infusion. The Company is currently negotiating with Grupo to take back the license and operate it as a separate wholesale company.

     The Company's indebtedness consists, in part, of its obligations to BNY Financial Corporation ("BNY") under the Series A Junior Secured Note Agreement dated June 30, 1993, pursuant to which BNY is owed $5,842,000. On October 23, 2001, the Company received a forbearance from BNY relating to the $1,100,000 principal payment due November 5, 2001. Under the terms of the forbearance, the Company paid BNY $500,000 in principal along with the normally scheduled interest payment on November 5, 2001 and received a deferral until March 3, 2002 on the balance of $600,000 principal due. On February 21, 2002, the Company received a further forbearance on the $600,000 principal payment that was due on March 3, 2002. BNY has agreed to defer this principal amount as follows; $50,000 due on July 1, 2002; $100,000 due on July 31, 2002 and $450,000 due on September 3, 2002. The balance of BNY's Note, $5,242,000, is payable on November 3, 2002.

     CAPITAL EXPENDITURES. By virtue of the change in the nature of the Company's operations, the Company's capital expenditures for 2001 were immaterial.

RESULTS OF OPERATIONS:

2001 Compared to 2000

The Company reported a net loss of $3,434,000 for the twelve months ended December 31, 2001 compared to a net loss of $36,480,000 for the twelve months ended December 31, 2001. The Company's loss was, in part, attributable to a loss of $1,272,000 related to its retail store operations. In January 2002 the Company implemented a plan to close three of its four retail store locations, which were unprofitable, and will take a charge in the first quarter of 2002. In addition, the Company's loss was attributable to phase-out costs associated with the consolidation of its facilities, reduction of its workforce and legal expenses incurred as the Company continues its negotiated settlements with its vendors, offset by reversals aggregating approximately $5,600,000 of restructuring and inventory reserves related to previously reserved inventory that was subsequently sold to Grupo at original cost and by significant reduction of interest expense as the result of the Company's paying down its revolving credit facility from $38,679,000 at December 31, 2000 to $4,485,000 at December 31, 2001 along with a series of reductions in the prime lending rate.

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

     REVENUES.

Sales to Customers

     The Company's net sales to customers decreased from $199,439,000 during the twelve months ended December 31, 2000 to $28,441,000 during the twelve months ended December 31, 2001. This decrease of $170,998,000 was due to the Company's transition from a manufacturing and distributing operation into a licensing and brand management business along with the discontinuance of formerly licensed product lines. This transition to a licensing company substantially reduced sales but increased royalty revenues derived from the Company's Members Only, XOXO and Fragile trademarks.

Sales to Licensee

     The decrease in sales to customers during the twelve months ended December 31, 2001 was partially offset by non-recurring sales of $18,367,000 of inventory to the Company's new licensee under its Agreement to purchase inventory from the Company at cost.

Royalty Income

     The Company's royalty income increased from $2,737,000 during the twelve months ended December 31, 2000 to $11,389,000 for the twelve months ended December 31, 2001. This increase was primarily attributable to $8,423,000 in royalty income earned under the Company's license Agreement with Grupo. For the calendar year 2001 the guaranteed minimum royalty due from Grupo was $8,100,000. In addition to the Grupo Agreement, royalty revenues derived from the license of the Company's Members Only, XOXO and Fragile trademarks in the following categories of mens sportswear, mens tailored suits and sportcoats, eyeglasses, activewear essentials, shoes, swimwear, handbags, leather and suede sportswear, girls sportswear, girls swimwear, girls outerwear and school supplies, increased from $2,737,000 for the twelve months ended December 31, 2000 to $2,966,000 during the twelve months ended December 31, 2001. This increase is due to the Company's ongoing program of expanding its licensing base.

Commission Income

     During the twelve months ended December 31, 2001 the Company earned $660,000 in selling commissions from Grupo on sales of Members Only products.

     GROSS PROFIT. Gross Profit for the twelve months ended December 31, 2001 was $24,728,000 or 42.0% of revenues compared to $57,937,000 or 28.7% of revenues for the twelve months ended December 31, 2000. Gross profit as a percentage of revenues was positively impacted by an increase in royalty income as the Company completed its third full quarter as a licensing and brand management business and a reduction in the Company's reserve for inventory obsolescence of approximately $4,000,000 related to the sale at original cost of previously reserved inventory.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and Administrative expenses were $28,071,000 or 47.7% of revenue for the twelve months ended December 31, 2001 as compared to $78,703,000 or 38.9% of revenue for the twelve months ended December 31, 2000. The increase in Selling and Administrative expenses as a percentage of revenues is attributable to the Company's transition into a licensing and brand management business. Under the terms of the Agreement, effective March 1, 2001 Grupo assumed the majority of the Company's responsibilities for Selling and Administrative expenses except for expenses relating to the Company's corporate functions and costs incurred in the operation of the Company's New Bedford warehouse, which closed on June 22, 2001.

     START-UP COSTS. During the twelve months ended December 31, 2000, the Company incurred $1,862,000 of start-up costs relating to various license agreements. These start-up costs consisted of salaries, samples and related supplies directly attributable to newly licensed operations. The Company did not incur such costs during fiscal 2001.

     RESTRUCTURING AND OTHER COSTS. During the twelve months ended December 31, 2001, the Company recognized a recovery of approximately $1,679,000 of restructuring charges that were accrued in the fourth quarter of 2000 relating to the remaining rent due under the Company's lease of its New Bedford, Massachusetts warehouse. Under the terms of the settlement agreement reached with its landlord, the Company was released from all obligations under the lease in exchange for cash payments of $850,000.

     During 2000, the Company recorded charges of $7,040,000 associated with the restructuring of its operations. The Company, through September 30, 2000, recorded a restructuring charge of $1,315,000. The charges consisted of employee severance and other costs. During the fourth quarter of 2000, the Company's board of directors approved and the Company announced a revised restructuring plan which includes moving and consolidating its headquarters, showrooms and warehouses into its existing XOXO facilities located in California. This plan resulted in a charge of $5,725,000. The charge consisted of property and equipment write-downs of $1,538,000, net of salvage costs, and lease termination costs of $4,187,000. At December 31, 2000, the Company had a remaining liability of $4,187,000 related to lease termination costs which amounts are included in accrued expenses. As of December 31, 2001, the remaining restructuring liability was approximately $567,000.

     INTEREST EXPENSE. Interest expense for the twelve months ended December 31, 2001 was $3,215,000 as compared to $6,779,000 for the twelve months ended December 31, 2000. This decrease was primarily attributable to a reduction in borrowings under the Company's financing agreement, from $38,679,000 at December 31, 2000 to $4,485,000 at December 31, 2001, as a result of the transition into a licensing and brand management business, as previously discussed, along with reductions in the prime lending rate offset by interest incurred on the $7,500,000 Convertible Debentures financing during the period and related party loans.

     AVAILABILITY OF NET OPERATING LOSS CARRYFORWARDS. The Company had approximately $105,000,000 of net operating loss carryforwards ("NOL") at December 31, 2001. The NOL's expire in varying amounts between 2001 and 2021. As a result of the change in control of the Company caused by the Simon Purchase Transaction, the utilization of approximately $57,000,000 of these NOL's are limited by Section 382 of the Internal Revenue Code to approximately $1,500,000 annually. Accordingly, the Company expects that a significant portion of these NOL's will expire. The remaining NOL's were incurred subsequent to the Simon Purchase Transaction and are not subject to the limitation.

2000 Compared to 1999

     NET INCOME. The Company reported a net loss of $ 36,480,000 for the twelve months ended December 31, 2000 compared to a net loss of $ 10,583,000 for the twelve months ended December 31, 1999. The Company's results in 2000 were negatively impacted by the termination of the Company's "Fubu" license which resulted in the Company's incurring substantial markdowns in order to liquidate remaining inventory. In addition, the Company also incurred markdowns on its Perry Ellis product lines in connection with the termination of the Company's relationship with Perry Ellis. The loss in 2000 also included restructuring and other charges of $7,040,000 consisting of (i) severance costs, and (ii) occupancy charges relating to termination of leases as part of the consolidation of facilities along with the write-off of the related abandoned assets pertaining to terminated facilities. In addition, the Company incurred $1,862,000 in start-up costs associated with new licensing arrangements some of which have subsequently been cancelled. Additionally, interest expense increased due to interest on the Company's $10,000,000 term loan dated August 10, 1999, an increase in borrowings on the Company's revolving credit facility and increases in the borrowing rate from 7.75% to 9.5% by December 31, 2000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     QUARTERLY FINANCIAL DATA.

                 (Unaudited) (in thousands except per share data)

                                                                     Per Share
                                                                     ---------
Quarter           Total Revenues   Gross Profit    Net Income/(Loss)   Basic
------            --------------   ------------    ----------------- --------
2001
  First             $ 28,728        $ 8,470            $ (3,075)      $(0.03)
  Second              11,206          6,562                 855         0.01
  Third                8,922          5,921                 199         0.00
  Fourth              10,001          3,775              (1,413)       (0.02)
                    --------        -------            --------
                    $ 58,857        $24,728            $ (3,434)
                    ========        =======            ========
2000
  First             $ 43,451        $15,152             $(7,094)      $(0.09)
  Second              44,796         15,166              (5,528)       (0.07)
  Third               59,014         16,513              (3,362)       (0.04)
  Fourth              54,915         11,106             (20,496)       (0.26)
                    --------        -------            --------
                    $202,176        $57,937            $(36,480)
                    ========        =======            ========

     The financial statements listed in the accompanying Index at Part IV, Item 14(a)1 are filed as a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On July 10, 2001, the Company engaged J.H. Cohn LLP ("JHC") as the Registrant's independent accountants for 2001, replacing PricewaterhouseCoopers LLP (the "Former Accountants") as the Registrant's independent auditors. The change was approved by the Registrant's board of directors.

     The Former Accountants' report on the Registrant's consolidated financial statements for the 1999 and 2000 did not contain any adverse opinion or disclaimer of opinion and was not qualified as to audit scope or accounting principles.

     During 1999 and 2000 there were no disagreements between the Registrant and the Former Accountants on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures, nor were there any "Reportable Events" within the meaning of Item 304(a)(1)(iv) of Regulation S-K.

     Prior to its engagement as the Company's independent accountant, JHC had not been consulted by the Company with respect to the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on the Company's financial statements.

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

NAME                 AGE     POSITION
--------------------------------------------------------------------------------
Arnold H. Simon      56      Director, Chairman, Chief Executive Officer and
                             President of the Company.
--------------------------------------------------------------------------------
Debra Simon          45      Director.
--------------------------------------------------------------------------------
Howard Schneider     74      Director.
--------------------------------------------------------------------------------
Mark Weiner          47      Director.
--------------------------------------------------------------------------------
Paul Spector         59      Senior Vice President, Chief Financial Officer,
                             Treasurer and Secretary.
--------------------------------------------------------------------------------
Gregg Fiene          50      Vice Chairman and Director of the Company and Chief
                             Executive Officer of XOXO Clothing Company
--------------------------------------------------------------------------------
Steven Feiner        34      Director and President of XOXO.
--------------------------------------------------------------------------------
Joseph Purritano     43      Vice President - Sales.
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

     To the Company's knowledge, based solely on the Company's review of Forms 3 (Initial Statement of Beneficial Ownership of Securities), Forms 4 (Statement of Changes in Beneficial Ownership) and Forms 5 (Annual Statement of Changes in Beneficial Ownership) furnished to the Company with respect to the fiscal year ended December 31, 2001, no persons failed to file any such form in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table presents the compensation paid to the Chief Executive Officer of the Company and the four most highly compensated executive officers of the Company as of December 31, 2001 who received compensation in excess of $100,000.

                                                                                              Long-Term
                                                        Annual Compensation                  Compensation
                                          ---------------------------------------------------------------------------------------
                                                                                               Securities
                                                                                 Other         Underlying
          Name and            Fiscal                                            Annual           Stock              All Other
     Principal Position        Year       Salary ($)        Bonus ($)        Compensation($)   Options (#)        Compensation($)
------------------------------------------------------------------------------------------------------------------------------------
Arnold H. Simon,               2001         750,000           --                107,983(7)           --              --
Chairman, Chief                2000         734,615           --                177,611(6)        1,250,000        52,275    (5)
Executive Officer of the       1999         634,615(1)       181,000            189,800(4)        1,000,000        26,137    (5)
Company and President
------------------------------------------------------------------------------------------------------------------------------------
Steven Feiner,                 2001         355,771(8)(9)                                            --
President of XOXO              2000            --                                                   900,000
                               1999            --                                                   150,000
------------------------------------------------------------------------------------------------------------------------------------
Gregg Fiene,                   2001         230,768(9)
Vice Chairman, Chief           2000         749,996           --                                    500,000
Executive Officer of           1999         281,250(2)        --                                  1,150,000
XOXO Clothing
Company
------------------------------------------------------------------------------------------------------------------------------------
Joseph Purritano,              2001         579,038
Vice President - Sales         2000         529,230           --                    --               --
                               1999         288,462(3)       250,000   (3)          --              750,000
------------------------------------------------------------------------------------------------------------------------------------
        Paul Spector,          2001         176,250                                                 100,000
Chief Financial Officer        2000         155,000                                                  25,000
                               1999         140,000                                                 100,000
------------------------------------------------------------------------------------------------------------------------------------


(1)  Represents salary from date of Simon Purchase Transaction, February 26,
     1999.

(2)  Represents salary since date of XOXO Transaction, August 10, 1999.

(3) Mr. Purritano joined the Company on June 10, 1999, and received a "signing" bonus at that time.

(4) Includes $87,800 in tax and accounting services and $102,000 in automobile expenses paid on behalf of Mr. Simon pursuant to his employment agreement.

(5) Represents pro rata share of premiums for a life insurance policy a portion of which Mr. Simon has the right to designate the beneficiary.

(6) Includes $147,775 in tax and accounting services and $29,836 in automobile expenses paid on behalf of Mr. Simon pursuant to his employment agreement

(7) Includes $43,950 in tax and accounting services and $64,033 in automobile expenses paid on behalf of Mr. Simon pursuant to his employment agreement

(8)  Mr. Feiner became an employee of the Company on June 13, 2000.

(9) Mr. Feiner and Mr. Fiene received $394,229 and $519,232, respectively, in salary from Grupo in connection with Grupo's assumption of XOXO's operations.

Option Grants

     The following table sets forth information regarding grants of stock options to the Named Executive Officers during the last fiscal year. No SARs were granted during the last fiscal year.


                                                                                                POTENTIAL REALIZABLE VALUE
                                                                                                 AT ASSUMED ANNUAL RATES
                                              % of Options/       Weighted                        OF STOCK APPRECIATION
                                              SARs Granted         Average                         FOR OPTION TERM ($)
                            Options/SARs      to Employees        Exercise      Expiration       -----------------------------
NAME                          Granted     during Fiscal Year    Price/Share       Date           5% per year      10% per year
----                          -------     ------------------    -----------     -----------      -----------      ------------
Arnold H. Simon .........        --               --                --             --               --                 --
Paul Spector ............     100,000             67%             $0.31          6/1/2011         $19,500           $49,411
Gregg Fiene .............        --               --                --             --               --                 --
Joseph Purritano ........        --               --                --             --               --                 --
Steven Feiner ...........        --               --                --             --               --                 --



Exercised/Unexercised Stock Options and Fiscal Year End Option Values

     The following table sets forth, with respect to the named Executive Officers of the Company, the fiscal year-end value as at December 31, 2001 of unexercised options, as well as options exercised by such executive officers during the 2001 Fiscal Year. All options referred to below were granted under the 1993 Stock Incentive Plan.


                                         AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                                     AND FY-END OPTION VALUES
                                         -----------------------------------------------
                          Shares
                          Acquired                      Number of Securities Underlying          Value of Unexercised
                        on Exercise  Value Realized   Unexercised Options at FY-End (#)     In-the-Money Options at FY-End ($)
Name                        (#)          ($)              Exercisable/Unexercisable            Exercisable/Unexercisable(1)
--------                ----------------------------------------------------------------    ----------------------------------
Arnold H. Simon ........     -0-          -0-                 1,666,667/583,333                         $-0-/$-0-
Paul Spector ...........     -0-          -0-                   214,999/75,001                          $-0-/$-0-
Gregg Fiene ............     -0-          -0-                 1,483,333/166,667                         $-0-/$-0-
Joseph Purritano .......     -0-          -0-                  500,000/250,000                          $-0-/$-0-
Steven Feiner ..........     -0-          -0-                 1,500,000/300,000                         $-0-/$-0-

--------------

(1) The value of unexercised in-the-money options was calculated by determining the difference between the closing price of the Company's common stock on December 31, 2001 and the exercise price of the options.

Compensation of Directors

     In April 2000, the Company suspended cash fees to outside directors (i.e., those directors not employed by the Company or any of its subsidiaries). Each of these directors was also entitled to receive reimbursement for expenses incurred in attending meetings of the Board or committees thereof on which they serve. In addition, each outside director was entitled to receive $500 per meeting of the Committees of the Board to which they are assigned. No executive officer received additional compensation for service as a Director. During 2000, each outside director was granted options to purchase 100,000 shares of the Company's common stock.

Employment Agreements

     The Company has an employment agreement effective as of March 1, 1999 with Mr. Simon, pursuant to which Mr. Simon is to serve as chairman and chief executive officer of the Company and its subsidiaries. The term of the agreement is for three years, which expired on February 28, 2002. Pursuant to the agreement, Mr. Simon's base salary is $750,000 per annum, subject to annual review for increase (but not decrease) at the discretion of the Board. In addition, the agreement provides for annual bonuses equal to 2% of adjusted EBITDA if adjusted EBITDA is between $5 million and $10 million, and 3% of adjusted EBITDA if adjusted EBITDA is in excess of $10 million.

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

     Mr. Purritano has the right to terminate the agreement for "good reason", which includes the assignment of any duties or responsibilities inconsistent in any material respect with the contemplated scope of Mr. Purritano's services, the Company's failure to substantially perform any material term of his employment agreement, relocation of the Company's principal office or Mr. Purritano's own office to a location not within Manhattan, a "change of control" as defined in the agreement. In the event Mr. Purritano terminates the Agreement for good reason or if his employment is terminated without cause, Mr. Purritano is entitled to a lump sum payment in an amount equal to 100% of his annual base salary then in effect. If the Company does not renew the Agreement, Mr. Purritano is entitled to receive his base salary for an additional year.

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

     In June, 2000, the Company entered into an employment agreement expiring February 28, 2003 with Steven Feiner to serve as Executive Vice President of the Company at an annual base salary of $150,000, subject to annual review, and an annual bonus equal to 1% of adjusted EBITDA if adjusted EBITDA is between $5 million and $10 million, and 1.5% of adjusted EBITDA if adjusted EBITDA is in excess of $10 million. The Company has raised Mr. Feiner's salary to $500,000. The agreement entitles Mr. Feiner to terminate the agreement for a "good reason", which includes any diminution of his duties under the agreement, the Company's failure to perform its obligations under the agreement, or if there are certain changes of control. In the event the termination of Mr. Feiner is for good reason or if he is terminated without cause, Mr. Feiner is entitled to a lump sum payment in an amount equal to his highest annual base salary during the term of the agreement multiplied by 2.99 and a lump sum payment in an amount equal to the average bonus paid or payable to Mr. Feiner with respect to the then-immediately-preceding three fiscal years multiplied by 2.99

     Mr. Paul Spector, the Company's Senior Vice President and Chief Financial Officer, is contractually entitled to a severance payment if he is terminated by the Company for reasons other than cause. The severance payment will equal one-half of Mr. Spector's annual salary at the time of termination.

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

Compensation Committee Interlocks and Insider Participation

     The members of the Company's Compensation and Stock Option Committee (the "Committee") as of December 31, 2001 were Messrs. Simon, Schneider and Weiner. Other than Mr. Simon, neither Committee member was (i) during the twelve months ended December 31, 2001, an officer or employee of the Company or any of its subsidiaries or (ii) formerly an officer of the Company or any of its subsidiaries.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The table below sets forth the beneficial ownership of the Common Stock as of March 15, 2002 by persons who are either (i) beneficial owners of 5% or more of the Common Stock, (ii) named executive officers or directors of the Company, and (iii) and all executive officers and directors as a group.


               Name and Address                                                  Percent
           of Beneficial Owner (1)                   Shares of Common Stock      of Class
----------------------------------------------------------------------------------------------
Arnold Simon                                              44,745,045(2)(3)          48.2%
463 Seventh Avenue
New York, New York 10018
----------------------------------------------------------------------------------------------
Apollo Aris Partners, L.P.                                16,818,806(3)             18.1%
AIF, L.P.
c/o Apollo Advisors, L.P.
Two Manhattanville Road
Purchase, New York 10577
----------------------------------------------------------------------------------------------
Paul Spector                                                 164,999(5)               *
463 Seventh Avenue
New York, New York 10018
----------------------------------------------------------------------------------------------
Gregg Fiene                                                4,343,333(5)              4.7%
6000 Sheila Street
Commerce, CA 90040
----------------------------------------------------------------------------------------------
Joseph Purritano                                             500,000(4)(5)            *
463 Seventh Avenue
New York, NY 10018
----------------------------------------------------------------------------------------------
Debra Simon                                                   66,667(5)(6)            *
463 Seventh Avenue
New York, NY 10018
----------------------------------------------------------------------------------------------
Howard Schneider                                              66,667(5)               *
Schneider Schechter & Yoss
1979 Marcus Avenue, Suite 232
Lake Success, NY 11042
----------------------------------------------------------------------------------------------
Mark Weiner                                                   66,667(5)               *
Weingeroff Enterprises
1 Weingeroff Boulevard
Cranson, RI 02910
----------------------------------------------------------------------------------------------
Tarrant Apparel Group                                      8,117,647                 8.7%
3151 East Washington Blvd.
Los Angeles, Ca. 90023

----------------------------------------------------------------------------------------------
Steven Feiner                                              1,500,000(5)              1.6%
6000 Sheila Street
Commerce, CA 90040
----------------------------------------------------------------------------------------------
All persons who are executive officers or                51,453,378(5)             55.4%
directors of the Company, as a group (8 persons)
----------------------------------------------------------------------------------------------

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

(5) Includes options to purchase the following numbers of shares of Common Stock of the Company under the 1993 Stock Incentive Plan which are exercisable or will become exercisable within 60 days: Paul Spector (164,999), and Gregg Fiene (1,483,333), Joseph Purritano (500,000), Debra Simon (66,667), Howard Schneider (66,667), Mark Weiner (66,667) and Steven Feiner (1,500,000).

(6) Mrs. Simon disclaims beneficial ownership of shares beneficially owned by Arnold H. Simon.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the latter part of 2000, First AHS Corporation, a company wholly owned by Mr. Simon, opened up letters of credit for merchandise that the Company required for sale to fulfill its orders. When the goods subject to those letters of credit were received, First AHS sold them to the Company at cost. Currently, the Company owes First AHS approximately $7,060,000 in connection with these purchases and sales. In addition, Mr. Simon guaranteed $7 million of First AHS's obligations to the Company's lenders in connection with the letter of credit facility.

     During 2000 and continuing to the present, Mr. Simon has guaranteed $3 million of the Company's indebtedness to its principal lender under its financing agreement.

     During 2001, the Company had sales of approximately $828,000 to Humane, Inc., a company wholly owned by Steven Feiner. As of December 31, 2001, the Company had receivables from Humane of $828,000.

     During 2000, the Company had sales of approximately $14,286,000 to Humane, Inc. In addition, Humane acted as agent for the Company in connection with sales of certain of the Company's products to retailers in the United States. As of December 31, 2000, the Company had receivables from Humane of $787,000 and incurred commissions of $572,259 during 2000 and $593,734 in 1999.

     As of December 31, 2001, the Company had trade payables of $758,523 to its chief executive officer, $92,081 to Humane, Inc. and $5,200 to Schneider, Schecter and Yoss.

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

     During 2001 and 2000, the Company reimbursed Mr. Simon for accounting and tax services provided to Mr. Simon by Mr. Schneider's accounting firm in the amount of $43,950 and $147,775, respectively. In addition, Mr. Schneider's firm provided services to the Company amounting to approximately $45,050 in 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

     1. Financial Statements and Independent Accountants' Report           Page
                                                                           ----

        Report of Independent Accountants....................................F-1

        Report of Independent Accountants...................................F-1A

        Financial Statements:

        Consolidated Balance Sheets as of
        December 31, 2001 and 2000..........................................F-2

        Consolidated Statements of Operations for the Years Ended
        December 31, 2001, 2000 and 1999....................................F-3

        Consolidated Statements of Stockholders' Equity for the Years
        Ended December 31, 2001, 2000 and 1999..............................F-4

        Consolidated Statements of Cash Flows for the Years Ended
        December 31, 2001, 2000 and 1999....................................F-5

        Notes to Consolidated Financial Statements..........................F-7

     2. Financial Statement Schedule

        The following financial statement schedule should be read in conjunction with the consolidated financial statements in Item 8 of this Annual Report on Form 10-K:

        Schedule II- Valuation and Qualifying

                     Accounts...............................................S-1

        All other schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

(b)  Reports on Form 8-K

     There were none filed during the fourth calendar quarter ended December 31, 2001.

(c)  INDEX TO EXHIBITS
     -----------------

                                                              Filed as Indicated
                                                             Exhibit to Document
                                                                Referenced in
Exhibit No.                   Description                         Footnote No.
-----------                   -----------                    -------------------

  3.3       Restated Certificate of Incorporation filed on           (3)
            June 30, 1993

  3.4       Amended and Restated By-Laws effective June 30,          (3)
            1993

  3.5       Amendment to the Restated Certificate of                 (20)
            Incorporation filed with the Secretary of State on July 29, 1999

  3.6       Amendment to the Restated Certificate of                 (21)
            Incorporation filed with the Secretary of State in January 2001

 10.67      Series A Junior Secured Note Agreement dated as          (3)
            of June 30, 1993 between Registrant and BNY
            Financial Corporation.

 10.68      Series A Junior Secured Note dated as of June 30,        (3)
            1993 issued by Registrant to BNY Financial
            Corporation.

 10.72      Secondary Pledge Agreement dated as of June 30,          (3)
            1993 between Registrant, BNY Financial
            Corporation and AIF II, L.P.

 10.81      Form of Indemnification Agreement dated as of            (3)
            June 30, 1993 between Registrant and each member of Registrant's Board of Directors.

 10.99      Warrant dated September 30, 1996 issued by Aris          (10)
            Industries, Inc. to Heller Financial, Inc.

10.111      Securities Purchase Agreement, dated as of               (17)
            February 26, 1999, between Aris Industries, Inc.,
            Apollo Aris Partners, L.P., AIF, L.P., The Simon
            Group, L.L.C. and Arnold Simon.

10.112      Shareholders Agreement, dated as of February 26,         (17)
            1999, between Aris Industries, Inc., Apollo Aris
            Partners, L.P., AIF, L.P., The Simon Group, L.L.C.
            and Charles S. Ramat.

10.113      Equity Registration Rights Agreement, dated as of        (17)
            February 26, 1999, between Aris Industries, Inc.,
            Apollo Aris Partners, L.P., AIF, L.P., The Simon
            Group, L.L.C. and Charles S. Ramat.

                                                                      Filed as Indicated
                                                                     Exhibit to Document
                                                                        Referenced in
Exhibit No.               Description                                   Footnote No.
-----------               -----------                                 -------------------
 10.115     Financing Agreement dated February 26, 1999 by                    (18)
            and among the Company and its Subsidiaries and
            CIT Commercial Group, Inc. and the other
            Financial Industries named therein.

 10.116     Agreement and Plan of Merger dated July 19, 1999                  (19)
            by and among Aris Industries, Inc., XOXO
            Acquisition Corp. and Lola, Inc. and its
            shareholders ("Agreement and Plan of Merger").
            The exhibits and schedules to the Agreement and Plan of
            Merger are listed on the last page of such Agreement. Such exhibits and schedules have not been filed by the
            Registrant, who hereby undertakes to file such exhibits and schedules upon request of the Commission.

 10.117     Amendment No. 1 to Agreement and Plan of                          (19)
            Merger.

 10.118     Employment Agreement by and among the                             (19)
            Registrant, Europe Craft Imports, Inc., ECI
            Sportswear, Inc., XOXO and Gregg Fiene, dated
            August 10, 1999.

 10.119     Employment Agreement by and among the                             (19)
            Registrant, ECI, ECI Sportswear, Inc., XOXO and
            Gregg Fiene, dated August 10, 1999.

 10.120     Shareholders' Agreement by and among the                          (19)
            Registrant, The Simon Group, LLC, Gregg Fiene, Michele
            Bohbot and Lynne Hanson, dated August 10, 1999.

 10.121     Amendment No. 2 to Financing Agreement by and                     (19)
            among Aris Industries, Inc., Europe Craft Imports,
            Inc., ECI Sportswear, Inc., Stetson Clothing
            Company, Inc., XOXO; the Financial Institutions
            from time to time party to the Financing
            Agreement, as Lenders; and The CIT
            Group/Commercial Services, Inc. as Agent, dated
            August 10, 1999.

10.122**    Amended and Restated 1993 Stock Option Plan                       (16)

10.123**    Employment Agreement with Steven Feiner                           (21)

10.125      Agreement between the Company and certain of its                  (21)
            subsidiaries and Grupo Xtra dated January, 2001


                                                                      Filed as Indicated
                                                                     Exhibit to Document
                                                                        Referenced in
Exhibit No.               Description                                   Footnote No.
-----------               -----------                                 -------------------
10.126      Form Securities Purchase Agreement Dated as of                   (21)
            February, 2001 between the Company and KC Aris
            Fund I, L.P.

  21.       List of Subsidiaries                                             (20)

  23.       Consent of J.H Cohn LLP                                          (22)

 23.1       Consent of PricewaterhouseCoopers LLP                            (22)

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

(19)      Filed as Exhibit to the Report on Form 8-K dated August 24, 1999.

(20)      Omitted.

(21) Filed as the indicated Exhibit to the Annual Report of the Company on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

(22) Filed herewith

-------------

* The Schedules and Exhibits to such Agreements have not been filed by the Company, who hereby undertakes to file such schedules and exhibits upon request of the Commission.

**   Management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ARIS INDUSTRIES, INC.

                                         By: /s/ ARNOLD H. SIMON
                                             ---------------------------------
                                                 Arnold H. Simon
                                                 Chairman and
                                                 Chief Executive Officer


                                         By: /s/ PAUL SPECTOR
                                             ---------------------------------
                                                 Paul Spector
                                                 Senior Vice President
                                                 Chief Financial Officer

                                         By: /s/ VINCENT F. CAPUTO
                                             ---------------------------------
                                                 Vincent F. Caputo
                                                 Principal Accounting Officer

Date: April 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ ARNOLD SIMON                                                 April 15, 2002
-------------------------------
Arnold Simon, Chairman of the Board
and Chief Executive Officer; Director

/s/ STEVEN FEINER                                                April 15, 2002
--------------------------------
Steven Feiner, Director

/s/ GREGG FIENE                                                  April 15, 2002
--------------------------------
Gregg Fiene, Director

/s/ DEBRA SIMON                                                  April 15, 2002
-------------------------------
Debra Simon, Director

/s/ HOWARD SCHNEIDER                                             April 15, 2002
----------------------------------------
Howard Schneider, Director

/s/ MARK WEINER                                                  April 15, 2002
----------------------------------
Mark Weiner, Director

ARIS INDUSTRIES, INC.                                                        F-1
AND SUBSIDIARIES
Financial Statements
December 31, 2001 and 2000
--------------------------------------------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
Aris Industries, Inc.

We have audited the 2001 consolidated financial statements and the 2001 financial statement schedule of ARIS INDUSTRIES. INC. AND SUBSIDIARIES listed in the index appearing under Item 14(a) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aris Industries, Inc. and Subsidiaries as of December 31, 2001, and their results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2001 financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's operations have generated recurring losses and the Company has a working capital deficiency as of December 31, 2001. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                               /s/ J.H. COHN LLP

Roseland, New Jersey
March 13, 2002, except for Notes 1, 8, 11 and 15
    which are as of April 15, 2002

                                                                            F-1A


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Aris Industries, Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2000 (appearing on pages F-2 through F-29 of the Aris Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2001) present fairly, in all material respects, the financial position, result of operations and cash flows of Aris Industries, Inc. and Subsidiaries at December 31, 2000, and for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has incurred recurring losses and negative cash flows from operations and has a working capital deficit at December 31, 2000. These materials raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PricewaterhouseCoopers LLP

New York, New York
March 28, 2001

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                       F-2
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                          2001         2000
                                                        ---------   ---------
ASSETS

Current assets:
   Cash and cash equivalents .......................... $     457   $   2,389
   Receivables, net ...................................     1,152      33,888
   Receivable from related party ......................       828         787
   Due from licensee ..................................     4,953        --
   Inventories ........................................       489      15,919
   Prepaid expenses and other current assets ..........       269         572
                                                        ---------   ---------
        TOTAL CURRENT ASSETS ..........................     8,148      53,555

Property and equipment, net ...........................     5,730       9,963
Goodwill, net .........................................    34,342      36,151
Other assets ..........................................       476         540
                                                        ---------   ---------
        TOTAL ASSETS .................................. $  48,696   $ 100,209
                                                        =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Borrowings under revolving credit facility ......... $   4,485   $  38,679
   Loans payable to related parties ...................     9,060        --
   Current portion of long-term debt ..................    11,842       9,700
   Current portion of capitalized lease obligations ...       690       1,150
   Accounts payable ...................................     7,050      26,354
   Accounts payable to related parties ................       885        --
   Accrued expenses and other current liabilities .....     2,470      10,955
                                                        ---------   ---------
        TOTAL CURRENT LIABILITIES .....................    36,482      86,838

Long-term debt ........................................     7,500       5,242
Capitalized lease obligations .........................       950       1,478
Other liabilities .....................................     2,587       3,165
                                                        ---------   ---------
        TOTAL LIABILITIES .............................    47,519      96,723
                                                        ---------   ---------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $.01,
     authorized 10,000 shares, none issued
   Common stock, par value $.01, 200,000 shares
     authorized, 82,165 shares issued and
     outstanding at December 31, 2001
     and 80,665 shares issued and outstanding at
     December 31, 2000.................................       822         807
   Additional paid-in capital .........................    81,760      80,753
   Accumulated deficit ................................   (81,313)    (77,879)
   Unearned compensation ..............................       (92)       (195)
                                                        ---------   ---------
        TOTAL STOCKHOLDERS' EQUITY ....................     1,177       3,486
                                                        ---------   ---------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .... $  48,696   $ 100,209
                                                        =========   =========

                 See notes to consolidated financial statements.


ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                       F-3
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(IN THOUSANDS, EXCEPT PER SHARE DATA)
-----------------------------------------------------------------------------------------------------
                                                         2001              2000              1999
                                                       ---------         ---------         ---------
Revenues:
     Sales to customers .......................        $  28,441         $ 199,439         $ 175,359
     Sales to licensee ........................           18,367              --                --
     Royalty income ...........................           11,389             2,737             2,571
     Commission income ........................              660              --                --
                                                       ---------         ---------         ---------
Total revenues ................................           58,857           202,176           177,930

Cost of goods sold:
     Cost of sales to customers ...............           19,057           144,239           124,825
     Cost of sales to licensee ................           15,072              --                --
                                                       ---------         ---------         ---------
Total cost of goods sold ......................           34,129           144,239           124,825
                                                       ---------         ---------         ---------
Gross Profit ..................................           24,728            57,937            53,105
OPERATING EXPENSES:
   Selling and administrative expenses ........           28,071            78,703            48,057
   Start-up costs .............................             --               1,862             2,235
   Impairment of long lived assets ............              462              --                --
   Restructuring and other charges ............           (1,679)            7,040             8,961
                                                       ---------         ---------         ---------
Loss before interest expense, income tax
   provision and extraordinary item ...........           (2,126)          (29,668)           (6,148)
Interest expense, net .........................            3,215             6,779             4,185
                                                       ---------         ---------         ---------
Loss before income tax provision
   and extraordinary item .....................           (5,341)          (36,447)          (10,333)
Income tax provision ..........................               91                33               250
                                                       ---------         ---------         ---------
Loss before extraordinary item ................           (5,432)          (36,480)          (10,583)
EXTRAORDINARY ITEM:
   Gain on extinguishment of debt, net ........            1,998              --                --
                                                       ---------         ---------         ---------
      NET LOSS ................................        $  (3,434)        $ (36,480)        $ (10,583)
                                                       =========         =========         =========
BASIC NET LOSS PER SHARE:
   Loss before extraordinary item .............        $   (0.07)        $   (0.46)        $   (0.19)
   Extraordinary item .........................              .03              --                --
                                                       ---------         ---------         ---------
   Net loss ...................................        $   (0.04)        $   (0.46)        $   (0.19)
                                                       =========         =========         =========
PER SHARE DATA:
   Weighted average shares outstanding-basic              81,919            79,777            55,374


                           See notes to consolidated financial statements.


ARIS INDUSTRIES, INC. AND SUBSIDIARES                                        F-4
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------------------------------

                                                         COMMON STOCK        ADDITIONAL
                                                     --------------------      PAID-IN     ACCUMULATED    UNEARNED
                                                      SHARES      AMOUNT       CAPITAL       DEFICIT     COMPENSATION     TOTAL
                                                     --------    --------    ----------    -----------   ------------   ---------
Balance at December 31, 1998 .....................     14,956    $    151      $ 44,757      $(30,816)                   $ 14,092
Common stock issued in connection with Simon
   Transaction, net of transaction costs of 1,468      57,009         570        24,107          --                        24,677
Stock options exercised ..........................        969           9           429          --                           438
Common stock issued in connection with Lola, Inc.
   acquisition ...................................      6,500          65         9,685          --                         9,750
Issuance of stock options in connection with
   Lola, Inc. acquisition ........................       --          --             805          --                           805
Issuance of stock options to employees/consultants       --          --             540          --            (540)         --
Amortization of unearned compensation on
   stock options .................................       --          --            --            --              72            72
Net loss .........................................       --          --            --         (10,583)         --         (10,583)
                                                      -------    --------      --------      --------      --------      --------
BALANCE, DECEMBER 31, 1999 .......................     79,434         795        80,323       (41,399)         (468)       39,251

Stock options exercised ..........................        231           2           114          --            --             116

Common stock issued in connection with
   settlement of FUBU royalty obligations ........      1,000          10           290          --            --             300
Issuance of stock options to consultants .........       --          --             300          --            (300)         --
Cancellation of compensatory stock options
   issued to employees ...........................       --          --            (274)         --             274          --
Amortization of unearned compensation on
   stock options .................................       --          --            --            --             299           299
Net loss .........................................       --          --            --         (36,480)         --         (36,480)
                                                      -------    --------      --------      --------      --------      --------
BALANCE, DECEMBER 31, 2000 .......................     80,665         807        80,753       (77,879)         (195)        3,486

Common stock issued in connection with
   settlement of Tarrant obligation ..............      1,500          15         1,035                                     1,050
Cancellation of compensatory stock options
   issued to employees ...........................                                  (28)                         28          --
Amortization of unearned compensation on
   stock options .................................       --          --            --            --              75            75
Net loss .........................................       --          --            --          (3,434)         --          (3,434)
                                                      -------    --------      --------      --------      --------      --------
BALANCE, DECEMBER 31, 2001 .......................     82,165    $    822      $ 81,760      $(81,313)     $    (92)     $  1,177
                                                      =======    ========      ========      ========      ========      ========


                                 See notes to consolidated financial statements.


ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                       F-6
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------------

                                                                        2001             2000             1999
                                                                      --------         --------         --------
Cash flows from operating activities:
   Net (loss) ...................................................     $ (3,434)        $(36,480)        $(10,583)
   Adjustments to reconcile net (loss) to net cash
     provided by (used in) operating activities:
      Extraordinary gain on extinguishment of debt ..............       (1,998)            --               --
      Gain on settlement of licensing royalty obligations .......         --             (1,500)            --
      Impairment on property and equipment ......................          462             --               --
      Loss on disposal of property and equipment ................         --              1,538              733
      Depreciation and amortization of property and equipment ...        4,262            4,115            1,515
      Amortization of goodwill ..................................        1,809            1,868            1,037
      Amortization of deferred financing costs ..................         --                864               79
      Provision for allowances on receivables ...................         --              1,807            2,773
      Provision for obsolescence on inventory ...................         --              3,912             (453)
      Provision for restructuring charges .......................       (1,679)           4,187             --
      Impairment of goodwill ....................................         --               --              3,749
      Issuance of notes in lieu of interest .....................         --               --                108
      Deferred income taxes .....................................         --               --                137
      Non-cash stock based compensation .........................           75              299               72
      Changes in assets and liabilities:
        Decrease (increase) in receivables ......................       31,908           (1,691)         (11,393)
        Increase in due from licensee ...........................       (4,953)            --               --
        Decrease (increase) in inventories ......................       15,430           (1,598)          18,376
        Decrease (increase) in prepaid expenses and
         other current assets ...................................        1,090            1,150             (575)
        Decrease (increase) in other assets .....................           64              517             (241)
        (Decrease) increase in accounts payable .................      (15,371)          12,652           (2,685)
        (Decrease) increase in accrued expenses and
         other current liabilities ..............................       (6,806)           4,563           (4,811)
        (Decrease) increase in other liabilities ................         (578)             895              510
                                                                      --------         --------         --------
           Net cash provided by (used in) operating activities ..       20,281           (2,902)          (1,652)
                                                                      --------         --------         --------
Cash flows from investing activities:
   Capital expenditures .........................................         (491)          (4,608)          (4,289)
   Acquisition of businesses, net of cash acquired ..............         --               --            (10,320)
                                                                      --------         --------         --------
           Net cash used in investing activities ................         (491)          (4,608)         (14,609)
                                                                      --------         --------         --------
Cash flows from financing activities:
   Book overdraft ...............................................         --               (889)           1,544
   Proceeds from issuance of common stock .......................         --               --             20,000
   Common stock issuance costs paid .............................         --               --             (1,468)
   Stock options exercised ......................................         --                116              438
   Proceeds from long-term debt .................................        7,500             --             10,000
   Proceeds of loans from related parties .......................        9,060             --               --
   Deferred financing costs paid ................................         --               (430)            (406)
   Payments of long-term debt and capitalized leases ............       (4,088)          (3,201)          (5,435)
   (Decrease) increase in borrowings under revolving
     credit facility ............................................      (34,194)          13,194           (8,415)
                                                                      --------         --------         --------
           Net cash (used in) provided by financing activities ..      (21,722)           8,790           16,258
                                                                      --------         --------         --------
(Decrease) increase in cash and cash equivalents ................       (1,932)           1,280               (3)

Cash and cash equivalents, beginning of year ....................        2,389            1,109            1,112
                                                                      --------         --------         --------
Cash and cash equivalents, end of year ..........................     $    457         $  2,389         $  1,109
                                                                      ========         ========         ========

                                 See notes to consolidated financial statements.


ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                       F-7
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------

                                                                               2001          2000           1999
                                                                             -------        -------        -------
Supplemental disclosures of cash flow information:

   Cash paid during the year for:
     Interest .......................................................        $ 2,606        $ 6,267        $ 4,242
                                                                             =======        =======        =======
     Income taxes ...................................................        $    69        $    33        $   254
                                                                             =======        =======        =======
Supplemental schedule of non-cash investing and financing activities:
     Issuance of common stock in settlement of accounts payable .....        $ 1,050
                                                                             =======
     Issuance of common stock in connection with
      settlement of Fubu royalty obligations ........................        $  --          $   300
                                                                             ========       =======
     Capitalized lease obligations ..................................        $  --          $   256        $ 1,995
                                                                             ========       ========       =======
     Acquisition of business:
      Fair value of the assets acquired .............................                                      $40,568
      Liabilities assumed ...........................................                                       19,540
      Common stock and stock options issued .........................                                       10,555
      Cash acquired .................................................                                          153
                                                                                                           -------
        Cash paid for acquisition, net ..............................                                      $10,320
                                                                                                           -------
     Exchange of Series B Junior Secured Note for common stock ......                                      $ 4,864
                                                                                                           =======


                                 See notes to consolidated financial statements.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                       F-8
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


1.   DESCRIPTION OF BUSINESS

     DESCRIPTION OF BUSINESS

     Aris Industries, Inc. and Subsidiaries (collectively, the "Company" or "Aris") has been engaged in the business of designing, manufacturing and marketing men's and boys' outerwear and activewear, women's sportswear, loungewear and swimwear under a variety of tradenames which are owned and licensed from others. These products were distributed and marketed in the United States, primarily in department stores, specialty stores and national retain chains, as well as Company-owned retail and outlet stores. In addition, the Company has granted licenses to use Company-owned tradenames for the manufacture and sale of various products.

     On January 17, 2001, effective March 1, 2001, the Company entered into a multi-year licensing agreement (the "Agreement") with Grupo Xtra of New York, Inc. ("Grupo"). Under the terms of the Agreement, Grupo has the exclusive rights in the United States, Puerto Rico, Israel and the Caribbean Islands to license for production, marketing, advertising and distribution all products under the tradenames owned by the Company, which include XOXO(R), Fragile(R) and Members Only(R), as well as tradenames currently licensed by the Company, which include both Baby Phat and Brooks Brothers Golf (collectively, the "Licensed Products"). Grupo was also granted the right to operate the Company's XOXO outlet stores. In exchange, Grupo agreed to purchase substantially all of Aris' inventory of such products, pay royalties based on its sales of such products and assume certain of Aris' overhead obligations and contracts.

     The Agreement has an initial term of five years and can be extended for four additional five-year periods, provided Grupo is in substantial compliance with its obligations under the Agreement. The Agreement provides for minimum royalties, which aggregate $53,360,000 over its initial five-year term. The Agreement is subject to early termination under certain circumstances.

     Grupo was frequently late in fulfilling its payment obligations under the Agreement. Following the end of 2001, it continued to be late in making payments to the Company and the Company believes that Grupo has violated the Agreement in other ways. In March 2002, the Company sent Grupo notices of termination of the Agreement. Under the Agreement, as amended, the Company is required to give Grupo thirty days notice of any termination. The Company has the option to terminate the Agreement and re-license the brands to other interested parties or take back the license and operate it as a separate wholesale company using current management and a cash infusion, if available. The Company is currently negotiating with Grupo to take back the license and operate it as a separate company.

     As a result of the Agreement, the Company commenced a transition to a licensing and brand management business. During 2001, the Company substantially reduced its workforce, terminated its production and sales operations and closed its warehousing and shipping facility in New Bedford, Massachusetts. However, the Company maintained control of and continued to operate its four full price XOXO retail store locations (See Note 19).

2.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses for the three year period ended December 31,

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                       F-9
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

--------------------------------------------------------------------------------

     2001. As of December 31, 2001, the Company had a working capital deficit of $28,334,000 and was not in compliance with certain covenants contained in its credit facilities.

     The Company plans to finance its operations in 2002, through (i) cash received from the realization of receivables, inventory and due from licensee aggregating $7,422,000, at December 31, 2001, (ii) negotiated reductions and or extended payment terms with creditors of the Company,
     (iii) negotiation of extended payment term of existing finance agreements and (iv) minimum royalties of $12,617,000 which the Company is due under the Grupo Agreement and from its additional licensees.

     The Company believes that its financing plan will be sufficient at least through December 31, 2002, to sustain its operations as a licensing and brand management business and to payoff indebtedness under the credit facility and the term loan, however, there can be no assurance that the timing of cash receipts to be realized from working capital and operations will be sufficient to meet obligations as they become due. These factors raise substantial doubt about the entity's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CONSOLIDATION

     The consolidated financial statements include the accounts of Aris Industries, Inc. and its wholly-owned subsidiaries after elimination of all significant intercompany transactions and balances.

     USE OF ESTIMATES

     The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures relating to contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. The most significant estimates relate to the allowances for sales returns, discounts, credits and doubtful accounts, inventory valuation allowances, recoverability of long-lived assets and valuation allowances on deferred tax assets. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.

     INVENTORIES

     Inventories are stated at the lower of cost (weighted average basis) or market.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the term of the lease or the improvement. Expenditures for maintenance, repairs and minor renewals are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-10
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

--------------------------------------------------------------------------------

     cost and accumulated depreciation are removed from the respective accounts and the gain or loss realized on disposition is reflected in operations.

     GOODWILL

     Goodwill represents the excess of purchase price over the fair values of identifiable net assets of businesses acquired, which includes intangible assets related to certain tradenames and licensing arrangements. Goodwill is amortized on a straight-line basis over periods of 20 and 40 years.

     At December 31, 2001 and 2000, goodwill is stated net of accumulated amortization of $11,672,885 and $9,863,513, respectively.

     LONG-LIVED ASSETS

     The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company evaluates the carrying value of its long-lived assets in relation to the operating performance and future undiscounted cash flows of the underlying assets when indications of impairment are present. If an impairment is determined to exist, any related impairment loss is calculated based on fair value.

     In 2001, the Company recorded an impairment charge of $242,000 on leasehold improvements with respect to former office spaces which are currently being sub-leased out. Estimated future cash flows related to these premises indicated that the net assets are not recoverable. The Company also recorded an impairment charge of $220,000 which represented the net book value of various computer and other equipment that has become idle as a result of the transition of the Company into a licensing and brand management business. In 2000 and 1999, the Company recorded an impairment charges of $1,538,000 and $3,749,000, respectively, relating to property and equipment write downs and goodwill associated with its Perry Ellis licenses as a result of a change in the terms of the licenses (see Note 6). At December 31, 2001 and 2000, goodwill consists of the costs associated with the acquisition of the Company's XOXO(R) and Members Only(R) tradenames. On January 17, 2001, effective March 1, 2001, the Company entered into the Agreement and commenced a transition to a licensing and brand management business. Based on the expected cash flows from this business, the Company concluded that the carrying amount of goodwill would be fully recovered over its remaining amortization periods. However, the Company will continue to evaluate the actual and expected results from this business and reassess its conclusions with respect to any potential impairment of goodwill in 2002. If it is determined that goodwill is impaired, then an impairment charge will be recorded to reduce goodwill to its fair value. Such charge could have a material adverse effect on the Company's financial position and results of operations.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses, approximate fair value due to the short maturity of these assets and liabilities. The interest on substantially all of the Company's borrowings are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts of such borrowing approximate fair value. The fair value of the Company's subordinated long-term debt of $7,500,000 was determined using valuation techniques that considered cash flows discounted at current market rates. The estimated fair value of this instrument at December 31, 2001 approximated $6,300,000.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-11
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

--------------------------------------------------------------------------------

     CONCENTRATION OF CREDIT RISK

     Prior to the Agreement with Grupo, the Company assigned a substantial portion of its receivables to a factor which assumes the credit risk with respect to collection of non-recourse receivables. Ongoing customer credit evaluations are performed with respect to the Company's trade receivables not factored and collateral is not required.

     REVENUE RECOGNITION

     Revenue from the sale of merchandise is recognized at the date of shipment to the customer. Allowances for sales returns, discounts and credits are provided when the sale is recorded.

     Royalty, commission and licensing income is based upon a percentage of the licensee's net sales, as defined in the underlying agreements, and is recognized as earned.

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

     ADVERTISING COSTS

     Advertising costs are charged to expense as incurred. Advertising costs amounted to $1,847,000 in 2001, $5,547,000 in 2000 and $3,190,000 in 1999.

     LOSS PER SHARE

     Basic net loss per common share is computed using the weighted average number of shares of common stock outstanding during each year. Potentially dilutive securities have been excluded from the computation as their effect is anti-dilutive. If the Company had reported net income, diluted earnings per share would have included the shares used in the computation of basic net loss per share plus common equivalent shares. In 2001, 2000 and 1999, convertible debentures, options and warrants to purchase 24,971,701, 6,474,877 and 3,543,511 shares of common stock, respectively, were anti-dilutive and were excluded from the calculation of diluted weighted average shares outstanding.

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

     IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets". The Company will be required to adopt the provisions of SFAS 142 effective January 1, 2002. Under SFAS 142, goodwill and other intangible assets with indefinite useful lives will no longer be systematically amortized. Instead such assets will be subject to reduction when their carrying amounts exceed their

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-12
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

--------------------------------------------------------------------------------

     estimated fair values based on impairment tests that will be made at least annually. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company expects that the adoption of SFAS 142 will reduce annual amortization expense by approximately $1.8 million. Additionally, based on expected cash flows under the Grupo and other license agreements, the Company does not expect to incur goodwill and other intangible asset impairment charges associated with the adoption of this statement other than a $0.4 million charge in the first quarter of 2002 related to the closing of three retail stores. However, no assurance can be given that, in the event the Company does terminate its license agreement with Grupo, a potential future impairment charge will not be required. In addition, in August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Among other things, SFAS 144, provides guidance on the implementation of previous pronouncements related to when and how to measure impairment losses and how to account for discontinued operations. Management does not believe that the adoption of SFAS 144 will have a material impact on the Company's financial position or results of operations.

4.   THE SIMON TRANSACTION

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

5.   ACQUISITION

     On August 10, 1999, the Company completed the acquisition of Lola, Inc. ("Lola"), a California corporation, with and into Europe Craft Imports, Inc. ("ECI"), a New Jersey corporation, that is wholly owned by the Company. Concurrent with the closing, ECI contributed all of the assets formerly owned by Lola to XOXO Clothing Company, Incorporated, a Delaware corporation ("XOXO") that is wholly owned by ECI. Lola's business consisted principally of the manufacture and sale of women's apparel and accessories principally under the XOXO(R) name.

     In connection with the acquisition, Lola's shareholders received $10,000,000 in cash, 6,500,000 shares of the Company's common stock, valued at $1.50 per share at the time of the acquisition, and options to purchase 1,150,000 shares of the Company's common stock (valued at $805,000). In addition, the Company incurred acquisition expenses which approximated $473,000. The acquisition was accounted for under the purchase method of accounting, and, accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. The excess of the purchase price over the fair values of assets acquired and liabilities assumed

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-13
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

--------------------------------------------------------------------------------

     amounted to $22,774,000 and has been recorded as goodwill. In conjunction with the merger, the Company obtained a $10,000,000 term loan and increased its line of credit from $65,000,000 to $80,000,000 with a financial institution (see Note 11).

     The table below reflects unaudited pro forma combined results of the Company as if the acquisition of Lola had taken place on January 1, 1999 (in thousands, except per share data):

     Net sales ....................................................   $ 221,804
     Net loss .....................................................   $ (15,001)
     Net loss per basic share .....................................   $   (0.25)

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

6.   RESTRUCTURING AND OTHER CHARGES

     As of December 31, 2000, the Company had accrued a liability of $4,187,000 in connection with a restructuring of its operations which included moving and consolidating its headquarters, showrooms and warehouses into existing XOXO facilities in California. At December 31, 2001, the unpaid portion of the restructuring reserve aggregated $567,167, as a result of cash payments made and a reversal of approximately $1,679,000 in accrued rental costs resulting from the settlement of the Company's lease obligation on its New Bedford, Massachusetts, warehouse.

     During 2000, the Company recorded charges of $7,040,000 associated with the restructuring of its operations. The Company, through September 30, 2000, recorded a restructuring charge of $1,315,000. The charges consisted of employee severance costs and other administrative facility costs. During the fourth quarter of 2000, the Company's board of directors approved and the Company announced a revised restructuring plan which includes moving and consolidating its headquarters, showrooms and warehouses into its existing XOXO facilities located in California. This plan resulted in a charge of $5,725,000. The charge consisted of property and equipment write-downs of $1,538,000, net of salvage costs, and lease termination costs of $4,187,000. At December 31, 2000, the Company had a remaining liability of $4,187,000 related to lease termination costs which amounts are included in accrued expenses.

     During 1999, the Company recorded charges of $5,212,000 associated with the restructuring of its corporate office and distribution facilities. These charges before taxes include employee severance costs of $2,583,000, asset write-downs of $733,000, and rent and other exit costs of $1,896,000.

     In connection with the Simon Purchase Transaction (see Note 4), the Company was required to obtain consents from the licensor of its Perry Ellis licenses. As a condition to granting its consent, such licensor required that the term of its licenses be shortened. Based on the negative future undiscounted net cash flows expected to be derived from these licenses over their revised terms, the remaining intangible assets associated with the acquisition of these licenses of $3,749,000 (included in goodwill) was deemed impaired and written-off in 1999.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-14
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

--------------------------------------------------------------------------------


7.   RECEIVABLES

     Receivables consist of the following (in thousands):

                                                                  DECEMBER 31,
                                                              ------------------
                                                                2001      2000
                                                              -------    -------

     Due from factor .....................................    $   112    $37,693
     Royalty and licensee receivables (See Note 1) .......      1,151       --
     Trade receivables ...................................        903      5,336
                                                              -------    -------
                                                                2,166     43,029
     Less allowances for sales returns, discounts, credits
       and doubtful accounts .............................      1,014      9,141
                                                              -------    -------
                                                              $ 1,152    $33,888
                                                              =======    =======


     As a licensing and brand management business the Company no longer requires the services of a commercial finance company. The Company had an agreement with a commercial finance company which provided for the factoring of certain trade receivables. The receivables were factored without recourse as to credit risk but with recourse for any claims by the customer for adjustments in the normal course of business relating to pricing errors, vendor allowances, shortages, damaged goods, and other claims. All factored receivables and related proceeds are the property of the commercial finance company.

8.   DUE FROM LICENSEE

     Under the terms of the Agreement, Grupo agreed to purchase substantially all of the Company's remaining inventory at March 1, 2001. In addition, Grupo also agreed to assume a substantial portion of the Company's contractual commitments relating to the operations assumed by Grupo as well as to reimburse the Company for certain operating expenses relating to shared facilities. As of December 31, 2001, the Company had a receivable of $4,953,000 under the terms of the Agreement which consisted of $3,186,000 due for inventory purchased and $1,767,000 for shared operating expenses. The Company received payment in full of the amount due for inventory in January 2002. Payments for reimbursement of shared operating expenses are received on an ongoing basis. The Company has the option to terminate the Grupo Agreement and re-license the brands to other interested parties or to take back the license and operate the Company as a separate wholesale company using current management and a cash infusion, if available. The Company is currently negotiating with Grupo to take back the license and to operate the Company as a separate wholesale company.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-15
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

--------------------------------------------------------------------------------

9.   INVENTORY

     Inventories consist of the following (in thousands):


                                                         DECEMBER 31,
                                                  -----------------------
                                                    2001          2000
                                                  -------        -------

     Raw materials . .........................    $  --          $ 3,784
     Work-in-process .........................       --            3,515
     Finished goods ..........................        489          8,620
                                                  -------        -------

                                                  $   489        $15,919
                                                  =======        =======

     At December 31, 2001, finished goods inventory consists of inventory at the Company's retail locations.

10.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):


                                                                   ESTIMATED                DECEMBER 31,
                                                                  USEFUL LIVES         -----------------------
                                                                    IN YEARS             2001            2000
                                                                  ------------         --------        --------
     Furniture, fixtures and equipment ..........................    3 - 7             $ 12,946        $ 13,868
     Leasehold improvements .....................................    5 - 10               4,263           4,993
                                                                                       --------        --------
                                                                                         17,209          18,861
     Less accumulated depreciation and amortization .............                        11,479           8,898
                                                                                       --------        --------
                                                                                       $  5,730        $  9,963
                                                                                       ========        ========


     As of December 31, 2001 and 2000, property and equipment include amounts for equipment leased under capital leases with an original cost of $3,292,000 and $4,363,000, respectively. As of December 31, 2001 and 2000, accumulated depreciation and amortization include $1,889,000 and $1,426,000, respectively, associated with these leased assets.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-16
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

--------------------------------------------------------------------------------



11.  FINANCING

     The following amounts represent borrowings outstanding (in thousands):


                                                     DECEMBER 31,
                                               -----------------------
                                                 2001           2000
                                               -------        --------
     Revolving Credit Facility (a) .....        $ 4,485        $38,679

     Long-term debt:
        Term Loan (a) ..................        $ 6,000        $ 8,000
        Convertible Debentures (b) .....          7,500           --
        Series A Junior Secured Note (c)          5,842          6,942
                                                -------        -------

                                                 19,342         14,942
     Less current portion ..............         11,842          9,700
                                                -------        -------
                                                $ 7,500        $ 5,242
                                                =======        ========

a. During February 1999, the Company entered into a Financing Agreement with CIT Commercial Services Group, Inc. ("CIT") and certain other financial institutions, whereby such lenders agreed to provide a revolving credit facility up to $65,000,000 for working capital loans and letters of credit financing. In connection with the XOXO transaction (see Note 5), the Company's Financing Agreement was amended to increase the revolving credit facility to $80,000,000, and provide a term loan of $10,000,000. The Company is no longer able to borrow under the credit facility.

     Availability under the revolving credit facility is based on a formula of eligible receivables and inventory, as defined. At December 31, 2001 and 2000, outstanding letters of credit amounted to $1,145,000 and $1,490,000, respectively, and there was no availablity for use under the credit facility at December 31, 2001. For revolving credit loans, interest was initially accrued at the bank's prime rate. At the Company's option, borrowings under this facility can be in the form of either credit loans or Eurodollar loans. For Eurodollar loans, interest was initially accrued at a rate per annum equal to the Eurodollar rate (as defined) plus 2.5%.

     The term loan bears interest at prime plus three-quarter percent (5.75% at December 31, 2001) and is payable in quarterly installments of $500,000, plus interest, with a final payment of $5,500,000 originally due on February 26, 2002. The Company is required to make certain mandatory prepayments based upon "excess cash flows" as defined in the amendment to the agreement.

     In April 2000, the Company entered into an amendment of its Financing Agreement, under which the lenders waived compliance with certain covenant violations at December 31, 1999, and increased the interest rates on the Company's revolving credit facility to prime plus one-quarter percent. The amendment also provided for an overadvance facility based on seasonal needs.

     In connection with the amendments, the Company's chief executive officer agreed to provide a personal guarantee on $3 million of indebtedness outstanding under the Financing Agreement. This guaranty, which initially was to expire on December 6, 2000, has been extended until all borrowings are re-paid in full.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-17
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

--------------------------------------------------------------------------------

     Borrowings under the credit agreement are collateralized by substantially all of the assets of the Company. The agreement contains restrictive covenants that, among other requirements, restrict: the payment of dividends, additional indebtedness, leases, capital expenditures, investments and the sale of assets or merger of the Company with another entity. The covenants also require the Company to meet certain financial ratios and maintain minimum levels of net worth. At December 31, 2001 and 2000, the Company was not in compliance with certain covenants in the amended financing agreement.

     On January 18, 2002, the Company entered into a forbearance agreement with CIT. Under the terms of the forbearance agreement the following occurred;
     (i) the Company received $3,000,000 from Grupo of which $2,500,000 was applied against CIT's the revolving line of credit and the remaining $500,000 was applied against the term loan, (ii) the Company is required to reduce the balance of the revolving credit facility and certain other amounts due CIT on a monthly basis through July 31, 2002 at which time the balances are to be repaid in full. If the outstanding balance of the revolving credit facility and certain other amounts due CIT at the end of any month exceeds the required monthly ending balance, as defined in the forbearance agreement, the Company has fifteen days to cure the excess principal before its lenders will take action against the Company, (iii) the Company is required to make installments of $500,000 on April and July 1, 2002 and the remaining balance is due on October 31, 2002 and (iv) the Company's chief executive officer agreed to extend the $3,000,000 personal guaranty to remain in effect until all obligations under the forbearance agreement are paid in full. As of April 15, 2002, the Company has not made its March 31, 2002 payment against its revolving line of credit or its April 1, 2002, term loan payment aggregating $1,002,000. Accordingly, the Company is in default of the Forbearance Agreement. The Company and CIT are currently negotiating the Company's financing.

     In addition, under the forbearance agreement, CIT has not waived any defaults which had existed as of December 31, 2001.

     b. In February 2001, the Company entered into a Securities Purchase Agreement with KC Aris Fund I, L.P. ("KC") pursuant to which the Company is to issue Convertible Debentures in the aggregate sum of $10,000,000. The Debentures mature in three years, bear interest at 8.5% per annum, payable quarterly, and are convertible into shares of common stock at the rate of $.46 per share. To date, KC has purchased $7,500,000 of Debentures, convertible into 16,304,347 shares of Common Stock. The Company used the proceeds to pay down a portion of the borrowings under its revolving credit facility. At December 31, 2001, the Company was delinquent in paying the quarterly interest payments due on July 31 and October 31, 2001. The Company made the quarterly interest payment due July 31, 2001 in January 2002 and KC has agreed not to call a default if the Company pays the October 31, 2001 payment on March 29, 2002. As of April 15, 2002, the Company has not paid the interest payment due October 31, 2001, aggregating approximately $163,000, and KC has not called a default but no assurance can be given that KC will not call a default. In the event that KC calls a default, the balance of $7,500,000 will become due and payable on demand. On April 10, 2002, the chief executive officer of the Company received a letter from the general partner ("GP") of KC stating that the limited partners ("LP") of KC have instructed the GP of KC to give the Company until April 17, 2002, to pay the overdue 2001 interest and until May 10, 2002, to pay the remaining overdue 2002 interest. The LP's have instructed the GP, in the event that these deadlines are not met, to take all necessary measures to put the Company in default and collect upon the debt.

c. On June 30, 1993, the Company entered into a Series A Junior Secured Note Agreement with BNY Financial Corporation ("BNY"), pursuant to which BNY received a nine-year, $7,000,000

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-18
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

--------------------------------------------------------------------------------

     note. On September 17, 1997, the Company and BNY entered into an amendment of the BNY note which provided that scheduled interest accruing under the note for the period February 1, 1996 through January 31, 1998 be deferred and added to the principal. The note bears interest at 7% per annum. On October 30, 2001 the Company received a forbearance from BNY relating to the $1,100,000 principal payment which was due on November 5, 2001. Under the terms of the forbearance, the Company paid BNY $500,000 in principal along with normally scheduled interest on November 5, 2001, and received a deferral on the balance of $600,000 until March 3, 2002. On February 21, 2002, the Company received a forbearance on the $600,000 principal payment that was due on March 3, 2002. BNY has agreed to defer the $600,000 as follows; $50,000 due on July 1, 2002; $100,000 due on July 31, 2002 and
     $450,000 due on September 3, 2002 and the remaining balance $5,242,000 is due on November 3, 2002. BNY is also entitled to receive mandatory prepayments based upon "excess cash flows" of the Company, as defined in the Company's note agreements with BNY.

     Annual maturities of long-term debt are as follows (in thousands):


              2002 ......................................  $ 11,842
              2004 ......................................     7,500
                                                           --------
                                                           $ 19,342
                                                           ========

12.  STOCK INCENTIVE PLAN

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

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-19
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

--------------------------------------------------------------------------------


     Transactions in stock options under the Plan are summarized as follows:


                                                    2001                            2000                             1999
                                        ----------------------------      --------------------------      --------------------------
                                                           WEIGHTED                         WEIGHTED                        WEIGHTED
                                                            AVERAGE                          AVERAGE                        AVERAGE
                                          NUMBER            EXERCISE        NUMBER          EXERCISE        NUMBER          EXERCISE
                                        OF OPTIONS           PRICE        OF OPTIONS          PRICE        OF OPTIONS        PRICE
                                        -----------         --------      ----------        --------      -----------       --------
Outstanding, January 1 ...........       13,225,600         $   1.20       8,621,316         $   1.70       1,803,000       $   0.76
   Granted .......................          275,000             0.31       5,698,500             0.58       7,888,350           1.73
   Exercised .....................             --               --          (231,166)            0.50        (968,834)          0.45
   Expired/Cancelled .............       (2,738,100)            1.32        (863,050)            1.97        (101,200)          1.61
                                         ----------         --------      ----------         --------       ---------       --------
Outstanding, December 31 ........        10,762,500         $   1.15      13,225,600         $   1.20       8,621,316       $   1.70
                                         ----------         --------      ----------         --------       ---------       --------
Options Exercisable, December 31..        8,083,008         $   1.13       5,890,532         $   1.29       2,959,166       $   1.05
                                         ----------         --------      ----------         --------       ---------       --------


     Stock options outstanding and exercisable at December 31, 2001 are as follows:

                                                                     WEIGHTED
                                                  WEIGHTED           AVERAGE
     RANGE OF                   SHARES            AVERAGE           REMAINING
     EXERCISE                    UNDER             PRICE           CONTRACTUAL
      PRICES                    OPTION           PER SHARE        LIFE IN YEARS
     --------                 ----------         ---------        -------------
Outstanding:
    under $1.00 ............   5,194,000           $ 0.53              7.8
  $1.00 - $1.50 ............   1,915,000             1.30              6.8
  $1.51 - $2.00 ............   3,653,500             2.00              7.6
                              ----------           ------              ---
                              10,762,500           $ 1.15              7.5
                              ==========           ======              ===
Exercisable:
    under $1.00 ............   4,085,669           $ 0.55              7.8
  $1.00 - $1.50 ............   1,531,666             1.25              6.6
  $1.51 - $2.00 ............   2,465,673             2.00              7.6
                               ---------           ------              ---
                               8,083,008           $ 1.13              7.5
                               =========           ======              ===

     The Plan provides for the immediate vesting of outstanding options upon a change of control of the Company. Accordingly, on the date of the Simon Purchase Transaction, options to purchase 1,803,000 shares of common stock became fully vested and exercisable.

     The Company applies the intrinsic value method in accounting for its stock-based compensation plan. Had the Company measured compensation under the fair value based method for stock options granted, the Company's pro-forma net (loss) and pro-forma net (loss) per share-basic would have been as follows (in thousands, except per share data):

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-20
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

--------------------------------------------------------------------------------


                                        2001            2000             1999
                                       -------        --------         --------
     Net loss
       As reported ..................  $(3,434)       $(36,480)        $(10,583)
       Pro forma ....................   (7,172)        (40,857)         (14,774)

     Net loss per share-basic
       As reported ..................  $ (0.04)       $  (0.46)        $  (0.19)
       Pro forma ....................    (0.09)          (0.51)           (0.27)

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes Option pricing model with the following assumptions for fiscal 2001, 2000 and 1999, respectively: Risk-free interest rates of 5.7%, 5.8% and 5.5%; dividend yield of 0% for each year; expected lives of 5 years for each year; and, volatility of 121%, 180% and 150%.

13.  INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                                    YEAR ENDED DECEMBER 31,
                                                 ----------------------------
                                                 2001        2000        1999
                                                 ----        ----        ----
     Current:
        Federal............................      $ --        $ --        $ --
        State and local....................        91          33         113
                                                 ----        ----        -----
                                                   91          33         113
                                                 ----        ----        -----
     Deferred:
       Federal.............................        --          --          --
        State and local....................        --          --          137
                                                 ----        ----        -----
                                                   --          --          137
                                                 ----        ----        -----
                                                 $ 91        $ 33        $ 250
                                                 ====        ====        ====

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-21
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

--------------------------------------------------------------------------------


     A reconciliation of the statutory Federal income tax rate to the Company's effective tax rate is summarized as follows:

                                                 YEAR ENDED DECEMBER 31,
                                             ------------------------------
                                             2001         2000         1999
                                             ----         ----         ----

     Federal statutory income tax rate..      (34)%        (34)%        (34)%
     State and local income taxes ......        2          --             1
     Goodwill amortization .............        1            1            3
     Valuation allowance ...............       32           32           32
     Other, individually less than 5%...        1            1          --
                                             ----         ----         ----
                                                2%         --             2%
                                             ====         ====         ====

     The components of deferred tax assets and liabilities are as follows (in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                           2001        2000
                                                           ----        ----
     Deferred tax assets:
       Current:
         Restructuring charge .......................  $    240      $ 1,801
         Inventories ................................         7        2,891
         Allowance for sales refunds, discounts,
           credits and doubtful accounts ............       418        3,930
         Accruals ...................................       290        1,304
         Other ......................................       --            78
                                                       --------      --------
                                                            955       10,004
                                                       --------      --------
       Noncurrent:
         Net operating loss carryforwards ...........    45,456        37,998
         Goodwill ...................................     1,285         1,408
         Alternative minimum tax credit carryforward        846           846
         Other tax credit carryforwards .............        37            37
         Other ......................................       605           605
                                                       --------      --------
                                                         48,229        40,894
                                                       --------      --------
                                                         49,184        50,898
       Valuation allowance ..........................   (48,823)      (50,322)
                                                       --------      --------
       Total deferred tax assets.....................  $    361      $    576
                                                       ========      ========

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-22
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

--------------------------------------------------------------------------------


                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                           2001        2000
                                                           ----        ----
     Deferred tax liabilities:
        Property and equipment........................     $361        $576

            Total deferred tax liabilities............     $361        $576

            Net deferred tax asset....................     $--         $--


     The Company's valuation allowance decreased from $50,322,000 as of December 31, 2000 to $48,823,000 as of December 31, 2001. For the year ended December 31, 2000, the Company's valuation allowance increased from $38,821,000 as of December 31, 1999 to $50,322,000 as of December 31, 2000.

     At December 31, 2001, the Company has available net operating loss carryforwards for federal income tax purposes of approximately $105,000,000 which expire during fiscal 2002 through 2021.

     In addition, the Company has certain state net operating loss carryforwards available which expire at various times in accordance with governing state tax statutes. As a result of the change in control of the Company caused by the Simon Purchase Transaction, the utilization of net operating loss carryforwards generated prior to the this transaction are limited by
     Section 382 of the Internal Revenue Code to approximately $1,500,000 annually through 2019. Accordingly, the Company expects that a significant portion of the net operating loss carryforwards will expire unused.

14.  EXTRAORDINARY GAIN

     During the year ended December 31, 2001, the Company recorded extraordinary gains of approximately $1,998,000 which consisted of the following: (i) settlements with vendors for liabilities totaling approximately $2,345,000, which the Company agreed to pay approximately $1,063,000 in cash, (ii) settlement with Perry Ellis International on royalty payables totaling approximately $1,416,000 which the Company agreed to pay $900,000 in cash and (iii) in connection with the closing of the New Bedford location in 2001 the Company agreed to settle a union obligation of approximately $750,000 by paying $550,000 in cash.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-23
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

--------------------------------------------------------------------------------

15.  COMMITMENTS AND CONTINGENCIES

     LEASE COMMITMENTS

     Future minimum rental payments under capital leases and noncancelable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2001 are as follows (in thousands):


     YEAR ENDING                                OPERATING                  GRUPO                   CAPITAL
     DECEMBER 31,                                LEASES     SUB-RENTS   REIMBURSEMENT   NET RENT    LEASES
     ------------                               ---------    ---------  -------------   -------    -------
     2002 ...................................   $  6,563    $   (938)     $ (3,697)    $  1,928   $   855
     2003 ...................................      6,645        (969)       (3,729)       1,947       610
     2004 ...................................      6,163      (1,067)       (3,485)       1,611       492
     2005 ...................................      5,533      (1,191)       (3,031)       1,311         3
     2006 ...................................      4,362      (1,190)       (2,441)         731        --
     Thereafter .............................      6,174      (2,571)       (2,571)       1,032        --
                                                --------    --------      --------     --------   -------
     Total minimum lease payments ...........   $ 35,440    $ (7,926)     $(18,954)    $  8,560     1,960
                                                ========    ========      ========     ========   =======
     Less amount representing interest .........................................................      320
                                                                                                  -------
     Present value of minimum lease payments (including
       short-term portion of $690) .............................................................  $ 1,640
                                                                                                  =======


     The Company has various operating leases in effect primarily for retail and outlet stores, offices and warehouses (see Note 19). The store leases expire over the next nine years, the office leases expire over the next nine years and the warehouse leases expire over the next four years. The store leases contain clauses whereby the stores are assessed additional rents based on a percentage of sales. For the years ended December 31, 2001, 2000 and 1999, the stores were not charged rent as a percentage of sales. Most of the operating leases contain renewal options to extend the lease terms. The Company subleases one of its former office locations and as part of the Grupo Agreement, the Company receives reimbursement from Grupo for rents related to the outlets stores, warehouse and a majority of the current office space. Total rental expense under all operating leases was approximately $5,485,000, $6,782,000 and $4,385,000 for fiscal 2001,
     2000 and 1999, respectively. The Company received reimbursements from Grupo totaling approximately $2,818,000 covering rent expense for office, warehouse and outlet store rents that were Grupo's responsibility as per the Agreement.The Company has the option to terminate the Grupo Agreement and re-license the brands to other interested parties or to take back the license and operate the Company as a separate wholesale company using current management and a cash infusion, if available. The Company is currently negotiating with Grupo to take back the license to operate the Company as a separate wholesale company.

     LICENSE AGREEMENTS

     The Company has been granted several licensing agreements to manufacture and distribute men's, women's and boys' outerwear, sportswear and activewear products bearing the licensors' labels. The agreements expire at various dates through 2004. The Company is required to make royalty and advertising payments based on a percentage of sales, as defined in the respective agreements, subject to minimum payment thresholds. Royalty and advertising expenses under licensing agreements totaled $218,542, $7,990,845 and $6,920,000 for the years ended December 31, 2001, 2000 and
     1999, respectively. As of December 31, 2001, the Company has one remaining license agreement to manufacture and sell casual apparel for women, excluding swimwear and accessories, under the Baby Phat(R) label. The Company is required to make royalty and advertising payments based on a percentage of sales as defined in the license agreement.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-24
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

--------------------------------------------------------------------------------

     Future minimum royalty and advertising payments required under the remaining license agreement are as follows (in thousands):

     YEAR ENDING
     DECEMBER 31,
     -------------
          2002 .......................................................   $ 1,920
          2003 .......................................................     1,920
          2004 .......................................................     1,920

                                                                         -------
     Total minimum royalty payments ..................................   $ 5,760
                                                                         =======

     As described in Notes 1 and 17, the Company has sublicensed its remaining licenses to Grupo and Grupo is responsible for these minimum royalty payments.

     EMPLOYMENT CONTRACTS

     The Company has entered into employment contracts with certain senior executives for periods of three to five years, expiring no later than August 2004. Under the agreements, the executives are entitled to a specified salary over the contract period. Bonuses are payable based upon profitability and cash flows of the Company for each period. The estimated future minimum obligation under these contracts as of December 31, 2001 is $1,392,000 in 2002, $775,000 in 2003 and $500,000 in 2004. In addition, upon certain events of termination or change in control of the Company, certain of these agreements contain lump sum payment provisions, as defined within the respective agreements.

     LITIGATION

     The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions involving private interests. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, the dispositions of these matters could have a material adverse effect on the Company's financial statements. As of December 31, 2001 the Company is a party to the following significant legal actions:

     Coronet Group, Inc. v. Europe Craft Imports, Inc.: Coronet has sued Europe Craft Imports, Inc., a wholly-owned subsidiary of the Company, in the Supreme Court of the State of New York, County of New York, claiming that Europe Craft breached a license agreement as Licensor of the Members Only trademark to Coronet, and seeking damages in the amount of approximately $1,000,000. Europe Craft has counter-claimed for unpaid future royalties under the agreement and intends to vigorously dispute Coronet's claims. The case is in the later stages of pre-trial discovery. The Company intends to vigorously defend the action and pursue its claim against Coronet.

     Campers World International, Inc. v. Perry Ellis International and Aris Industries, Inc.: Campers World instituted an action in the United States District Court for the Southern District of New York in January 2002 against Perry Ellis International, Inc. ("PEI") and the Company. The complaint alleges that Campers World purchased approximately 460,000 pairs of PEI jeans from Aris for approximately $4,600,000 and subsequently sold those jeans to Costco. PEI thereafter informed Costco that the sale by Campers World to it was an unauthorized use of PEI's trademarks and that Aris was not authorized to sell the jeans to Campers World or to permit it to allow Campers World to sell jeans to Costco. Campers World seeks return of the purchase price and other damages from Aris. PEI has also asserted a cross-claim against Aris and its subsidiaries and Aris' chief executive officer alleging that Aris violated various license agreements regarding PEI's trademarks. Aris has answered the Campers

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-25
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

--------------------------------------------------------------------------------


     World complaint denying the material allegations. In particular, Aris denies that it made the sale to Campers World that is the subject of its complaint. Aris has yet to answer PEI's cross-claim. Aris currently intends to vigorously defend the main action and cross-claim.

     1411 TrizecHahn-Swig, LLC v. Aris: On March 1, 2001, TrizecHahnSwig, LLC, the landlord of the Company's premises at 1411 Broadway, commenced a non-payment proceeding against the Company in the Civil Court of the City of New York. The proceeding sought rent arrears and possession of the premises. On December 19, 2001 said action was dismissed by Order by Honorable Robert Sackett, J.C.C.. Aris commenced an action against TrizecHahnSwig, LLC, in the Supreme Court of the State of New York, County of New York, seeking a declaratory judgement that the 1411 lease terminated as of January 31, 2001. This action was dismissed by order of Honorable Sheila Abdus-Salaam, J.S.C. on May 22, 2001. Aris is appealing this dismissal in the Apellate Division of the Supreme Court of the State of New York, First Department. This appeal is pending. The Company has surrendered possession of the premises at 1411 Broadway. In January 2002 TrizecHahnSwig, LLC, commenced a new action against Aris in the Supreme Court of the State of New York, County of New York seeking rent arrears in the amount of $703,000. The Company is defending this action, has noticed a motion to dismiss and will defend the action and raise counter-claims. TrizecHahnSwig, LLC, has offered to settle this matter in exchange for a payment of $1,000,000 by the Company. The Company is currently evaluating this offer.

     Guy Kinberg v. Aris: In December 2001, Guy Kinberg, the former head of production for the Company, commenced an action in the Supreme Court of the State of New York, County of New York, claiming that his termination by the Company breached his employment agreement. Kinberg is seeking $1,200,000 in damages, representing salary and severance under the agreement. The Company believes it had cause to terminate the agreement and intends to vigorously defend the action.

     Martinez & Sons: Martinez & Sons was a contractor with whom XOXO did a substantial amount of sewing. Martinez & Sons went bankrupt, and therefore failed to pay employees. In December of 2000, XOXO settled with the DOL on behalf of 23 employees. XOXO paid $17,433.44 to settle these claims. Other employees sued, and XOXO settled that case in the amount of $62,000. Some of the claimants of the DOL settlement, as well as two other employees, filed a complaint with the DLSE for unpaid wages totaling $22,318.62. They asserted that they had not been paid any wages and claimed that they were owed more money than paid in settlement with the DOL. The Company is in the process of investigating these matters. The Company received a demand letter from a law firm claiming to represent some of the same individuals involved in the Martinez & Sons DOL settlement and the DLSE investigation. The attorney representing these 16 former employees has demanded $660,000 from XOXO. The attorney for these individuals has stated that he may file a claim under Business and Professions Code 17200 et seq. This statute allows individuals to sue for unfair business practices, and penalties and treble damages. It is too premature at this time to assess liability in this matter.

     Fashion World-Santa v. Lola, Inc.: On February 11, 2002, Fashion World-Santa filed an unlawful detainer action against Lola, Inc. ("Lola") in the Los Angeles Superior Court. That action sought to evict Lola, on grounds of non-payment of rent, from an XOXO retail store located in Beverly Hills, California. Lola is a party to a five-year lease for that store, and that lease does not expire until April

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-26
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

--------------------------------------------------------------------------------


     2006. XOXO Clothing Company, Inc. responded to the complaint as successor in interest to Lola, Inc., denying the material allegations of the complaint, and asserting other affirmative defenses. On February 27, 2002, XOXO vacated the property and returned possession of the premises to the plaintiff. On March 11, 2002, the Superior Court set the matter for trial on April 8, 2002, although it is not expected that this trial date will be continued now that possession of the premises is not at issue. XOXO wishes to pursue a settlement with the plaintiff but also intends to contest the plaintiff's allegations and defend the action if necessary. Under the terms of the lease, XOXO may potentially be liable for approximately $1.8 million in future rent (See Note 19), plus attorneys' fees and costs, but that figure is expected to be reduced substantially as a result of the plaintiff's obligation to mitigate its damages.

16.  RETIREMENT PLANS

     The Company participates in a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate. Employer contributions are discretionary. Participants vest immediately in their own contributions and after seven years of service in employer contributions. The Company made no contributions in 2001, 2000 and 1999.

17.  RELATED PARTY TRANSACTIONS

     In June 2000, First A.H.S. Acquisition Corp. ("AHS"), a company owned by the Company's chief executive officer, entered into an agreement (the "Letter of Credit Agreement") with the Company's principal commercial lender to facilitate the opening of up to $17,500,000 in letters of credit for the purchase of inventory. Pursuant to the Letter of Credit Agreement, AHS will purchase inventory which will be held at the Company's warehouse facilities. Such inventory will be sold to the Company at cost when the Company is ready to ship the merchandise to the customer. As of and for the year ending December 31, 2001, the Company purchased $2,981,000 from AHS and owes AHS $7,060,000 and incurred interest expense of approximately $535,000. As a result of the Company's change to a licensing operation, effective March 1, 2001, the Company no longer purchases inventory. As of and for the year ended December 31, 2000, the Company purchased $19,482,988 from AHS, owed AHS $8,579,000 and AHS was holding $2,981,000 of inventory which the Company purchased in 2001. In connection with the Letter of Credit Agreement, the Chief Executive Officer of the Company has guaranteed up to $7,000,000 of AHS obligations to the Company's principal commercial lender.

     The Company has utilized the services of Schneider, Schecter & Yoss, an accounting firm, of which Howard Schneider, a director of the Company, is a partner. During 2001, 2000 and 1999, total fees paid were $43,950, $192,825 and $115,800, respectively.

     During 2001 and 2000, the Company had sales of approximately $828,000 and $14,286,000, respectively, to Humane Incorporated ("Humane") of which Steven Feiner, a director of the Company, is the owner. As of December 31, 2001 and 2000, the Company had receivables from Humane of approximately $828,000 and $787,000, respectively. In addition, Humane acted as a sales agent for the Company in connection with sales of certain of the Company's products in the United States. Commissions earned for 2000 and 1999 were $572,259 and $593,734, respectively.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-27
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

--------------------------------------------------------------------------------

     During January 2001, the Company's chief executive officer loaned the Company $2,000,000. The loan is payable on demand and bears interest at prime plus 1/4%. Interest expense was approximately $157,000 for the year ended December 31, 2001.

     In addition, as of December 31, 2001, the Company had trade payables of $758,523 to its chief executive officer, $92,081 to Humane, $29,409 to Steven Feiner and $5,200 to Schneider, Schecter and Yoss.

18.  BUSINESS SEGMENT DATA

     In accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", the Company's principal business segments are grouped between the generation of revenues from royalties and retail store operations. The Company has two reportable business segments. Manufacturing /licensing and retail store operations. Prior to March 1, 2001 the Company was engaged in the business of manufacturing and distributing men's and boy's outerwear and women's sportswear under a variety of tradenames which are owned or licensed from others. On March 1, 2001, the Company changed into a licensing business which derives its revenues from royalties associated with the use of the Company's brand names, principally XOXO(R), Fragile(R) and Members Only(R) and, subject to Aris' rights as a licensee with respect thereto, Baby Phat(R) and Brooks Brothers Golf(R). The Retail Store segment was comprised of four full-price retail stores which principally sell products under the XOXO(R) brand name (See Note 19). The Company has no inter-segment sales. All general corporate assets are allocated to the manufacturing/licensing segment.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-28
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

--------------------------------------------------------------------------------

     Segment information for the years are set forth below.


                                           Manufacturing        Retail
                                            & Licensing         Stores            Total
                                           ------------       ---------         ---------
     Year Ended December 31, 2001:
     Net revenues .....................     $  52,531         $   6,326         $  58,857
     Interest expense .................         3,215              --               3,215
     Depreciation & amortization ......         5,656               415             6,071
     Impairment of long-lived assets ..           462              --                 462
     Restructuring gain ...............         1,679              --               1,679
     Extraordinary gain ...............         1,998              --               1,998
     Net loss .........................        (2,162)           (1,272)           (3,434)
     Segment assets ...................        46,594             2,102            48,696
     Goodwill .........................        33,930               412            34,342
     Capital expenditures .............           491              --                 491

     Year Ended December 31, 2000:
     Net revenues .....................     $ 196,195         $   5,981         $ 202,176
     Interest expense .................         6,779              --               6,779
     Depreciation & amortization ......         5,567               416             5,983
     Restructuring and other charges ..         1,862              --               1,862
     Net loss .........................       (36,286)             (194)          (36,480)
     Segment assets ...................        97,901             2,308           100,209
     Goodwill .........................        35,726               425            36,151
     Capital expenditures .............         4,265               343             4,608

     Year Ended December 31, 1999:
     Net revenues .....................     $ 175,204         $   2,726         $ 177,930
     Interest expense .................         4,185              --               4,185
     Depreciation & amortization ......         2,434               118             2,552
     Restructuring and other charges ..         2,235              --               2,235
     Net loss .........................       (10,450)             (133)          (10,583)
     Segment assets ...................       102,998             3,119           106,117
     Capital expenditures .............         4,039               250             4,289


     Prior to 2001, the Company was organized and managed as one business segment that offered distinct men's, women's and boys' apparel products to its customers. Its operations were conducted domestically and substantially all of its net sales were derived from domestic customers. Additionally, all of the Company's assets are located within the United States. In 2001, 74% of the Company's royalty and licensing revenues were generated by its principal licensee, Grupo. In addition, 100% of the Company's sales to licensee were from the sales of the Company's inventory to Grupo. The Company had sales to two customers that represent 15% and 11% of net sales for the year ended December 31, 2000. The Company had sales to one customer that represent 4% of net sales for the year ended December 31, 1999.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-29
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

--------------------------------------------------------------------------------

19.  SUBSEQUENT EVENTS

     In an effort to improve the overall profitability of the Company, the Company closed three of its four full price retail stores in the first quarter of fiscal 2002. The Company closed its two retail locations on Broadway in Lower Manhattan along with its retail store on Rodeo Drive in Los Angeles. The Company will record a charge in the first quarter of 2002 of approximately $1,932,000 (unaudited) consisting of an accrual for 2002 rent, property and equipment write-downs and goodwill impairment charges. The Company will include in its accrual a liability for one year of store rent for each of the closed stores since each store lease contains a provision that the landlord will use its best efforts to release the premises in the event that the premises are vacated by the Company. However, no assurances can be given that the premises will be re-leased within one year and the Company will have to periodically review its accrual. The Company could incur significantly higher rent charges should a future review warrant an additional accrual.

     During March 2001, in settlement of a disputed claim with Tarrant Apparel Group, Inc., the Company issued 1,500,000 shares of its common stock to Tarrant, with a value of $1,050,000. The Company agreed that, in the event the market value of such shares as of December 31, 2001 was less than $3,300,000, the Company would either, at its option (x) pay to Tarrant in cash an amount, or (y) issue to Tarrant additional shares of common stock having a share value, equal to the difference between $3,300,000 and the greater of the share value as of December 31, 2001 and $1,050,000. In January 2002, the Company completed the settlement agreement with Tarrant by issuing to Tarrant an additional 6,617,647 shares of its common stock, such shares having a value equal to $2,250,000. The issuance of these shares will be reflected on the Company's financial statements for the first quarter of 2002 as a reduction in accounts payable offset by an increase in stockholders equity.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS



---------------------------------------------------------------------------------------------------------------------------
COLUMN A                                               COLUMN B           COLUMN C            COLUMN D           COLUMN E
---------------------------------------------------------------------------------------------------------------------------
                                                                          ADDITIONS
                                                         BALANCE          CHARGED TO                             BALANCE
                                                      AT BEGINNING        COSTS AND                               AT END
CLASSIFICATION                                          OF PERIOD          EXPENSES          DEDUCTIONS          OF PERIOD
                                                      ------------        ----------        ------------         ----------
     Year ended December 31, 2001:
         Allowance for sales returns, discounts,
           credits and doubtful accounts .......        $9,141,000        $     --          $ 8,127,000 (2)      $1,014,000
         Inventory reserves ....................         6,017,000              --            6,017,000 (4)            --
         Restructuring reserves ................         4,187,000              --            3,620,000 (5)         567,000
                                                        ----------        ----------        -----------          ----------
     Year ended December 31, 2000:
         Allowance for sales returns, discounts,
           credits and doubtful accounts .......        $7,334,000        $1,807,000        $     --             $9,141,000
         Inventory reserves ....................         2,105,000         3,912,000              --              6,017,000
         Restructuring reserves ................              --           4,187,000              --              4,187,000
                                                        ----------        ----------        -----------          ----------
     Year ended December 31, 1999:
         Allowance for sales returns, discounts,
           credits and doubtful accounts .......        $4,561,000        $ 9,935,000  (1)  $ 7,162,000 (2)      $7,334,000
         Inventory reserves ....................         2,558,000            597,000         1,050,000 (3)       2,105,000
                                                        ----------        ----------        -----------          ----------


(1) Includes assumed allowances in connection with the XOXO acquisition.

(2) Write-off of receivables.

(3) Write-off of inventory.

(4) Sale of inventory.

(5) Cash amounts paid and reserve recovery