Form 10-Q
period 2002-03-31
ARIS INDUSTRIES INC
filed 2002-05-17
CIK 100979

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter ended                          (Commission File Number):  1-4814
March 31, 2002


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

Number of shares of Common Stock outstanding 88,783,054
As of May 13, 2002

                              ARIS INDUSTRIES, INC.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 a.       Consolidated Condensed Balance Sheets as
                          of March 31, 2002 and December 31, 2001 ...........  3

                 b.       Consolidated Condensed Statements of
                          Operations for the Three-Months Ended
                          March 31, 2002 and March 31, 2001 .................  4

                 c.       Consolidated Condensed Statements of Cash
                          Flows for the Three-Months Ended March
                          31, 2002 and March 31, 2001 .......................  5

                 d.       Notes to Consolidated Condensed Financial
                          Statements ........................................  6

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations ................................................. 12

        Item 3.  Quantitative and Qualitative Disclosures
                 About Market Risk .......................................... 17


PART II. OTHER INFORMATION

        Item 1.  Legal Proceedings .......................................... 17

        Item 2.  Changes in Securities and Use of Proceeds .................. 18

        Item 3.  Defaults upon Senior Securities ............................ 18

        Item 4.  Submission of Matters to a Vote of
                 Security Holders ........................................... 18

        Item 5.  Other Information .......................................... 21

        Item 6.  Exhibits and Reports on Form 8-K ........................... 19

SIGNATURES .................................................................. 20

                                             ARIS INDUSTRIES, INC.
                                               AND SUBSIDIARIES
                                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                                  (UNAUDITED)
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               March 31,         December 31,
ASSETS ..............................................................            2002               2001
                                                                               --------          ------------
Current assets:
   Cash .............................................................          $    150           $    457
   Receivables, net .................................................               139              1,152
   Receivable from related party ....................................               828                828
   Due from licensee ................................................              --                4,953
   Inventories ......................................................               266                489
   Prepaid expenses and other current assets ........................                69                269
                                                                               --------           --------

                                     Total current assets ...........             1,452              8,148

Property and equipment, net .........................................             4,709              5,730

Goodwill, net .......................................................            33,930             34,342

Other assets ........................................................               483                476
                                                                               --------           --------

                           TOTAL ASSETS .............................          $ 40,574           $ 48,696
                                                                               ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
   Borrowings under revolving credit facility .......................          $  1,793           $  4,485
   Loans payable to related parties, including accrued interest .....             9,340              9,060
   Current portion of long-term debt ................................            11,342             11,842
   Current portion of capitalized lease obligations .................               570                690
   Accounts payable .................................................             3,857              7,050
   Accounts payable to related parties ..............................               946                885
   Accrued expenses and other current liabilities ...................             4,120              2,470
                                                                               --------           --------
                                  Total current liabilities .........            31,968             36,482

Long-term debt ......................................................             7,500              7,500
Capitalized lease obligations .......................................               842                950
Other liabilities ...................................................             2,472              2,587
                                                                               --------           --------
                                      Total liabilities .............            42,782             47,519
                                                                               --------           --------

Commitments and contingencies

Stockholders' Equity (Deficiency):
   Preferred stock, $.01 par value: 10,000 shares authorized; none
      issued and outstanding ........................................              --                 --
   Common stock, $.01 par value: 200,000 shares authorized
      88,783 issued and outstanding at March 31, 2002
     and 82,165 issued and outstanding at December 31, 2001 .........               888                822
   Additional paid-in capital .......................................            83,946             81,760
   Accumulated deficit ..............................................           (86,971)           (81,313)
   Unearned compensation ............................................               (71)               (92)
                                                                               --------           --------

                      Total stockholders' equity (deficiency)........            (2,208)             1,177
                                                                               --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)..............          $ 40,574           $ 48,696
                                                                               ========           ========


See accompanying notes to consolidated condensed financial statements

                             ARIS INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                          (Unaudited)
                             (in thousands, except per share data)

                                                                  Three-             Three-
                                                               Months Ended       Months Ended
                                                                 March 31,          March 31,
                                                                   2002               2001
                                                               ------------       ------------
Revenues:
   Sales to customers .................................          $    997           $ 20,688
   Sales to licensee ..................................              --                5,558
   Royalty income .....................................             2,088              1,822
   Commission income ..................................              --                  660
                                                                 --------           --------

Total revenues ........................................             3,085             28,728
                                                                 --------           --------

Cost of goods sold:
   Cost of sales to customers .........................              (603)           (14,700)
   Cost of sales to licensee ..........................              --               (5,558)
                                                                 --------           --------

Total cost of goods sold ..............................              (603)           (20,258)
                                                                 --------           --------

Gross profit ..........................................             2,482              8,470

Operating income (expenses):
   Selling and administrative expenses ................            (5,388)           (13,198)
   Impairment of long lived assets ....................              (853)              --
   Restructuring and other costs ......................            (1,404)             1,666
                                                                 --------           --------

Loss from operations ..................................            (5,163)            (3,062)

Interest expense, net .................................              (522)            (1,215)
                                                                 --------           --------

Loss before income tax provision and extraordinary item            (5,685)            (4,277)

   Income tax benefit (provision) .....................                27                (80)

Loss before extraordinary item ........................            (5,658)            (4,357)

Extraordinary item:
   Gain on extinguishment of debt .....................              --                1,282
                                                                 --------           --------

Net loss ..............................................          ($ 5,658)          ($ 3,075)
                                                                 ========           ========

Basic loss per share:
   Loss before extraordinary item .....................             (0.07)             (0.05)
   Extraordinary item .................................           $  0.00            $  0.01
                                                                 ========           ========
Net loss ..............................................          ($  0.07)          ($  0.04)
                                                                 ========           ========

Per share data:
   Weighted average shares outstanding - Basic ........            85,033             81,165

See accompanying notes to consolidated condensed financial statements

                                                  ARIS INDUSTRIES, INC.
                                                    AND SUBSIDIARIES
                                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          Three-              Three-
                                                                                       Months Ended        Months Ended
                                                                                         March 31,           March 31,
                                                                                           2002               2001
                                                                                       -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ......................................................................      ($ 5,658)          ($ 3,075)

     Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Depreciation and amortization .............................................           587              1,694
        Accrued interest...........................................................            30               --
        Non-cash stock based compensation .........................................            21                112
        Reversal of allowances on receivables .....................................          --               (3,030)
        Extraordinary gain on extinguishment of debt ..............................          --               (1,282)
        Provision for / (reversal) of accrued restructuring charges ...............         1,404             (1,666)
        Write-off receivables from licensee .......................................         1,959               --
        Impairment on property and equipment ......................................           440               --
        Impairment of goodwill ....................................................           412               --
    Change in assets and liabilities:
        Decrease in receivables ...................................................         1,013             21,847
        Decrease in due from licensee .............................................         2,994               --
        Decrease in inventories ...................................................           223              3,253
        Decrease in prepaid expenses and other current assets .....................           200                680
        (Increase) / decrease in other assets .....................................            (7)                41
        Decrease in accounts payable ..............................................          (943)            (1,397)
        Increase in accounts payable to related parties ...........................            61               --
        Increase / (decrease) in accrued expenses and other current liabilities ...           246               (484)
        Increase / (decrease) in other liabilities ................................          (115)              (519)
                                                                                         --------           --------
                       Net cash provided by operating activities ..................         2,867             16,174
                                                                                         --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures ..........................................................            (4)              (255)
                                                                                         --------           --------
                       Net cash used in investing activities ......................            (4)              (255)
                                                                                         --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of long-term debt and capital leases ...............................          (728)            (1,328)
    Proceeds from issuance of convertible debentures ..............................          --                7,000
    Proceeds of loan from related party ...........................................           250              2,000
    Decrease in borrowings under revolving credit facility ........................        (2,692)           (25,239)
                                                                                         --------           --------
                       Net cash used in financing activities ......................        (3,170)           (17,567)
                                                                                         --------           --------


NET DECREASE IN CASH ..............................................................          (307)            (1,648)

CASH, BEGINNING OF PERIOD .........................................................           457              2,389
                                                                                         --------           --------

CASH, END OF PERIOD ...............................................................      $    150           $    741
                                                                                         ========           ========

SUPPLEMENTAL SCHEDULE ON NON-CASH FINANCING ACTIVITIES:
    Issuance of common stock in settlement of accounts payable.....................      $  2,250              --


See accompanying notes to consolidated condensed financial statements

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated condensed financial statements as of March 31, 2002 and for the three month periods ended March 31, 2002 and 2001, are unaudited and reflect all adjustments consisting of normal recurring adjustments and extraordinary gains, restructuring and other costs (See Note 8) which are, in the opinion of management, necessary for a fair presentation of financial position, operating results and cash flows for the periods.

The consolidated condensed balance sheet as of December 31, 2001 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting standards appropriate for interim financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The operating results for the three month period ended March 31, 2002 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2002.


2. FINANCIAL ACCOUNTING STANDARDS NO. 142, "GOODWILL AND OTHER
   INTANGIBLE ASSETS"

Under Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") goodwill and other intangible assets with indefinite useful lives are no longer amortized. Instead such assets will be subject to reduction only when the carrying amount exceed their estimated fair value based on impairment tests established by SFAS 142 that will be made at least annually. The Company began to apply the provisions of SFAS 142 effective January 1, 2002, and discontinued amortization effective as of that date. For the three-months ended March 31, 2001, amortization relating to goodwill was approximately $452,000.

3 LIQUIDITY RISKS

These consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of March 31, 2002 the Company had a working capital deficit of $30,516,000 as compared to a working capital deficit of $28,334,000 at December 31, 2001. In addition, the Company was not in compliance with certain covenants contained in its credit facility. However, the Company has been advised by its lenders that they are willing to work with the Company to structure the remaining payments in a manner the Company should be able to make. Amounts outstanding under the revolving credit facility were reduced from $4,485,000 at December 31, 2001 to $1,793,000 as of March 31, 2002.

During 2001, Aris Industries, Inc. (the "Company", the "Registrant" or "Aris") substantially completed its transformation from a manufacturer and importer of outerwear, sportswear and loungewear to a licensor or sublicensor of its owned or licensed trademarks. In early 2001, Aris entered into an agreement (the "Grupo Agreement"), which became effective March 1, 2001, with Grupo Xtra of New York, Inc. ("Grupo"), an unaffiliated third party, giving Grupo the exclusive right in the United States, Puerto Rico, the Caribbean Islands and Israel to manufacture and sell, subject to Aris' design and quality approvals, women's clothing, jeanswear and sportswear under the XOXO(R) and Fragile(R) trademarks and sportswear and outerwear under the Members Only(R) trademark. In addition, Aris granted Grupo the right to manufacture and sell products covered by its license agreements for Brooks Brothers Golfwear and Baby Phat sportswear. In late 2001, Brook Brothers terminated Grupo's right to use its trademark and subsequently purported to terminate the Company's license period. Grupo was also granted the right to operate the Company's XOXO outlet stores, which the Company used to provide a channel for disposing of excess and irregular inventory. In exchange, Grupo agreed to purchase substantially all of Aris's inventory of such products, pay royalties based on its sales of such products and assume certain of Aris's overhead obligations and contracts. Grupo completed the purchase of such inventory in January 2002.

Grupo was frequently late in fulfilling its payment obligations under the Agreement. Following the end of the 2001, it continued to be late in making payments to the Company and violated the Agreement in other ways. In March 2002, the Company sent Grupo notices of termination of the Agreement.

In April 2002, the Company terminated its license agreement with Grupo and shortly thereafter Grupo filed for bankruptcy protection under Chapter XI of the bankruptcy code. On April 25, 2002, Judge E. Robles of the United States Bankruptcy Court, Central District of California, terminated the Trademark License Agreement and ordered Grupo to immediately discontinue all use of trademark bearing XOXO(R), Baby Phat(R), Brooks Brothers Golf(R), Fragile(R) and Members Only(R). Following the effectiveness of the termination of the Grupo Agreement, the Company reached an agreement in principle with Adamson Apparel, Inc. ("Adamson") to license from the Company and its subsidiaries the XOXO(R) and Baby Phat(R) a related party, trademarks that had been previously licensed by Grupo (see Note 4).

The Company plans to finance its operations through, (i) minimum royalties of $6,156,000 which the Company would be due under the proposed Adamson license agreement, (ii) minimum royalties of $3,383,000 from its additional licensees,
(iii) negotiation of extended payment term of existing finance agreements and
(iv) continued negotiated settlements with its vendors.

The Company believes that its financing plan will be sufficient, at least through March 31, 2003, to sustain its operations as a licensing and brand management business and to payoff indebtedness under the credit facility and the term loan, however, there can be no assurance that the timing of cash receipts to be realized from working capital and operations will be sufficient to meet obligations as they become due. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

4. PROPOSED LICENSE TO ADAMSON

Following the effectiveness of the termination of the Grupo Agreement, the Company reached an agreement in principle with Adamson Apparel, Inc. to license from the Company and its subsidiaries the XOXO(R) and Baby Phat(R) trademarks that had been previously licensed by Grupo. Adamson is a newly-formed New York corporation which is owned by the Company's Chairman and Chief Executive Officer and principal stockholder. The Company has been informed that Adamson was initially capitalized with a $7 million investment. Adamson intends to utilize many of the same employees that were utilized by Grupo, all of whom were formerly employees of XOXO or one or more of the Company's subsidiaries.

Under the proposed Adamson Agreement, Adamson would have the right, for an initial term of five years (the "Initial Term"), renewable at its option for four additional five year periods, to manufacture, market and distribute at wholesale, women's clothing, jeanswear and sportswear under the XOXO trademark and, subject to Aris' rights as licensee with respect thereto, Baby Phat apparel. The royalty rate for XOXO products would be 9% and 7% for Baby Phat in addition to amounts due to the licensor of Baby Phat. Minimum royalties under the proposed Adamson Agreement would begin at $6,156,000 and increase to $10,526,000 in 2003 and thereafter by 14% per year until 2005 when minimum royalties would be $13,500,000.

The minimum royalty due from Adamson for 2002 would be $6,156,000. The Company has been informed that Adamson purchased from Grupo's lender all of Grupo's inventory of XOXO(R) and Baby Phat(R) apparel and also purchased from the lender Grupo's order file.

The Company also owns the Members Only(R) trademark and is deciding whether to manufacture and sell products bearing the trademark or to sell the trademark outright or license it to others.


5. SALE OF CONVERTIBLE DEBENTURES

In February 2001, the Company entered into a Securities Purchase Agreement with KC Aris Fund I, L.P. ("KC") pursuant to which the Company is to issue Convertible Debentures in the aggregate sum of $10,000,000. The Debentures mature in three years, bear interest at 8.5% per annum, payable quarterly, and are convertible into shares of common stock at the rate of $.46 per share. To date, KC has purchased $7,500,000 of Debentures, convertible into 16,304,347 shares of Common Stock. The Company used the proceeds to pay down a portion of the borrowings under its revolving credit facility. At December 31, 2001, the Company was delinquent in paying the quarterly interest payments due on July 31 and October 31, 2001. The Company made the quarterly interest payment due July 31, 2001 in January 2002 and KC had agreed not to call a default if the Company paid the October 31, 2001 payment by March 29, 2002. On April 10, 2002, the chief executive officer of the Company received a letter from the general partner ("GP") of KC stating that the limited partners ("LP") of KC have instructed the GP of KC to give the Company until April 17, 2002, to pay the overdue 2001 interest and until May 10, 2002, to pay the remaining overdue 2002 interest. The LP's have instructed the GP, in the event that these deadlines are not met, to take all necessary measures to put the Company in default and collect upon the debt. On May 10, 2002, the Company paid the interest payment due October 31, 2001, aggregating approximately $163,000, and KC has not called a default but no assurance can be given that KC will not call a default. The Company is continuing to negotiate with KC for a forbearance on interest payments due in 2002. In the event that KC calls a default, the balance of $7,500,000 will become due and payable on demand.


6. PAYABLES REDUCTION

During the twelve-months ended December 31, 2001 the Company continued the process of negotiating settlements with its vendors. The Company reached agreements with vendors for amounts due which resulted in a net gain of $1,282,000 during the year. These gains are reflected as an extraordinary item within the accompanying statements of operations.

In March 2001, in settlement of a disputed claim with Tarrant Apparel Group, Inc., to which the Company issued 1,500,000 shares of its common stock with a market value of $1,050,000. The Company agreed that, in the event the market value of such shares as of December 31, 2001 is less than $3,300,000, the Company will either, at its option (x) pay to such vendor in cash an amount, or
(y) issue to such vendor additional shares of common stock having a share value equal to the difference between $3,300,000 and the greater of the share value as of December 31, 2001 and $1,050,000. In February 2002, the Company issued 6,617,647 shares of its common stock pursuant to the Agreement. The issuance of shares to Tarrant was exempt from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering.


7. DEBT

The Company's indebtedness consists, in part, of its obligations to BNY Financial Corporation ("BNY") under the Series A Junior Secured Note Agreement dated June 30, 1993, pursuant to which BNY is owed $5,842,000. On October 23, 2001, the Company received a forbearance from BNY relating to the $1,100,000 principal payment due November 5, 2001. Under the terms of the forbearance, the Company paid BNY $500,000 in principal along with the normally scheduled interest payment on November 5, 2001 and received a deferral until March 3, 2002 on the balance of $600,000 principal due. On February 21, 2002, the Company received a further forbearance on the $600,000 principal payment that was due on March 3, 2002. BNY has agreed to defer this principal amount as follows; $50,000 due on July 1, 2002; $100,000 due on July 31, 2002 and $450,000 due on September 3, 2002. The balance of BNY's Note, $5,242,000, is payable on November 3, 2002. The Company intends to negotiate with BNY for a restructuring of the payment term of the note.

On January 18, 2002, the Company entered into a forbearance agreement with CIT as agent for the lenders under the Company's Financing Agreement. Under the terms of the forbearance agreement the following occurred; (i) the Company received $3,000,000 from Grupo of which $2,500,000 was applied against the revolving line of credit and the remaining $500,000 was applied against the term loan, (ii) the Company is required to reduce the balance of the revolving credit facility and certain other amounts due the lenders on a monthly basis through July 31, 2002 at which time the balances are to be repaid in full. If the outstanding balance of the revolving credit facility and certain other amounts due the lenders at the end of any month exceeds the required monthly ending balance, as defined in the forbearance agreement, the Company has fifteen days to cure the excess principal before its lenders will take action against the Company, (iii) the Company is required to make installments of $500,000 on April 1 and July 1, 2002 and the remaining balance is due on October 31, 2002 and (iv) the Company's chief executive officer agreed to extend the $3,000,000 personal guaranty to remain in effect until all obligations under the forbearance agreement are paid in full. The Company did not make the April 1, 2002, term loan payment. The Company and CIT are currently negotiating an amendment of the forbearance agreement to extend the payout period for the Company's revolving line of credit and term loan. In conjunction with these negotiations the Company, on May 10, 2002, paid $500,000 quarterly term loan payment which was originally due on April 1, 2002, leaving a remaining balance on the term loan of $5,000,000. In addition, the Company has verbally agreed to pay the lenders $200,000 to reduce its revolving line of credit balance by May 31, 2002 and is currently negotiating with its lenders to amend the forbearance agreement to extend the payout period for the Company's revolving line of credit and term loan.

The obligations under the Financing Agreement are collateralized by substantially all of the assets of the Company. The Financing Agreement contains various financial and other covenants and conditions, including, but not limited to, limitations on paying dividends, making acquisitions and incurring additional indebtedness.

The Company was not in compliance, as of March 31, 2002 and December 31, 2001, with certain covenants contained in its loan agreements. The Company's lenders, under the January 18, 2002 forbearance agreement, have indicated that they have no current intention to take action with respect to such non-compliance but have not waived the covenant violations.

The Company's chief executive officer has personally guaranteed $3 million of indebtedness outstanding under the Financing Agreement.


8. RESTRUCTURING AND OTHER COSTS

In an effort to improve the overall profitability of the Company, the Company closed three of its four full price retail stores in the first quarter of fiscal 2002. The Company closed its two retail locations on Broadway in Lower Manhattan along with its retail store on Rodeo Drive in Los Angeles. The Company recorded charges aggregating $2,257,000 in the first quarter of 2002, consisting of an accrual of approximately $1,113,000 for 2002 rent, an additional $291,000 of lease termination costs relating to the 2000 restructuring reserve, property and equipment write-downs of approximately $440,000 and goodwill impairment charges of approximately $413,000. The Company included in its accrual a liability for one year of store rent for each of the closed stores since each store lease contains a provision that the landlord will use its best efforts to re-lease the premises in the event that the premises are vacated by the Company. However, no assurances can be given that the premises will be re-leased within one year and the Company will have to periodically review its accrual.

During the three-months ended March 31, 2001, the Company recorded a gain in restructuring relating to a reversal of approximately $1,666,000 in accrued rental costs resulting from a settlement of the Company's lease obligation on its New Bedford, Massachusetts, warehouse. Under the settlement agreement, the Company was released from all obligations under the lease in exchange for cash payments of $850,000. The Company made the final payment under the settlement agreement in September 2001.

9. PER SHARE DATA

Basic (loss) income per common share is computed by dividing net (loss) income available for common shareholders, by the weighted average number of shares of common stock outstanding during each period.

Options and warrants to purchase 11,346,845 and 13,745,926 shares of Common Stock were outstanding as of March 31, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. In addition, conversion rights under the Convertible Debentures to convert the Debentures into approximately 16,000,000 shares of Common Stock were not included in the computation of diluted earnings per share because the result would be anti-dilutive.


10. RELATED PARTY TRANSACTIONS

In June 2000, First A.H.S. Acquisition Corp. ("AHS"), a company owned by the Company's chief executive officer, entered into an agreement (the "Letter of Credit Agreement") with the Company's principal commercial lender to facilitate the opening of up to $17,500,000 in letters of credit for inventory for the Company. Pursuant to the Letter of Credit Agreement, AHS purchased inventory which was to be held at the Company's warehouse facilities. Such inventory was sold to the Company at cost when the Company is ready to ship the merchandise to the customer. As of March 31, 2002, the Company owes AHS $7,090,000. In connection with the Letter of Credit Agreement, the chief executive officer has guaranteed up to $7,000,000 of AHS obligations to the Company's principal commercial lender.

During January 2001, the Company's chief executive officer loaned the Company $2,000,000. In March 2002, the Company's chief executive officer loaned the Company an additional $250,000. The loans are payable on demand and bear interest at prime plus one quarter percent.

The Company's chief executive officer personally guaranteed $3,000,000 of indebtedness outstanding under the Financing Agreement.

Adamson is a newly-formed New York corporation which is owned by the Company's Chairman and Chief Executive Officer and principal stockholder (see Note 4).

In connection with Adamson's purchase of the inventory formerly owned by Grupo from CIT, Grupo's lender, XOXO guaranteed $3,500,000 of the deferred purchase price for such inventory and granted CIT a security interest in its trademarks as collateral for such guarantee.


11. CONTINGENCIES

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

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following analysis of the financial condition and results of operations of Aris Industries, Inc. (the "Company") for the three-month periods ended March 31, 2002 and March 31, 2001 should be read in conjunction with the consolidated condensed financial statements, including the notes thereto, included on pages 3 through 11 of this report.

FORWARD LOOKING STATEMENTS

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including the ability of the Company to satisfy the conditions and requirements of the credit facilities of the Company, the effect of national and regional economic conditions, the overall level of consumer spending, the performance of the Company's products within prevailing retail environment, customer acceptance of both new designs and newly-introduced product lines, and financial difficulties encountered by customers. All statements other than statements of historical facts included in this Annual Report, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition," are forward- looking statements. Although the Company believes that expectations reflected in such forward- looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS
NO. 142 AND 144

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets". The Company has adopted the provisions of SFAS 142 effective January 1, 2002. Under SFAS 142, goodwill and other intangible assets with indefinite useful lives are no longer be systematically amortized. Instead such assets will be subject to reduction when their carrying amounts exceed their estimated fair values based on impairment tests that will be made at least annually. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company expects that the adoption of SFAS 142 will reduce annual amortization expense by approximately $1.8 million. Additionally, based on expected cash flows under the Adamson and other license agreements, the Company does not expect to incur goodwill and other intangible asset impairment charges associated with the adoption of this statement other than the $0.4 million charge taken in the first quarter of 2002 related to the closing of the retail stores. However, no assurance can be given that a potential future impairment charge will not be required. In addition, in August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

SFAS 144, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Among other things, SFAS 144, provides guidance on the implementation of previous pronouncements related to when and how to measure impairment losses and how to account for discontinued operations. Management does not believe that the adoption of SFAS 144 will have a material impact on the Company's financial position, results of operations or cash flows. For the three-months ended March 31, 2001, the Company's net loss would have decreased by $452,000 of amortization relating to goodwill.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

These consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of March 31, 2002, the Company had a working capital deficit of approximately $30,516,000 compared to a working capital deficit of approximately $28,334,000 at December 31, 2001. The increase in the working capital deficit was primarily due to the default by Grupo under its license agreement which resulted in the Company not receiving approximately $1,000,000 in license royalties and writing off approximately $1,959,000 in operating expense reimbursements. In addition, the Company recorded charges aggregating $2,257,000 in the first quarter of 2002, consisting of an accrual of approximately $1,113,000 for 2002 rent, property and equipment write-downs of approximately $440,000 and goodwill impairment charges of approximately $413,000 and an additional $291,000 of lease termination costs relating to the 2000 restructuring reserve. During the quarter ended March 31, 2002, the Company financed its working capital requirements principally through licensing revenue from Grupo and the Company's other licensees.

In April 2002, the Company terminated its license agreement with Grupo and shortly thereafter Grupo filed for bankruptcy protection under Chapter XI of the bankruptcy code. On April 25, 2002, Judge E. Robles of the United States Bankruptcy Court, Central District of California, terminated the Trademark License Agreement and ordered Grupo to immediately discontinue all use of trademark bearing XOXO(R), Baby Phat(R), Brooks Brothers Golf(R), Fragile(R) and Members Only(R). Following the effectiveness of the termination of the Grupo Agreement, the Company reached an agreement in principle with Adamson Apparel, Inc. ("Adamson") to license from the Company and its subsidiaries the XOXO(R) and Baby Phat(R) trademarks that had been previously licensed by Grupo (see Note
4). The minimum royalty due from Adamson for 2002 would be $6,156,000. Management of the Company is optimistic that royalties will exceed that amount. The Company has been informed that Adamson purchased from Grupo's lender all of Grupo's inventory of XOXO(R) and Baby Phat(R) apparel and also purchased from the lender Grupo's order file. Accordingly, the Company anticipates that Adamson will incur no meaningful startup delays and should be in a position to fill substantially all existing orders on a timely basis utilizing the experienced management team that is already in place which, along with Adamson's strong capital position, should insure that a smooth and successful transition will take place allowing the timely servicing of the Company's customer base.

On January 18, 2002, the Company entered into a forbearance agreement with CIT as agent for the lenders under the Company's Financing Agreement. Under the terms of the forbearance agreement the following occurred; (i) the Company received $3,000,000 from Grupo of which $2,500,000 was applied against the revolving line of credit and the remaining $500,000 was applied against the term loan, (ii) the Company is required to reduce the balance of the revolving credit facility and certain other amounts due the lenders on a monthly basis through July 31, 2002 at which time the balances are to be repaid in full. If the outstanding balance of the revolving credit facility and certain other amounts due the lenders at the end of any month exceeds the required monthly ending balance, as defined in the forbearance agreement, the Company has fifteen days to cure the excess principal before its lenders will take action against the Company, (iii) the Company is required to make installments of $500,000 on April 1 and July 1, 2002 and the remaining balance is due on October 31, 2002 and (iv) the Company's chief executive officer agreed to extend the $3,000,000 personal guaranty to remain in effect until all obligations under the forbearance agreement are paid in full. The Company did not make the April 1, 2002, term loan payment. The Company and CIT are currently negotiating an amendment of the forbearance agreement to extend the payout period for the Company's revolving line of credit and term loan. In conjunction with these negotiations the Company, on May 10, 2002, paid $500,000 quarterly term loan payment which was originally due on April 1, 2002, leaving a remaining balance on the term loan of $5,000,000. In addition, the Company has verbally agreed to pay the lenders $200,000 to reduce its revolving line of credit by May 31, 2002 and is currently negotiating with its lenders to amend the forbearance agreement to extend the payout period for the Company's revolving line of credit and term loan.

The obligations under the Financing Agreement are collateralized by substantially all of the assets of the Company. The Financing Agreement contains various financial and other covenants and conditions, including, but not limited to, limitations on paying dividends, making acquisitions and incurring additional indebtedness.

The Company was not in compliance, as of March 31, 2002 and December 31, 2001, with certain covenants contained in its loan agreements. The Company's lenders, under the January 18, 2002 forbearance agreement, have indicated that they have no current intention to take action with respect to such non-compliance but have not waived the covenant violations.

The Company's chief executive officer has personally guaranteed $3 million of indebtedness outstanding under the Financing Agreement. This guaranty, which initially was to expire on December 6, 2000, has been extended until the loans are repaid in full.

As a result of its change to a licensing operation, the Company no longer needs financing to purchase inventory or to finance future accounts receivable. During 2001, the Company reduced its revolving line of credit from $38,679,000 to $4,485,000 through the collection of accounts receivable and the sale of inventory to Grupo pursuant to the Grupo Agreement. As of March 31, 2002, the revolving line of credit has been further reduced to approximately $1,793,000.

In June 2000, First A.H.S. Acquisition Corp. ("AHS") a company owned by the Company's chief executive officer, entered into an agreement (the "Letter of Credit Agreement") with the Company's principal commercial lender to facilitate the opening of up to $17,500,000 in letters of credit for inventory for the Company. Pursuant to the Letter of Credit Agreement, the chief executive officer entered into a guaranty agreement limited to $7,000,000 of the reimbursement of AHS' obligations under the Letter of Credit Agreement. AHS owes its lender approximately $7,090,000 under the Letter of Credit Agreement, and the Company owes AHS the same amount.

In February 2001, the Company entered into a Securities Purchase Agreement with KC Aris Fund I, L.P. ("KC") pursuant to which the Company is to issue Convertible Debentures in the aggregate sum of $10,000,000. The Debentures mature in three years, bear interest at 8.5% per annum, payable quarterly, and are convertible into shares of common stock at the rate of $.46 per share. To date, KC has purchased $7,500,000 of Debentures, convertible into 16,304,347 shares of Common Stock. The Company used the proceeds to pay down a portion of the borrowings under its revolving credit facility. At December 31, 2001, the Company was delinquent in paying the quarterly interest payments due on July 31 and October 31, 2001. The Company made the quarterly interest payment due July 31, 2001 in January 2002 and KC has agreed not to call a default if the Company pays the October 31, 2001 payment on March 29, 2002. In the event that KC calls a default, the balance of $7,500,000 will become due and payable on demand. On April 10, 2002, the chief executive officer of the Company received a letter from the general partner ("GP") of KC stating that the limited partners ("LP") of KC have instructed the GP of KC to give the Company until April 17, 2002, to pay the overdue 2001 interest and until May 10, 2002, to pay the remaining overdue 2002 interest. The LP's have instructed the GP, in the event that these deadlines are not met, to take all necessary measures to put the Company in default and collect upon the debt. On May 10, 2002, the Company paid the interest payment due October 31, 2001, aggregating approximately $163,000, and KC has not called a default but no assurance can be given that KC will not call a default. The Company is continuing to negotiate with KC for a forbearance on interest payments due in 2002.

The Company's indebtedness consists, in part, of its obligations to BNY Financial Corporation ("BNY") under the Series A Junior Secured Note Agreement dated June 30, 1993, pursuant to which

BNY is owed $5,842,000. On October 23, 2001, the Company received a forbearance from BNY relating to the $1,100,000 principal payment due November 5, 2001. Under the terms of the forbearance, the Company paid BNY $500,000 in principal along with the normally scheduled interest payment on November 5, 2001 and received a deferral until March 3, 2002 on the balance of $600,000 principal due. On February 21, 2002, the Company received a further forbearance on the $600,000 principal payment that was due on March 3, 2002. BNY has agreed to defer this principal amount as follows; $50,000 due on July 1, 2002; $100,000 due on July 31, 2002 and $450,000 due on September 3, 2002. The balance of BNY's Note, $5,242,000, is payable on November 3, 2002. The Company intends to negotiate with BNY for a restructuring of the payment term of the note.

The Company believes that its financing plan will be sufficient, at least through March 31, 2003, to sustain its operations as a licensing and brand management business and to payoff indebtedness under the credit facility and the term loan, however, there can be no assurance that the timing of cash receipts to be realized from working capital and operations will be sufficient to meet obligations as they become due. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

RESULTS OF OPERATIONS

The Company reported a net loss of $5,658,000 for the three-month period ended March 31, 2002 compared to a net loss of $3,075,000 for the three-month period ended March 31, 2001.

During the three-months ended March 31, 2002, the Company's loss was largely attributable to the default by Grupo of its license agreement and the closing by the Company of three retail store locations. Under the default by Grupo the Company did not receive approximately $1,000,000 in license royalties and wrote off approximately $1,959,000 in operating expense reimbursements. In addition, the Company recorded charges aggregating $2,257,000 in the first quarter of 2002, consisting of an accrual of approximately $1,113,000 for 2002 store rent, property and equipment write-downs of approximately $440,000 and goodwill impairment charges of approximately $413,000 and an additional $291,000 of lease termination costs relating to the 2000 restructuring reserve.

During the three-months ended March 31, 2001, the Company's loss was attributable to its transition from a manufacturing operation into a licensing and brand management business which resulted in lower sales as the Company liquidated its remaining inventory at discounted price points and phased out the costs of its former operations. This was offset by a recovery of approximately $1,666,000 of restructuring charges that were accrued in the fourth quarter of 2000 relating to the remaining rent due under the Company's lease of its New Bedford, Massachusetts warehouse.

REVENUES

Sales to Customers

The Company's net sales to customers decreased from $20,688,000 during the three-month period ended March 31, 2001 to $997,000 during the three-months ended March 31, 2002. This decrease of $19,691,000 was attributable to the nature of the Company's business operation as a licensing business during the entire first quarter of 2002 as compared to the transition from a manufacturing and wholesaling business to a licensing during the first quarter of 2001. The Grupo agreement was effective March 1, 2001.

Sales to Licensee

Sales to licensee in the amount of $5,558,000 during the three-months ended March 31, 2001 represented the sales of inventory to the Company's new licensee, Grupo, under Grupo's Agreement to purchase essentially all of the Company's March 1, 2001 inventory at cost. The sales of the

Company's inventory to Grupo were completed in January 2002.

Royalty Income

The Company's royalty income increased from $1,822,000 during the three-months ended March 31, 2001, to $2,088,000 for the three-months ended March 31, 2002. This increase was attributable, in part, to $1,254,000 in royalty income earned under the Company's license Agreement with Grupo. This increase was offset by the default of Grupo which cost the Company approximately $1,000,000 in additional royalties which were due under the Grupo agreement. For the first quarter of 2001 the Company had only earned one month of minimum royalty from license agreement with Grupo which was effective on March 1, 2001.

GROSS PROFIT

Gross Profit for the three-months ended March 31, 2002 was $2,482,000 or 80.5% of revenues compared to $8,470,000 or 29.5% of revenues for the three-months ended March 31, 2001. Gross profit as a percentage of revenues for the three-months ended March 31, 2002, represents a full quarter as a licensing and brand management business as compared to the three-months ended March 31, 2001, during which the Company was in transition from a manufacturing and wholesaling business to a licensing and brand management business.

 SELLING AND ADMINISTRATIVE EXPENSES

Selling and Administrative expenses were $5,388,000 or 174.7% of revenue for the three-months ended March 31, 2002 as compared to $13,198,000 or 45.9% of revenue for the three-months ended March 31, 2001. Selling and Administrative expenses as a percentage of revenues for the three- months ended March 31, 2002 have been adversely affected by the Grupo default. As a result of the default the Company was forced to write off receivables from Grupo for shared operating expenses. In addition, the Company was liable for excess royalties due under the Baby Phat license for 2001 which Grupo failed to pay. The total charge to the Company for these items was approximately $2,000,000 which, when combined with a $1,000,000 shortfall in minimum royalty income, resulted in the percentage of selling and administrative expenses to revenue being abnormally high. Selling and administrative expenses as a percentage of revenue for the three-months ended March 31, 2001, reflect the blended nature of the Company's business operations into a licensing and brand management business. Under the terms of the Grupo Agreement, effective March 1, 2001 Grupo assumed the majority of the Company's responsibilities for Selling and Administrative expenses except for expenses relating to the Company's corporate functions and costs incurred in the operation of the Company's New Bedford warehouse, which closed on June 22, 2001.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company evaluates the carrying value of its long-lived assets in relation to the operating performance and future undiscounted cash flows of the underlying assets when indications of impairment are present. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. During the three-month period ended March 31, 2002, the Company recorded an impairment charge of $853,000 relating to property and equipment and goodwill associated with its retail store operations. The Company closed three of its four retail stores during the three-months ended March 31, 2002, and recorded the impairment charge in connection with the closing.

RESTRUCTURING AND OTHER COSTS

In an effort to improve the overall profitability of the Company, the Company closed three of its four full price retail stores in the first quarter of fiscal 2002. The Company closed its two retail locations on Broadway in Lower Manhattan along with its retail store on Rodeo Drive in Los Angeles. The Company recorded charges aggregating $2,257,000 in the first quarter of 2002, consisting of an accrual of approximately $1,113,000 for 2002 rent, an additional $291,000 of lease termination costs relating to the 2000 restructuring reserve, property and equipment write-downs of approximately $440,000 and goodwill impairment charges of approximately $413,000.

During the three-month period ended March 31, 2001, the Company recognized a recovery of approximately $1,666,000 of restructuring charges that were accrued in the fourth quarter of 2000 relating to the remaining rent due under the Company's lease of its New Bedford, Massachusetts warehouse. Under the terms of the settlement agreement reached with its landlord, the Company was released from all obligations under the lease in exchange for cash payments of $850,000.

INTEREST EXPENSE

Interest expense for the three-months ended March 31, 2002 was $522,000 as compared to $1,215,000 for the three-months ended March 31, 2001. This decrease was primarily attributable to the continuing reduction in borrowings under the Company's financing agreement as a result of the transition into a licensing and brand management business, as previously discussed, along with reductions in the prime lending rate.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company, in the ordinary course of its business, is party to various legal actions the outcome of which the Company believes will not have a material adverse effect on its consolidated financial position and results of operations at March 31, 2002. In addition, the following updates information regarding certain litigation to which the Company is subject:

     1411 TrizecHahn-Swig, LLC v. Aris:
     ---------------------------------

On March 1, 2001, TrizecHahnSwig, LLC, the landlord of the Company's premises at 1411 Broadway, commenced a non-payment proceeding against the Company in the Civil Court of the City of New York. The proceeding sought rent arrears and possession of the premises. On December 19, 2001 said action was dismissed by Order by Honorable Robert Sackett, J.C.C.. Aris commenced an action against TrizecHahnSwig, LLC, in the Supreme Court of the State of New York, County of New York, seeking a declaratory judgement that the 1411 lease terminated as of January 31, 2001. This action was dismissed by order of Honorable Sheila Abdus-Salaam, J.S.C. on May 22, 2001. In May 2002, the Apellate Division affirmed the dismissal of the complaint. The Company has surrendered possession of the premises at 1411 Broadway. In January 2002 TrizecHahnSwig, LLC, commenced a new action against Aris in the Supreme Court of the State of New York, County of New York seeking rent arrears in the amount of $703,000. The Company is defending this action, has noticed a motion to dismiss and will defend the action and raise counter-claims. TrizecHahnSwig, LLC, has offered to settle this matter in exchange for a payment of $1,000,000 by the Company. The Company is currently evaluating this offer.

     Minolta Business Solutions, Inc. v. XOXO: On August 28, 2001, Minolta Business Solutions, Inc. ("Minolta") filed a complaint in the Los Angeles Superior Court alleging breach of contract and various related claims against XOXO. Minolta and XOXO had entered into a three-year lease whereby Minolta would provide color copier equipment to XOXO. The lease was cancelled because XOXO was not satisfied with Minolta's copier equipment, and Minolta now claims that XOXO still owes it $49,038.97 as a result of that cancellation. XOXO disputes that any amount is owed to Minolta at all, and intends to defend the matter vigorously. The matter is set for trial on August 5, 2002, and the prevailing party may be liable to pay the other party's attorneys' fees and other litigation expenses. In April 2002, the Company reached a settlement agreement with Minolta for $17,500.

     Fashion World-Santa v. Lola, Inc.: On February 11, 2002, Fashion World-Santa filed an unlawful detainer action against Lola, Inc. ("Lola") in the Los Angeles Superior Court. That action sought to evict Lola, on grounds of non-payment of rent, from an XOXO retail store located in Beverly Hills, California. Lola is a party to a five-year lease for that store, and that lease does not expire until April 2006. XOXO Clothing Company, Inc. responded to the complaint as successor in interest to Lola, Inc., denying the material allegations of the complaint, and asserting other affirmative defenses. On February 27, 2002, XOXO vacated the property and returned possession of the premises to the plaintiff. On March 11, 2002, the Superior Court set the matter for trial on April 8, 2002, although it is not expected that this trial date will be continued now that possession of the premises is not at issue. The Superior Court has vacated the date originally set for trial of this action. It is expected that this action will be tried in or about late 2002 or early 2003, if it cannot be settled before that time. XOXO wishes to pursue a settlement with the plaintiff but also intends to contest the plaintiff's allegations and defend the action if necessary. Under the terms of the lease, XOXO may potentially be liable for approximately $1.8 million in future rent, plus attorneys' fees and costs, but that figure should be reduced substantially as a result of the plaintiff's obligation to mitigate its damages.

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

                         ARIS INDUSTRIES, INC.
                             (Registrant)

Date: May 20, 2002        By  /s/
                              -------------------------------
                              Paul Spector
                              Chief Financial Officer / Treasurer

(c)  INDEX TO EXHIBITS
     -----------------

                                                                                             Filed as Indicated
                                                                                             Exhibit to Document
                                                                                                Referenced in
    Exhibit No.                                 Description                                     Footnote No.
    -----------                                 -----------                                  -------------------

        3.3          Restated Certificate of Incorporation filed on June                             (3)
                     30, 1993

        3.4          Amended and Restated By-Laws effective June 30,                                 (3)
                     1993

        3.5          Amendment to the Restated Certificate of                                       (20)
                     Incorporation filed with the Secretary of State on
                     July 29, 1999

        3.6          Amendment to the Restated Certificate of                                       (21)
                     Incorporation filed with the Secretary of State in
                     January 2001

       10.67         Series A Junior Secured Note Agreement dated as of                              (3)
                     June 30, 1993 between Registrant and BNY
                     Financial Corporation.

       10.68         Series A Junior Secured Note dated as of June 30,                               (3)
                     1993 issued by Registrant to BNY Financial
                     Corporation.

       10.72         Secondary Pledge Agreement dated as of June 30,                                 (3)
                     1993 between Registrant, BNY Financial
                     Corporation and AIF II, L.P.

       10.81         Form of Indemnification Agreement dated as of June                              (3)
                     30, 1993 between Registrant and each member of
                     Registrant's Board of Directors.

       10.99         Warrant dated September 30, 1996 issued by Aris                                (10)
                     Industries, Inc. to Heller Financial, Inc.

      10.111         Securities Purchase Agreement, dated as of February                            (17)
                     26, 1999, between Aris Industries, Inc., Apollo Aris
                     Partners, L.P., AIF, L.P., The Simon Group, L.L.C.
                     and Arnold Simon.

      10.112         Shareholders Agreement, dated as of February 26,                               (17)
                     1999, between Aris Industries, Inc., Apollo Aris
                     Partners, L.P., AIF, L.P., The Simon Group, L.L.C.
                     and Charles S. Ramat.

      10.113         Equity Registration Rights Agreement, dated as of                              (17)
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

                                                                                             Filed as Indicated
                                                                                             Exhibit to Document
                                                                                                Referenced in
    Exhibit No.                                 Description                                     Footnote No.
    -----------                                 -----------                                  -------------------
      10.126         Form Securities Purchase Agreement Dated as of                                 (21)
                     February, 2001 between the Company and KC Aris
                     Fund I, L.P.

        21.          List of Subsidiaries                                                           (21)
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

(19)              Filed as Exhibit to the Report on Form 8-K dated August 24, 1999.

(20)              Omitted.

(21)              Filed as Exhibit to Annual Report on Form 10-K filed with the Commission on April
                  15, 2002.

-----------------------------

* The Schedules and Exhibits to such Agreements have not been filed by the Company, who hereby undertakes to file such schedules and exhibits upon request of the Commission.