Form 10-Q
period 2002-06-30
ARIS INDUSTRIES INC
filed 2002-08-14
CIK 100979

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter ended                         (Commission File Number):  1-4814
June 30, 2002                                                            -------


                              ARIS INDUSTRIES, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)


           New York                                             22-1715274
           --------                                             ----------
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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
         NO ___                                       YES  X
                                                          ---

Number of shares of Common Stock outstanding 88,783,054
As of August 12, 2002

                              ARIS INDUSTRIES, INC.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

      Item 1.  Financial Statements

               a.       Consolidated Condensed Balance Sheets as
                        of June 30, 2002 and December 31, 2001 ............    3

               b.       Consolidated Condensed Statements of
                        Operations for the Six-Months Ended
                        June 30, 2002 and June 30, 2001 ...................    4

               c.       Consolidated Condensed Statements of
                        Operations for the Three-Months Ended
                        June 30, 2002 and June 30, 2001 ...................    5

               d.       Consolidated Condensed Statements of
                        Cash Flows for the Six-Months Ended
                        June 30, 2002 and June 30, 2001 ...................    6

               e.       Notes to Consolidated Condensed Financial
                        Statements ........................................    7

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations .................................................   13

      Item 3.  Quantitative and Qualitative Disclosures
               About Market Risk ..........................................   20


PART II. OTHER INFORMATION

      Item 1.  Legal Proceedings ..........................................   21

      Item 2.  Changes in Securities and Use of Proceeds ..................   22

      Item 3.  Defaults upon Senior Securities ............................   22

      Item 4.  Submission of Matters to a Vote of
               Security Holders ...........................................   22

      Item 5.  Other Information ..........................................   22

      Item 6.  Exhibits and Reports on Form 8-K ...........................   22

SIGNATURES ................................................................   23

                                        ARIS INDUSTRIES, INC.
                                          AND SUBSIDIARIES

                                CONSOLIDATED CONDENSED BALANCE SHEETS
                                             (Unaudited)
                                (in thousands, except per share data)

                                                                          June 30,     December 31,
ASSETS                                                                      2002          2001
                                                                          --------     ------------
Current assets:
   Cash .............................................................     $   392        $   457
   Receivables, net .................................................         227          1,152
   Receivable from related party ....................................         828            828
   Due from licensee ................................................        --            4,953
   Inventories ......................................................         176            489
   Prepaid expenses and other current assets ........................          65            269
                                                                          -------        -------
                   Total current assets .............................       1,688          8,148

Property and equipment, net .........................................       4,165          5,730

Goodwill, net .......................................................      33,930         34,342

Other assets ........................................................         470            476
                                                                          -------        -------

                           TOTAL ASSETS .............................     $40,253        $48,696
                                                                          =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
   Borrowings under revolving credit facility .......................     $ 1,465        $ 4,485
   Loans payable to related parties, including accrued interest .....      11,571          9,060
   Current portion of long-term debt ................................      18,342         11,842
   Current portion of capitalized lease obligations .................         530            690
   Accounts payable .................................................       4,063          7,050
   Accounts payable to related parties ..............................       1,083            885
   Accrued expenses and other current liabilities ...................       4,234          2,470
                                                                          -------        -------
                Total current liabilities ...........................      41,288         36,482

Long-term debt ......................................................        --            7,500
Capitalized lease obligations .......................................         736            950
Other liabilities ...................................................       1,805          2,587
                                                                          -------        -------
                    Total liabilities ...............................      43,829         47,519
                                                                          -------        -------

Commitments and contingencies

Stockholders' Equity (Deficiency):
   Preferred stock, $.01 par value: 10,000 shares authorized; none
      issued and outstanding ........................................        --             --
   Common stock, $.01 par value: 200,000 shares authorized
      88,783 issued and outstanding at June 30, 2002
     and 82,165 issued and outstanding at December 31, 2001 .........         888            822
   Additional paid-in capital .......................................      85,246         81,760
   Accumulated deficit ..............................................     (89,661)       (81,313)
   Unearned compensation ............................................         (49)           (92)
                                                                          -------        -------

         Total stockholders' equity (deficiency) ....................      (3,576)         1,177
                                                                          -------        -------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY) .............     $40,253        $48,696
                                                                          =======        =======

See accompanying notes to consolidated condensed financial statements

                           ARIS INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)
                            (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   Six-           Six-
                                                              Months Ended     Months Ended
                                                                 June 30,        June 30,
                                                                   2002           2001
                                                              ------------     ------------
REVENUES:
   SALES TO CUSTOMERS .....................................    $  1,687         $ 24,325
   SALES TO LICENSEE ......................................        --              9,478
   ROYALTY INCOME .........................................       4,570            5,471
   COMMISSION INCOME ......................................        --                660
                                                               --------         --------

TOTAL REVENUES ............................................       6,257           39,934
                                                               --------         --------

COST OF GOODS SOLD:
   COST OF SALES TO CUSTOMERS .............................        (926)         (17,424)
   COST OF SALES TO LICENSEE ..............................        --             (7,478)
                                                               --------         --------

TOTAL COST OF GOODS SOLD ..................................        (926)         (24,902)
                                                               --------         --------

GROSS PROFIT ..............................................       5,331           15,032

OPERATING INCOME (EXPENSES):
   SELLING AND ADMINISTRATIVE EXPENSES ....................     (11,287)         (18,874)
   IMPAIRMENT OF LONG LIVED ASSETS ........................        (853)            --
   RESTRUCTURING AND OTHER COSTS ..........................        (509)           1,679
                                                               --------         --------

LOSS FROM OPERATIONS ......................................      (7,318)          (2,163)

INTEREST EXPENSE, NET .....................................      (1,055)          (1,851)
                                                               --------         --------

LOSS BEFORE INCOME TAX PROVISION AND EXTRAORDINARY ITEM ...      (8,373)          (4,014)

   INCOME TAX BENEFIT (PROVISION) .........................          25              (97)
                                                               --------         --------

LOSS BEFORE EXTRAORDINARY ITEM ............................      (8,348)          (4,111)

EXTRAORDINARY ITEM:
   GAIN ON EXTINGUISHMENT OF DEBT .........................        --              1,891
                                                               --------         --------

NET LOSS ..................................................    ($ 8,348)        ($ 2,220)
                                                               ========         ========

BASIC LOSS PER SHARE:
   LOSS BEFORE EXTRAORDINARY ITEM .........................    ($  0.10)        ($  0.05)
   EXTRAORDINARY ITEM .....................................     $  0.00         $   0.02
                                                               ========         ========
NET LOSS ..................................................    ($  0.10)        ($  0.03)
                                                               ========         ========

PER SHARE DATA:
   Weighted average shares outstanding - Basic ............      86,918           81,668

See accompanying notes to consolidated condensed financial statements

                           ARIS INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)
                            (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         Three-          Three-
                                                                      Months Ended     Months Ended
                                                                        June 30,         June 30,
                                                                          2002             2001
                                                                      ------------     ------------
REVENUES:
   SALES TO CUSTOMERS ..............................................    $    690         $  3,637
   SALES TO LICENSEE ...............................................        --              3,920
   ROYALTY INCOME ..................................................       2,482            3,649
   COMMISSION INCOME ...............................................        --               --
                                                                        --------         --------

TOTAL REVENUES .....................................................       3,172           11,206
                                                                        --------         --------

COST OF GOODS SOLD:
   COST OF SALES TO CUSTOMERS ......................................        (323)          (1,551)
   COST OF SALES TO LICENSEE .......................................        --             (3,093)
                                                                        --------         --------

TOTAL COST OF GOODS SOLD ...........................................        (323)          (4,644)
                                                                        --------         --------

GROSS PROFIT .......................................................       2,849            6,562

OPERATING INCOME (EXPENSES):
   SELLING AND ADMINISTRATIVE EXPENSES .............................      (5,899)          (5,676)
   IMPAIRMENT OF LONG LIVED ASSETS .................................        --               --
   RESTRUCTURING AND OTHER COSTS ...................................         895               13
                                                                        --------         --------

(LOSS) INCOME FROM OPERATIONS ......................................      (2,155)             899

INTEREST EXPENSE, NET ..............................................        (533)            (636)
                                                                        --------         --------

(LOSS) INCOME BEFORE INCOME TAX PROVISION AND EXTRAORDINARY ITEM ...      (2,688)             263

   INCOME TAX PROVISION ............................................          (2)             (17)
                                                                        --------         --------

(LOSS) INCOME BEFORE EXTRAORDINARY ITEM ............................      (2,690)             246

EXTRAORDINARY ITEM:
   GAIN ON EXTINGUISHMENT OF DEBT ..................................        --                609
                                                                        --------         --------

NET (LOSS) INCOME ..................................................    ($ 2,690)        $    855
                                                                        ========         ========

BASIC LOSS PER SHARE:
   LOSS BEFORE EXTRAORDINARY ITEM ..................................    ($  0.03)        $   0.00
                                                                        ========         ========
   EXTRAORDINARY ITEM ..............................................     $  0.00         $   0.01
                                                                        ========         ========
NET LOSS ...........................................................    ($  0.03)        $   0.01
                                                                        ========         ========

PER SHARE DATA:
   Weighted average shares outstanding - Basic .....................      88,783           82,165
   Weighted average shares outstanding - Diluted ...................      88,783           82,736

See accompanying notes to consolidated condensed financial statements

                                                  ARIS INDUSTRIES, INC.
                                                    AND SUBSIDIARIES
                                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                              Six-            Six-
                                                                                          Months Ended     Months Ended
                                                                                             June 31,         June 31,
                                                                                              2002             2001
                                                                                          ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ...........................................................................    ($ 8,348)        ($ 2,220)

     Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation and amortization ..................................................       1,144            3,230
        Non-cash stock transaction charged to expense ..................................       1,300             --
        Non-cash stock based compensation ..............................................          43               29
        Amortization of prepaid service costs ..........................................        --                332
        Extraordinary gain on extinguishment of debt ...................................        --             (1,891)
        Provision for / (reversal) of accrued restructuring charges ....................         509           (1,679)
        Write-off receivables from licensee ............................................       1,959             --
        Impairment on property and equipment ...........................................         440             --
        Impairment of goodwill .........................................................         412             --
    Change in assets and liabilities:
        Decrease in receivables ........................................................         925           28,384
        Decrease in due from licensee ..................................................       2,994             --
        Decrease in inventories ........................................................         313            7,957
        Decrease in prepaid expenses and other current assets ..........................         204              793
        Decrease in other assets .......................................................           6               49
        Decrease in accounts payable ...................................................        (737)         (10,512)
        Increase in accounts payable to related parties ................................         198             --
        Increase / (decrease) in accrued expenses and other current liabilities ........       1,255           (5,603)
        Decrease in other liabilities ..................................................        (782)            (140)
                                                                                            --------         --------

                       Net cash provided by operating activities .......................       1,835           18,729
                                                                                            --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures ...............................................................         (17)            (385)
                                                                                            --------         --------

                       Net cash used in investing activities ...........................         (17)            (385)
                                                                                            --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of long-term debt and capital leases ....................................      (1,374)          (2,070)
    Proceeds from issuance of convertible debentures ...................................        --              7,500
    Proceeds of loan from related party ................................................       2,511            8,927
    Decrease in borrowings under revolving credit facility .............................      (3,020)         (34,072)
                                                                                            --------         --------

                       Net cash used in financing activities ...........................      (1,883)         (19,715)
                                                                                            --------         --------


NET DECREASE IN CASH ...................................................................         (65)          (1,371)

CASH, BEGINNING OF PERIOD ..............................................................         457            2,389
                                                                                            --------         --------

CASH, END OF PERIOD ....................................................................    $    392         $  1,018
                                                                                            ========         ========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
    Issuance of common stock in settlement of accounts payable .........................    $  2,250            3,300
    Reclassification of long term debt to current ......................................    $  7,500             --

See accompanying notes to consolidated condensed financial statements

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

The consolidated condensed financial statements as of June 30, 2002 and for the six and three-month periods ended June 30, 2002 and 2001, are unaudited and reflect all adjustments consisting of normal recurring adjustments and extraordinary gains, restructuring and other costs (See Note 8) which are, in the opinion of management, necessary for a fair presentation of financial position, operating results and cash flows for the periods.

The consolidated condensed balance sheet as of December 31, 2001 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting standards appropriate for interim financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The operating results for the six and three-month periods ended June 30, 2002 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2002.

2. FINANCIAL ACCOUNTING STANDARDS NO. 142, "GOODWILL AND OTHER
   INTANGIBLE ASSETS"

Under Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") goodwill and other intangible assets with indefinite useful lives are no longer amortized. Instead such assets will be subject to reduction only when the carrying amount exceed their estimated fair value based on impairment tests established by SFAS 142 that will be made at least annually. The Company implemented the provisions of SFAS 142 effective January 1, 2002, and discontinued amortization effective as of that date. For the six-months ended June 30, 2001, amortization relating to goodwill was approximately $904,000.

3. LIQUIDITY RISKS

These consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of June 30, 2002 the Company had a working capital deficit of $39,600,000 as compared to a working capital deficit of $28,334,000 at December 31, 2001. In addition, the Company was not in compliance with certain covenants contained in its credit facility. However, the Company has been advised by its lenders that they are willing to work with the Company to structure the remaining payments in a manner the Company should be able to make. Amounts outstanding under the revolving credit facility were reduced from $4,485,000 at December 31, 2001 to $1,465,000 as of June 30, 2002.

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

In April 2002, the Company terminated its license agreement with Grupo and shortly thereafter Grupo filed for bankruptcy protection under Chapter XI of the Bankruptcy Code. On April 25, 2002, Judge E. Robles of the United States Bankruptcy Court, Central District of California, terminated the Trademark License Agreement and ordered Grupo to immediately discontinue all use of trademark bearing XOXO(R), Baby Phat(R), Brooks Brothers Golf(R), Fragile(R) and Members Only(R). Following the effectiveness of the termination of the Grupo Agreement, the Company reached an agreement with Adamson Apparel, Inc. ("Adamson") to license from the Company and its subsidiaries the XOXO(R), Members Only(R) and Baby Phat(R) trademarks that had been previously licensed by Grupo (see Note 4).

The Company plans to finance its operations through, (i) royalties which the Company is due under the Adamson license agreement based on a percentage of net sales, (ii) minimum royalties of $3,383,000 from its other licensees, (iii) negotiation of extended payment term of existing finance agreements and (iv) continued negotiated settlements with its other creditors.

The Company believes that its financing plan in conjunction with a refinancing of its term loan, Series A Junior Secured Note and the KC Convertible Debentures, assuming the default is cured (See Note 5), will be sufficient, at least through June 30, 2003, to sustain its operations as a licensing and brand management business and to payoff indebtedness under the credit facility and the term loan, however, there can be no assurance that the timing of cash receipts to be realized from working capital and operations will be sufficient to meet obligations as they become due or that the Company will be able to refinance any of its debt or extend the payment terms thereof. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4. ADAMSON LICENSE AGREEMENT

Following the effectiveness of the termination of the Grupo Agreement, the Company reached an agreement with Adamson Apparel, Inc. to license from the Company and its subsidiaries the XOXO(R), Members Only(R) and Baby Phat(R) trademarks that had been previously licensed by Grupo. Adamson is a newly-formed New York corporation of which the majority owner is the Company's chairman and chief executive officer and principal stockholder. Adamson was initially capitalized with a $7 million investment. Adamson is utilizing many of the same employees that were employed by Grupo, all of whom were formerly employees of XOXO or one or more of the Company's subsidiaries.

The Adamson Agreement has an initial term which expires on December 31, 2003, which may be automatically renewed for a further one year term, subject to agreement by both parties, to manufacture, market and distribute at wholesale, women's clothing, jeanswear and sportswear under the XOXO and Members Only trademarks and, subject to Aris' rights as licensee with respect thereto, Baby Phat apparel. The royalty rate for XOXO and Members Only products is 9% and 7% for Baby Phat in addition to amounts due to the licensor of Baby Phat.

The royalty due from Adamson for 2002 is based on a percentage of net sales. The Company has been informed that Adamson purchased from Grupo's lender all of Grupo's inventory of XOXO(R) and Baby Phat(R) apparel and also purchased from the lender Grupo's order file. The Company received approximately $1,651,000 in royalties from Adamson during the six-month period ended June 30, 2002.

5. SALE OF CONVERTIBLE DEBENTURES

In February 2001, the Company entered into a Securities Purchase Agreement with KC Aris Fund I, L.P. ("KC") pursuant to which the Company is to issue Convertible Debentures in the aggregate sum of $10,000,000. The Debentures mature in three years, bear interest at 8.5% per annum, payable quarterly, and are convertible into shares of common stock at the rate of $.46 per share. KC has only purchased $7,500,000 of Debentures, convertible into 16,304,347 shares of Common Stock. The Company used the proceeds to pay down a portion of the borrowings under its revolving credit facility. At December 31, 2001, the Company was delinquent in paying the quarterly interest payments due on July 31 and October 31, 2001. The Company made the quarterly interest payment due July 31, 2001 in January 2002 and KC had agreed not to call a default if the Company paid the October 31, 2001 payment by March 29, 2002. On April 10, 2002, the chief executive officer of the Company received a letter from the general partner ("GP") of KC stating that the limited partners ("LP") of KC have instructed the GP of KC to give the Company until April 17, 2002, to pay the overdue 2001 interest and until May 10, 2002, to pay the remaining overdue 2002 interest. The LP's have instructed the GP, in the event that these deadlines are not met, to take all necessary measures to put the Company in default and collect upon the debt. On May 10, 2002, the Company paid the interest payment due October 31, 2001, aggregating approximately $163,000. On August 5, 2002 KC sent the Company a notice of default arising from the Company's failure to pay interest in the amount of approximately $321,000 that was due on January 31 and April 30, 2002. Accordingly, the Company has reclassified the $7,500,000 Debenture from long term debt to current. The Company is continuing to negotiate with KC for modification of the terms of the Convertible Debentures.

6. PAYABLES REDUCTION

During the six-months ended June 30, 2001 the Company continued the process of negotiating settlements with its vendors. The Company reached agreements with vendors for amounts due which resulted in a net gain of $1,891,000 during the period. These gains are reflected as an extraordinary item within the accompanying statements of operations.

In March 2001, in settlement of a disputed claim with Tarrant Apparel Group, Inc., the Company issued 1,500,000 shares of its common stock with a market value of $1,050,000. The Company agreed that, in the event the market value of such shares as of December 31, 2001 is less than $3,300,000, the Company will either, at its option (x) pay to such vendor in cash an amount, or (y) issue to such vendor additional shares of common stock having a share value equal to the difference between $3,300,000 and the greater of the share value as of December 31, 2001 and $1,050,000. In February 2002, the Company issued 6,617,647 shares of its common stock pursuant to the Agreement. The issuance of shares to Tarrant was exempt from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering.

7. DEBT

 The Company's indebtedness consists, in part, of its obligations to BNY Financial Corporation ("BNY") under the Series A Junior Secured Note Agreement dated June 30, 1993, pursuant to which BNY is owed $5,842,000, as of June 30, 2002. On October 23, 2001, the Company received a forbearance from BNY relating to the $1,100,000 principal payment due November 5, 2001. Under the terms of the forbearance, the Company paid BNY $500,000 in principal along with the normally scheduled interest payment on November 5, 2001 and received a deferral until March 3, 2002 on the balance of $600,000 principal due. On February 21, 2002, the Company received a further forbearance on the $600,000 principal payment that was due on March 3, 2002. BNY has agreed to defer this principal amount as follows; $50,000 due on July 1, 2002; $100,000 due on July 31, 2002 and $450,000
due on September 3, 2002. The Company paid the principal payments due on July 1 and July 31, 2002. The balance of BNY's Note, $5,242,000, is payable on November 3, 2002. The Company intends to negotiate with BNY for a restructuring of the payment term of the note. There can be no assurance that BNY will agree to any such restructuring.

On January 18, 2002, the Company entered into a forbearance agreement with CIT as agent for the lenders under the Company's Financing Agreement. Under the terms of the forbearance agreement the following occurred; (i) the Company received $3,000,000 from Grupo of which $2,500,000 was applied against the revolving line of credit and the remaining $500,000 was applied against the term loan, (ii) the Company is required to reduce the balance of the revolving credit facility and certain other amounts due the lenders on a monthly basis through July 31, 2002 at which time the balances were to be repaid in full. If the outstanding balance of the revolving credit facility and certain other amounts due the lenders at the end of any month exceeds the required monthly ending balance, as defined in the forbearance agreement, the Company has fifteen days to cure the excess principal before its lenders will take action against the Company, (iii) the Company was required to make installments of $500,000 on April 1 and July 1, 2002 and the remaining balance is due on October 31, 2002 and (iv) the Company's chief executive officer agreed to extend the $3,000,000 personal guaranty to remain in effect until all obligations under the forbearance agreement are paid in full. The Company did not make the April 1, 2002, term loan payment. The Company and CIT are currently negotiating an amendment of the forbearance agreement to extend the payout period for the Company's revolving line of credit and term loan. In conjunction with these negotiations the Company, on May 10, 2002, paid the $500,000 quarterly term loan payment which was originally due on April 1, 2002. In addition, the Company verbally agreed to pay the lenders $200,000 at the end of each month to reduce its revolving line of credit balance. The Company has made these payments in each of May, June and July 2002. The Company also made its term loan payment in the amount of $500,000, due July 1, 2002. The Company is currently negotiating with its lenders to refinance the remaining $4,500,000 balance of its term loan which is due October 31, 2002 and the balance of $1,465,000 on the Company's revolving line of credit.

The obligations under the Financing Agreement are collateralized by substantially all of the assets of the Company. The Financing Agreement contains various financial and other covenants and conditions, including, but not limited to, limitations on paying dividends, making acquisitions and incurring additional indebtedness.

The Company was not in compliance, as of June 30, 2002 and December 31, 2001, with certain covenants contained in its loan agreements. The Company's lenders, under the January 18, 2002 forbearance agreement, have indicated that they have no current intention to take action with respect to such non-compliance but have not waived the covenant violations.

The Company's chief executive officer has personally guaranteed $3 million of indebtedness outstanding under the Financing Agreement.

8. RESTRUCTURING AND OTHER COSTS

The Company closed three of its four full price XOXO retail stores in the first quarter of fiscal 2002. The Company recorded charges aggregating $2,257,000 in the first quarter of 2002, consisting of an accrual of approximately $1,113,000 for 2002 rent, an additional $292,000 of lease termination costs relating to the 2000 restructuring reserve, property and equipment write-downs of approximately $440,000 and goodwill impairment charges of approximately $412,000. The Company included in its accrual a liability for one year of store rent for each of the closed stores since each store lease contains a provision that the landlord will use its best efforts to re-lease the premises in the event that the premises are vacated by the Company. However, no assurances can be given that the premises will be re-leased within one year and the Company will have to periodically review its accrual.

In June of 2002, the Company reached a settlement agreement with TrizecHahnSwig, LLC ("Trizec"), the landlord of the Company's premises at 1411 Broadway in New York. Under the terms of the settlement the Company paid $550,000 on June 26, 2002, to Trizec and was released from all obligations under its lease. As a result of this agreement the Company recorded a favorable reversal of a previously recorded restructuring reserve of approximately $895,000 in the second quarter of fiscal 2002.

During the six-months ended June 30, 2001, the Company recorded a gain in restructuring relating to a reversal of approximately $1,679,000 in accrued rental costs resulting from a settlement of the Company's lease obligation on its New Bedford, Massachusetts, warehouse. Under the settlement agreement, the Company was released from all obligations under the lease in exchange for cash payments of $850,000. The Company made the final payment under the settlement agreement in September 2001.

9. PER SHARE DATA

Basic (loss) income per common share is computed by dividing net (loss) income available for common shareholders, by the weighted average number of shares of common stock outstanding during each period.

Options and warrants to purchase 11,346,845 and 12,252,695 shares of Common Stock were outstanding as of June 30, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. In addition, conversion rights under the Convertible Debentures to convert the Debentures into approximately 16,000,000 shares of Common Stock were not included in the computation of diluted earnings per share because the result would be anti-dilutive.

10. RELATED PARTY TRANSACTIONS

In June 2000, First A.H.S. Acquisition Corp. ("AHS"), a company owned by the Company's chief executive officer, entered into an agreement (the "Letter of Credit Agreement") with the Company's principal commercial lender to facilitate the opening of up to $17,500,000 in letters of credit for inventory for the Company. Pursuant to the Letter of Credit Agreement, AHS purchased inventory which was to be held at the Company's warehouse facilities. Such inventory was sold to the Company at cost when the Company is ready to ship the merchandise to the customer. As of June 30, 2002, the Company owes AHS $7,090,000. In connection with the Letter of Credit Agreement, the chief executive officer has guaranteed up to $7,000,000 of AHS obligations to the Company's principal commercial lender.

During January 2001, the Company's chief executive officer loaned the Company $2,000,000. In March 2002, the Company's chief executive officer loaned the Company an additional $250,000. During the quarter ended June 30, 2002, the Company's chief executive officer loaned the Company an additional $1,100,000. The loans are payable on demand and bear interest at prime plus one quarter percent.

The Company's chief executive officer personally guaranteed $3,000,000 of indebtedness outstanding under the Financing Agreement.

Adamson is a newly-formed New York corporation which is majority owned by the Company's chairman and chief executive officer and principal stockholder (see
Note 4). A minority shareholder of Adamson, who invested $3,500,000 in Adamson, is to be issued 10,000,000 shares of the Company's common stock as consideration for him making the investment in Adamson. As of June 30, 2002, the Company was indebted to Adamson in the amount of $1,131,000, which is payable on demand and bears no interest.

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


                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following analysis of the financial condition and results of operations of Aris Industries, Inc. (the "Company") for the six and three-month periods ended June 30, 2002 and 2001 should be read in conjunction with the consolidated condensed financial statements, including the notes thereto, included on pages 3 through 12 of this report.

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


ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS
NO. 142 AND 144

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets". The Company has adopted the provisions of SFAS 142 effective January 1, 2002. Under SFAS 142, goodwill and other intangible assets with indefinite useful lives are no longer be systematically amortized. Instead such assets will be subject to reduction when their carrying amounts exceed their estimated fair values based on impairment tests that will be made at least annually. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company expects that the adoption of SFAS 142 will reduce annual amortization expense by approximately $1.8 million. Additionally, based on expected cash flows under the Adamson and other license agreements, the Company does not expect to incur goodwill and other intangible asset impairment charges associated with the adoption of this statement other than the $0.4 million charge taken in the first quarter of 2002 related to the closing of the retail stores. In accordance with SFAS

142 the Company recently had an independent appraisal of its goodwill and it was determined that no impairment currently exists. However, no assurance can be given that a potential future impairment charge will not be required and the Company will re-appraise its goodwill next year. In addition, in August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Among other things, SFAS 144, provides guidance on the implementation of previous pronouncements related to when and how to measure impairment losses and how to account for discontinued operations. Management does not believe that the adoption of SFAS 144 will have a material impact on the Company's financial position, results of operations or cash flows. For the six-months ended June 30, 2001, the Company's net loss would have decreased by $904,000 of amortization relating to goodwill.


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

These consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of June 30, 2002, the Company had a working capital deficit of approximately $39,600,000 compared to a working capital deficit of approximately $28,334,000 at December 31, 2001. The increase in the working capital deficit was due to the default by Grupo under its license agreement which resulted in the Company not receiving approximately $1,000,000 in license royalties, writing off approximately $1,959,000 in operating expense reimbursements and the reclassification of the KC Convertible Debentures to current liabilities from long term debt (see note 5). In addition, the Company recorded charges aggregating $2,257,000 in the first quarter of 2002, consisting of an accrual of approximately $1,113,000 for 2002 rent, an additional $292,000 of lease termination costs relating to the 2000 restructuring reserve, property and equipment write-downs of approximately $440,000 and goodwill impairment charges of approximately $412,000 for retail stores closed during the first quarter offset partially by a recovery of $895,000 in lease termination costs and other accrued rent in connection with the settlement with the Company's former landlord at 1411 Broadway. During the six-months ended June 30, 2002, the Company financed its working capital requirements principally through licensing revenue from Adamson, Grupo and the Company's other licensees along with additional loans from its chief executive officer.

In April 2002, the Company terminated its license agreement with Grupo and shortly thereafter Grupo filed for bankruptcy protection under Chapter XI of the Bankruptcy Code. On April 25, 2002, Judge E. Robles of the United States Bankruptcy Court, Central District of California, terminated the Trademark License Agreement and ordered Grupo to immediately discontinue all use of trademark bearing XOXO(R), Baby Phat(R), Brooks Brothers Golf(R), Fragile(R) and Members Only(R). Following the effectiveness of the termination of the Grupo Agreement, the Company reached an agreement with Adamson Apparel, Inc. ("Adamson"), where the majority stockholder is the Company's chief executive officer, to license from the Company and its subsidiaries the XOXO(R), Members Only(R) and Baby Phat(R) trademarks that had been previously licensed by Grupo (see Note 4). The royalty due from Adamson is based on a percentage of net sales. The Company has been informed that Adamson purchased from Grupo's lender all of Grupo's inventory of XOXO(R) and Baby Phat(R) apparel and also purchased from the lender Grupo's order file.

On January 18, 2002, the Company entered into a forbearance agreement with CIT as agent for the lenders under the Company's Financing Agreement. Under the terms of the forbearance agreement the following occurred; (i) the Company received $3,000,000 from Grupo of which $2,500,000 was applied against the revolving line of credit and the remaining $500,000 was applied against the term loan, (ii) the Company is required to reduce the balance of the revolving credit facility and certain other amounts due the lenders on a monthly basis through July 31, 2002 at which time the balances were to be repaid in full. If the outstanding balance of the revolving credit facility and certain other amounts due the lenders at the end of any month exceeds the required monthly ending balance, as defined in the forbearance agreement, the Company has fifteen days to cure the excess principal before its lenders will take action against the Company, (iii) the Company was required to make installments of $500,000 on April 1 and July 1, 2002 and the remaining balance is due on October 31, 2002 and (iv) the Company's chief executive officer agreed to extend the $3,000,000 personal guaranty to remain in effect until all obligations under the forbearance agreement are paid in full. The Company did not make the April 1, 2002, term loan payment. The Company and CIT are currently negotiating an amendment of the forbearance agreement to extend the payout period for the Company's revolving line of credit and term loan. In conjunction with these negotiations the Company, on May 10, 2002, paid the $500,000 quarterly term loan payment which was originally due on April 1, 2002. In addition, the Company verbally agreed to pay the lenders $200,000 at the end of each month to reduce its revolving line of credit balance. The Company has made these payments in each of May, June and July 2002. The Company also made its term loan payment in the amount of $500,000, due July 1, 2002. The Company is currently negotiating with its lenders to refinance the remaining $4,500,000 balance of its term loan which is due October 31, 2002 and the balance of $1,465,000 on the Company's revolving line of credit.

The obligations under the Financing Agreement are collateralized by substantially all of the assets of the Company. The Financing Agreement contains various financial and other covenants and conditions, including, but not limited to, limitations on paying dividends, making acquisitions and incurring additional indebtedness.

The Company was not in compliance, as of June 30, 2002 and December 31, 2001, with certain covenants contained in its loan agreements. The Company's lenders, under the January 18, 2002 forbearance agreement, have indicated that they have no current intention to take action with respect to such non-compliance but have not waived the covenant violations.

The Company's chief executive officer has personally guaranteed $3 million of indebtedness outstanding under the Financing Agreement. This guaranty, which initially was to expire on December 6, 2000, has been extended until the loans are repaid in full.

As a result of its change to a licensing operation, the Company no longer needs financing to purchase inventory or to finance future accounts receivable. During 2001, the Company reduced its revolving line of credit from $38,679,000 to $4,485,000 through the collection of accounts receivable and the sale of inventory to Grupo pursuant to the Grupo Agreement. As of June 30, 2002, the revolving line of credit has been further reduced to approximately $1,465,000.

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

In February 2001, the Company entered into a Securities Purchase Agreement with KC Aris Fund I, L.P. ("KC") pursuant to which the Company is to issue Convertible Debentures in the aggregate sum of $10,000,000. The Debentures mature in three years, bear interest at 8.5% per annum, payable quarterly, and are convertible into shares of common stock at the rate of $.46 per share. KC purchased only $7,500,000 of Debentures, convertible into 16,304,347 shares of Common Stock. The Company used the proceeds to pay down a portion of the borrowings under its revolving credit facility. At December 31, 2001, the Company was delinquent in paying the quarterly interest payments due on July 31 and October 31, 2001. The Company made the quarterly interest payment due July 31, 2001 in January 2002 and KC has agreed not to call a default if the Company pays the October 31, 2001 payment on March 29, 2002. In the event that KC calls a default, the balance of $7,500,000 will become due and payable on demand. On April 10, 2002, the chief executive officer of the Company received a letter from the general partner ("GP") of KC stating that the limited partners ("LP") of KC have instructed the GP of KC to give the Company until April 17, 2002, to pay the overdue 2001 interest and until May 10, 2002, to pay the remaining overdue 2002 interest. The LP's have instructed the GP, in the event that these deadlines are not met, to take all necessary measures to put the Company in default and collect upon the debt. On May 10, 2002, the Company paid the interest payment due October 31, 2001, aggregating approximately $163,000. On August 5, 2002 KC sent the Company a notice of default arising from the Company's failure to pay interest in the amount of approximately $321,000 that was due on January 31 and April 30, 2002. Accordingly, the Company has reclassified the $7,500,000 Debenture from long term debt to current. The Company is continuing to negotiate with KC for modification of the terms of the Convertible Debentures.

 The Company's indebtedness consists, in part, of its obligations to BNY Financial Corporation ("BNY") under the Series A Junior Secured Note Agreement dated June 30, 1993, pursuant to which BNY is owed $5,842,000, as of June 30, 2002. On October 23, 2001, the Company received a forbearance from BNY relating to the $1,100,000 principal payment due November 5, 2001. Under the terms of the forbearance, the Company paid BNY $500,000 in principal along with the normally scheduled interest payment on November 5, 2001 and received a deferral until March 3, 2002 on the balance of $600,000 principal due. On February 21, 2002, the Company received a further forbearance on the $600,000 principal payment that was due on March 3, 2002. BNY has agreed to defer this principal amount as follows; $50,000 due on July 1, 2002; $100,000 due on July 31, 2002 and $450,000
due on September 3, 2002. The Company paid the principal payments due on July 1 and July 31, 2002. The balance of BNY's Note, $5,242,000, is payable on November 3, 2002. The Company intends to negotiate with BNY for a restructuring of the payment term of the note. There can be no assurance that BNY will agree to any such restructuring.

The Company believes that its financing plan in conjunction with a refinancing of its term loan, Series A Junior Secured Note and the KC Convertible Debentures, assuming the default is cured, will be sufficient, at least through June 30, 2003, to sustain its operations as a licensing and brand management business and to payoff indebtedness under the credit facility and the term loan, however, there can be no assurance that the timing of cash receipts to be realized from working capital and operations will be sufficient to meet obligations as they become due. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern


RESULTS OF OPERATIONS

The Company reported net losses of $2,690,000 and $8,348,000 for the three and six-month periods ended June 30, 2002 compared to a net profit of $855,000 and a net loss of $2,220,000 for the three and six-month periods ended June 30, 2001.

During the three-months ended June 30, 2002, the Company's loss was largely attributable to the default by Grupo of its license agreement. As a result of the default by Grupo, the Company did not receive any license royalties due in April and incurred $803,000 in charges that were Grupo's direct obligation. In addition, the Company was required to record a non-cash charge in the amount of $1,300,000 relating to the commitment to issue 10,000,000 shares of the Company's common stock to an unrelated third party as consideration for him making an investment in Adamson. The management of the Company believes that this was vital to the success of Aris. This was offset by a recovery $895,000 under a settlement agreement with the landlord of the Company's premises at 1411 Broadway in New York. Under the terms of the settlement the Company paid $550,000 and was released from all obligations under its lease. As a result of this agreement the Company recorded a favorable reversal of previously recorded restructuring reserve of approximately $895,000.

During the six-months ended June 30, 2002, the Company's loss was largely attributable to the default by Grupo of its license agreement and the closing by the Company of three retail store locations. As a result of the default by Grupo the Company did not receive approximately $1,000,000 in license royalties and wrote off approximately $1,959,000 in operating expense reimbursements and incurred $803,000 in charges that were Grupo's direct obligation. In addition, The Company recorded charges aggregating $2,257,000 in the first quarter of 2002, consisting of an accrual of approximately $1,113,000 for 2002 rent, an additional $292,000 of lease termination costs relating to the 2000 restructuring reserve, property and equipment write-downs of approximately $440,000 and goodwill impairment charges of approximately $412,000. The Company was required to record a non-cash charge in the amount of $1,300,000 relating to the commitment to issue 10,000,000 shares of the Company's common stock to an unrelated third party as consideration for him making an investment in Adamson. The management of the Company believes that this was vital to the success of Aris. This was offset by the favorable reversal of a previously recorded restructuring reserve of approximately $895,000 under a settlement agreement with the landlord of the Company's premises at 1411 Broadway in New York during the three-months ended June 30, 2002.

During the three-months ended June 30, 2001, the Company's profitability was attributable to increased licensing revenue due to the Grupo agreement and additional licensees of the Company along with the gains recognized in connection with reversals of inventory reserves related to previously reserved inventory that was subsequently sold to Grupo at its original cost, the settlements reached between the Company and the union representing its employees at the New Bedford warehouse facility and a settlement between the Company and Perry Ellis International ("PEI") of royalties due under the Company's cancelled PEI licenses. This was offset by costs associated with the closing of the Company's New Bedford, Massachusetts, warehouse and shipping facility, which was closed on June 22, 2001, legal expenses incurred as the Company continues its negotiated settlements with its vendors and expenses incurred in connection with the consolidation of the Company's office space.

During the six-months ended June 30, 2001, the Company's loss was, in part, attributable to its transition from a manufacturing operation into a licensing and brand management business. This resulted in phase-out costs associated with the consolidation of its facilities, reduction of its workforce and legal expenses incurred as the Company continues its negotiated settlements with its vendors, offset by reversals of restructuring and inventory reserves related to previously reserved inventory that was subsequently sold to Grupo at original cost.

REVENUES

Sales to Customers

The Company's net sales to customers during the three and six-month periods decreased from $3,637,000 and $24,325,000 respectively, for the three and six-month periods ended June 30, 2001, to $690,000 and $1,687,000 respectively, during the three and six-month periods ended June 30, 2002. In 2002 the only sales to customers were made through the Company's full price XOXO retail stores. These decreases of $2,947,000 and $22,638,000 respectively, were attributable to the nature of the Company's business operation as a licensing business during the entire first and second quarters of 2002 as compared to the transition from a manufacturing and wholesaling business to a licensing during the first six months of 2001. The Grupo agreement was effective March 1, 2001. In addition, sales to customers decreased as the result of the Company's closing of three of its full price retail stores in the first quarter of 2002.

Sales to Licensee

Sales to licensee in the amount of $3,920,000 and $9,478,000 respectively, during the three and six- month periods ended June 30, 2001 represented the sales of inventory to Grupo, under Grupo's Agreement to purchase essentially all of the Company's March 1, 2001 inventory at cost.

Royalty Income

The Company's royalty income decreased from $3,649,000 during the three-months ended June 30, 2001, to $2,482,000 for the three-months ended June 30, 2002. This decrease was attributable to the default by Grupo. The Company did not receive any royalty income for the entire month of April 2002.

The Company's royalty income decreased from $5,471,000 during the six-months ended June 30, 2001, to $4,570,000 for the six-months ended June 30, 2002. This decrease was attributable to the default by Grupo which cost the Company approximately $1,000,000 in additional royalties which were due under the Grupo agreement. This was partially offset by increases in royalty income from the Company's additional licensees.


GROSS PROFIT

Gross Profit for the three-months ended June 30, 2002 was $2,849,000 or 89.8% of revenues compared to $6,562,000 or 58.6% of revenues for the three-months ended June 30, 2001. Gross profit as a percentage of revenues for the three-months ended June 30, 2002, represents a full quarter as a licensing and brand management business as compared to the three-months ended June 30, 2001, during which the Company was in transition from a manufacturing and wholesaling business to a licensing and brand management business.

Gross Profit for the six-months ended June 30, 2002 was $5,331,000 or 85.2% of revenues compared to $15,032,000 or 37.6% of revenues for the six-months ended June 30, 2001. Gross profit as a percentage of revenues for the six-months ended June 30, 2002, represents a full six-month period as a licensing and brand management business as compared to the six-months ended June 30, 2001, during which the Company was in transition from a manufacturing and wholesaling business to a licensing and brand management business.


 SELLING AND ADMINISTRATIVE EXPENSES

Selling and Administrative expenses were $5,899,000 or 186.0% of revenue for the three-months ended June 30, 2002 as compared to $5,676,000 or 50.7% of revenue for the three-months ended June 30, 2001. Selling and Administrative expenses as a percentage of revenues for the three-months ended June 30, 2002 have been adversely affected by the Grupo default. As a result of the default the Company was forced to incur operating expenses that were previously shared with Grupo while receiving no royalty income. The Company also incurred $803,000 in charges that were Grupo's direct obligation. In addition, the Company was required to record a non-cash charge in the amount of $1,300,000 relating to the commitment to issue 10,000,000 shares of the Company's common stock to an unrelated third party as consideration for an investment by the third party in Adamson. The management of the Company believes that this was vital to the success of Aris. Selling and administrative expenses as a percentage of revenue for the three-months ended June 30, 2001, reflect the blended nature of the Company's business operations into a licensing and brand management business. Under the terms of the Grupo Agreement, effective March 1, 2001 Grupo assumed the majority of the Company's responsibilities for Selling and Administrative expenses except for expenses relating to the Company's corporate functions and costs incurred in the operation of the Company's New Bedford warehouse, which closed on June 22, 2001.

Selling and Administrative expenses were $11,287,000 or 180.4% of revenue for the six-months ended June 30, 2002 as compared to $18,874,000 or 47.3% of revenue for the six-months ended June 30, 2001. Selling and Administrative expenses as a percentage of revenues for the six-months ended June 30, 2002 have been adversely affected by the Grupo default. As a result of the default the Company was forced to write off receivables from Grupo for shared operating expenses and incurred $803,000 in charges that were Grupo's direct obligation. In addition, the Company was liable for excess royalties due under the Baby Phat license for 2001 which Grupo failed to pay. The total charge to the Company for these items was approximately $2,803,000 which, when combined with a $1,000,000 shortfall in minimum royalty income, resulted in the percentage of selling and administrative expenses to revenue being abnormally high. The Company also was required to record a non-cash charge in the amount of $1,300,000 relating to the commitment to issue 10,000,000 shares of the Company's common stock to an unrelated third party as consideration for an investment by the third party in Adamson. The management of the Company believes that this was vital to the success of Aris. Selling and administrative expenses as a percentage of revenue for the six-months ended June 30, 2001, reflect the blended nature of the Company's business operations into a licensing and brand management business. Under the terms of the Grupo Agreement, effective March 1, 2001 Grupo assumed the majority of the Company's responsibilities for Selling and Administrative expenses except for expenses relating to the Company's corporate functions and costs incurred in the operation of the Company's New Bedford warehouse, which closed on June 22, 2001.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company evaluates the carrying value of its long-lived assets in relation to the operating performance and future undiscounted cash flows of the underlying assets when indications of impairment are present. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. During the six-month period ended June 30, 2002, the Company recorded an impairment charge of $853,000 relating to property and equipment and goodwill associated with its retail store operations. The Company closed three of its four retail stores during the three-months ended March 31, 2002, and recorded the impairment charge in connection with the closing.



RESTRUCTURING AND OTHER COSTS

The Company closed three of its four full price XOXO retail stores in the first quarter of fiscal 2002. As a result, the Company recorded charges aggregating $2,257,000 in the first quarter of 2002, consisting of an accrual of approximately $1,113,000 for 2002 rent, an additional $292,000 of lease termination costs relating to the 2000 restructuring reserve, property and equipment write-downs of approximately $440,000 and goodwill impairment charges of approximately $412,000.

In June of 2002, the Company reached a settlement agreement with TrizecHahnSwig, LLC ("Trizec"), the landlord of the Company's premises at 1411 Broadway in New York. Under the terms of the settlement the Company paid $550,000 to its former landlord at 1411 Broadway and was released from all obligations under its lease. As a result of this agreement the Company recorded a favorable reversal of previously recorded restructuring reserve of approximately $895,000.

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

INTEREST EXPENSE

Interest expense for the three-months ended June 30, 2002 was $533,000 as compared to $636,000 for the three-months ended June 30, 2001. This decrease was primarily attributable to the continuing reduction in borrowings under the Company's financing agreement along with reductions in the prime lending rate..

Interest expense for the six-months ended June 30, 2002 was $1,055,000 as compared to $1,851,000 for the six-months ended June 30, 2001. This decrease was primarily attributable to the continuing reduction in borrowings under the Company's financing agreement along with reductions in the prime lending rate.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company, in the ordinary course of its business, is party to various legal actions the outcome of which the Company believes may have a material adverse effect on its consolidated financial position and results of operations at June 30, 2002. Several of these actions stem from Grupo incurring expenses in the Company's name. Although the Company did not authorize these expenses, the Company mat be subject to liability for them. Because of Grupo's bankruptcy filing, it is unlikely that the Company will be able to recover any of these amount from Grupo. In addition, the following updates information regarding certain litigation to which the Company is subject:

     1411 TrizecHahn-Swig, LLC v. Aris: On June 28, 2002, the Company reached a settlement agreement with TrizecHahnSwig, LLC, the landlord of the Company's premises at 1411 Broadway, under which the Company was released from all obligations under its lease in exchange for a cash payment of $550,000.

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

     Fashion World-Santa v. Lola, Inc.: On February 11, 2002, Fashion World-Santa filed an unlawful detainer action against Lola, Inc. ("Lola") in the Los Angeles Superior Court. That action sought to evict Lola, on grounds of non-payment of rent, from an XOXO retail store located in Beverly Hills, California. Lola is a party to a five-year lease for that store, and that lease does not expire until April 2006. XOXO Clothing Company, Inc. responded to the complaint as successor in interest to Lola,

Inc., denying the material allegations of the complaint, and asserting other affirmative defenses. On February 27, 2002, XOXO vacated the property and returned possession of the premises to the plaintiff. On March 11, 2002, the Superior Court set the matter for trial on April 8, 2002, although it is not expected that this trial date will be continued now that possession of the premises is not at issue. The Superior Court has vacated the date originally set for trial of this action. It is expected that this action will be tried in or about late 2002 or early 2003, if it cannot be settled before that time. XOXO wishes to pursue a settlement with the plaintiff but also intends to contest the plaintiff's allegations and defend the action if necessary. Under the terms of the lease, XOXO may potentially be liable for approximately $1.8 million in future rent, plus attorneys' fees and costs, but that figure should be reduced substantially as a result of the plaintiff's obligation to mitigate its damages. On July 31, 2002, the Company received a proposed settlement offer from Fashion World-Santa in the amount of $953,000. A mediation meeting has been set for September 11, 2002.

     Guy Kinberg v. Aris: In December 2001, Guy Kinberg, the former head of production for the Company, commenced an action in the Supreme Court of the State of New York, County of New York, claiming that his termination by the Company breached his employment agreement. Mr. Kinberg is seeking $1,200,000 in damages, representing salary and severance under the agreement. On July 30, 2002, Mr. Kinberg was awarded a judgment in the amount of $883,509 in the Supreme Court, New York County. On August 8, 2002, a settlement was made with Mr. Kinberg in the amount of $300,000, with $100,000 payable on execution and $20,000 payable over ten months commencing September 1, 2002.

     Christi Wilson v. Aris: On July 31, 2002, Christi Wilson, a former employee of the Company filed suit in the Supreme Court of the State of New York, County of New York, claiming that her commission agreement was breached by the Company. Ms. Wilson is seeking $900,000 in damages, representing commissions due under the agreement. The Company believes that all commissions due Ms. Wilson were paid and intends to vigorously defend this action.


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


                          ARIS INDUSTRIES, INC.
                             (Registrant)

Date: August 12 2002        By /s/ PAUL SPECTOR
                               -------------------------------
                               Paul Spector
                               Chief Financial Officer / Treasurer

(c)  INDEX TO EXHIBITS


                                                                                             Filed as Indicated
                                                                                             Exhibit to Document
                                                                                                Referenced in
    Exhibit No.                                 Description                                      Footnote No.
    -----------                                 -----------                                  ------------------
        3.3          Restated Certificate of Incorporation filed on June                             (3)

                     30, 1993
        3.4          Amended and Restated By-Laws effective June 30,                                 (3)
                     1993

        3.5          Amendment to the Restated Certificate of                                       (20)
                     Incorporation filed with the Secretary of State on
                     July 29, 1999

        3.6          Amendment to the Restated Certificate of                                       (21)
                     Incorporation filed with the Secretary of State in
                     January 2001

       10.67         Series A Junior Secured Note Agreement dated as of                              (3)
                     June 30, 1993 between Registrant and BNY
                     Financial Corporation.

       10.68         Series A Junior Secured Note dated as of June 30,                               (3)
                     1993 issued by Registrant to BNY Financial
                     Corporation.

       10.72         Secondary Pledge Agreement dated as of June 30,                                 (3)
                     1993 between Registrant, BNY Financial
                     Corporation and AIF II, L.P.

       10.81         Form of Indemnification Agreement dated as of June                              (3)
                     30, 1993 between Registrant and each member of
                     Registrant's Board of Directors.

       10.99         Warrant dated September 30, 1996 issued by Aris                                (10)
                     Industries, Inc. to Heller Financial, Inc.

      10.111         Securities Purchase Agreement, dated as of February                            (17)
                     26, 1999, between Aris Industries, Inc., Apollo Aris
                     Partners, L.P., AIF, L.P., The Simon Group, L.L.C.
                     and Arnold Simon.

      10.112         Shareholders Agreement, dated as of February 26,                               (17)
                     1999, between Aris Industries, Inc., Apollo Aris
                     Partners, L.P., AIF, L.P., The Simon Group, L.L.C.
                     and Charles S. Ramat.

      10.113         Equity Registration Rights Agreement, dated as of                              (17)
                     February 26, 1999, between Aris Industries, Inc.,
                     Apollo Aris Partners, L.P., AIF, L.P., The Simon
                     Group, L.L.C. and Charles S. Ramat.

                                                                                             Filed as Indicated
                                                                                             Exhibit to Document
                                                                                                Referenced in
    Exhibit No.                                 Description                                      Footnote No.
    -----------                                 -----------                                  ------------------
      10.115         Financing Agreement dated February 26, 1999 by                                 (18)
                     and among the Company and its Subsidiaries and
                     CIT Commercial Group, Inc. and the other Financial
                     Industries named therein.

      10.118         Employment Agreement by and among the                                          (19)
                     Registrant, Europe Craft Imports, Inc., ECI
                     Sportswear, Inc., XOXO and Gregg Fiene, dated
                     August 10, 1999.

      10.119         Employment Agreement by and among the                                          (19)
                     Registrant, ECI, ECI Sportswear, Inc., XOXO and
                     Gregg Fiene, dated August 10, 1999.

      10.120         Shareholders' Agreement by and among the                                       (19)
                     Registrant, The Simon Group, LLC, Gregg Fiene, Michele
                     Bohbot and Lynne Hanson, dated August 10, 1999.

      10.121         Amendment No. 2 to Financing Agreement by and                                  (19)
                     among Aris Industries, Inc., Europe Craft Imports,
                     Inc., ECI Sportswear, Inc., Stetson Clothing
                     Company, Inc., XOXO; the Financial Institutions
                     from time to time party to the Financing Agreement,
                     as Lenders; and The CIT Group/Commercial
                     Services, Inc. as Agent, dated
                     August 10, 1999.

      10.122         Amended and Restated 1993 Stock Option Plan                                    (16)

      10.123         Employment Agreement with Steven Feiner                                        (21)

      10.125         Agreement between the Company and certain of its                               (21)
                     subsidiaries and Grupo Xtra dated January, 2001

      10.126         Form Securities Purchase Agreement Dated as of                                 (21)
                     February, 2001 between the Company and KC Aris
                     Fund I, L.P.

        21.          List of Subsidiaries                                                           (21)

      10.127         Trademark License Agreement Adamson Apparel,                                   (22)
                     Inc.

       99.1          Certification under Section 906 of the                                         (22)
                     Sarbanes/Oxley Act

       99.2          Certification under Section 906 of the                                         (22)
                     Sarbanes/Oxley Act

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

(19)              Filed as Exhibit to the Report on Form 8-K dated August 24,
                  1999.

(20)              Omitted.

(21) Filed as Exhibit to Annual Report on Form 10-K filed with the Commission on April 15, 2002.

(22)              Filed as an exhibit to Form 10Q for the Quarter Ended June 30,
                  2002
----------------

* The Schedules and Exhibits to such Agreements have not been filed by the Company, who hereby undertakes to file such schedules and exhibits upon request of the Commission.