Form 10-K
period 2002-12-31
ARIS INDUSTRIES INC
filed 2003-03-31
CIK 100979

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002          COMMISSION FILE NO.: 1-4814

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

     Yes _X_           No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10- K.

     Yes  _X_          No ___

     Indicate by check mark whether the Registrant is an accelerated filer (as defined Rule 12b-2 of the Act)

     Yes               No _X_

     As of March 15, 2003, 108,819,527 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the 24,379,414 shares of voting stock of the Registrant held by non-affiliates of the Registrant at March 15, 2003 was $2,437,941.

     Documents incorporated by reference: None.

================================================================================

                              ARIS INDUSTRIES, INC.

                                TABLE OF CONTENTS


                                                                            PAGE

PART I   .......................................................................
      Item 1.   Business.......................................................1
      Item 2.   Properties.....................................................4
      Item 3.   Legal Proceedings..............................................5
      Item 4.   Submission of Matters to a Vote of Security Holders............7

PART II  .......................................................................
      Item 5.   Market for Registrant's Common Equity
                and Related Security Holder Matters............................8
      Item 6.   Selected Financial Data........................................9
      Item 7.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations..................9
      Item 7A.  Quantitative and Qualitative Disclosures about Market Risk ...19
      Item 8.   Financial Statements and Supplementary Data...................19
      Item 9.   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure...........................19

Part III .......................................................................
      Item 10.  Directors and Executive Officers of the Registrant............20
      Item 11.  Executive Compensation........................................22
      Item 12.  Security Ownership of Certain Beneficial Owners
                and Management................................................25
      Item 13.  Certain Relationships and Related Transactions................27
      Item 14.  Controls and Procedures ......................................29

PART IV  .......................................................................
      Item 15.  Exhibits, Financial Statements Schedules and Reports
                on Form 8-K...................................................30

SIGNATURES....................................................................35

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

     During 2001, Aris Industries, Inc. (the "Company", the "Registrant" or "Aris") substantially completed its transformation from a manufacturer and importer of outerwear, sportswear and loungewear to a licensor or sublicensor of its owned or licensed trademarks. In early 2001, Aris entered into an agreement (the "Grupo Agreement"), which became effective March 1, 2001, with Grupo Xtra of New York, Inc. ("Grupo"), an unaffiliated third party, giving Grupo the exclusive right in the United States, Puerto Rico, the Caribbean Islands and Israel to manufacture and sell, subject to Aris' design and quality approvals, women's clothing, jeanswear and sportswear under the XOXO(R) and Fragile(R) trademarks and sportswear and outerwear under the Members Only(R) trademark. In addition, Aris granted Grupo the right to manufacture and sell products covered by its license agreements for Brooks Brothers Golf(R) and Baby Phat(R) sportswear. In late 2001, Brook Brothers terminated Grupo's right to use its trademark and subsequently purported to terminate the Company's license. Grupo was also granted the right to operate the Company's XOXO outlet stores, which the Company used to provide a channel for disposing of excess and irregular inventory. In exchange, Grupo agreed to purchase substantially all of Aris's inventory of such products, pay royalties based on its sales of such products and assume certain of Aris's overhead obligations and contracts. Grupo completed the purchase of such inventory in January 2002.

     Grupo was frequently late in fulfilling its payment obligations under the Agreement. Following the end of the 2001, it continued to be late in making payments to the Company and violated the Agreement in other ways. In March 2002, the Company sent Grupo notices of termination of the Agreement.

     In April 2002, the Company terminated its license agreement with Grupo and shortly thereafter Grupo filed for bankruptcy protection under Chapter XI of the Bankruptcy Code. On April 25, 2002, Judge E. Robles of the United States
Bankruptcy Court, Central District of California, terminated the Trademark License Agreement and ordered Grupo to immediately discontinue all use of trademark bearing XOXO(R) , Baby Phat(R), Brooks Brothers Golf(R), Fragile(R) and Members Only(R). Following the effectiveness of the termination of the Grupo Agreement, the Company reached an agreement with Adamson Apparel, Inc. ("Adamson"), an affiliate of the Company's chief executive officer, to license from the Company and its subsidiaries the XOXO(R) , Members Only(R) and Baby Phat(R) trademarks that had been previously licensed by Grupo. On July 19, 2002, Grupo's filing was converted to a Chapter VII.

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

     The Adamson Agreement provides for royalties of 9% on sales under the Company's XOXO(R) and Members Only(R) brands and 3.5% on sales of Baby Phat(R) branded products in addition to payment of the Baby Phat minimum royalty. The Adamson Agreement has an initial term which expires on December 31, 2003, which may be automatically renewed for a further one year term, subject to agreement by both parties, to manufacture, market and distribute at wholesale, women's clothing, jeanswear and sportswear under the XOXO(R) and Members Only(R) trademarks and, subject to Aris' rights as licensee with respect thereto, Baby Phat(R) apparel.

     Aris oversees the design, manufacture and marketing of a broad line of young womens apparel, including jeanswear, mens outerwear and accessories sold under a variety of internationally recognized brand names owned or licensed by the Company. These products are sold under license agreements with thirteen licensees who are required to pay royalties to the Company for sales made under the the Company's XOXO(R), Fragile(R) and Members Only(R) labels. These licenses provided $3,177,000 in royalties in 2002 and are required to pay minimum royalties of $4,229,000 in 2003, which increase to $5,422,000 in 2005, including potential renewals.

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

XOXO(R) LICENSING

     In addition to the Adamson agreement, the Company has granted domestic licenses to use XOXO(R) and, in some cases, Fragile(R) for the manufacture and sale of the following product categories: activewear essentials, outerwear, footwear, swimwear, handbags, leather and suede sportswear, girls sportswear, girls swimwear and girls outerwear. In addition, the Company has granted master licenses for use of the XOXO(R) trademark in Mexico, Canada, Central America, portions of South America, Japan and the Middle East. The Company is in discussions with various groups to enter into license or distributorship agreements in Central Europe, Australia, South Africa, China and Southeast Asia.

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

     The Company has assigned the Baby Phat(R) license to Adamson. The Company still oversees the design, sales and marketing of Baby Phat(R) products to be sure that the product that is distributed is correct for the licensor. The Company's Baby Phat(R) branded products are distributed in approximately 1,300 stores, primarily in specialty and department stores in the United States. The Company remains responsible for the obligations under such agreement, but is
entitled  to  indemnification   from  Adamson  if  it  fails  to  perform  those
obligations.


     The following table summarizes the Company's licenses and sub-licenses:


--------------------------------------------------------------------------------
          LICENSEE                              DESCRIPTION
--------------------------------------------------------------------------------
Adamson Apparel, Inc.         XOXO, Fragile and Members Only license and Baby
                              Phat sub-licensee for jeanswear and sportswear in
                              U.S., Puerto Rico, Caribbean Islands and Israel
--------------------------------------------------------------------------------
3743233 Canada Inc.           XOXO clothing and accessories in Canada
--------------------------------------------------------------------------------
Accessory Exchange            XOXO handbags and small leather goods including
                              backpacks and purses in the U.S, its territories
                              and possessions
--------------------------------------------------------------------------------
Al Sawani                     XOXO clothing and accessories in the Middle East
--------------------------------------------------------------------------------
Global Brand Marketing        XOXO footwear worldwide
--------------------------------------------------------------------------------
Gottex Models Inc.            XOXO and Fragile swimwear and beachwear in the
                              U.S., U.K., Spain , Germany, France, Italy,
                              Benelux and Hong Kong
--------------------------------------------------------------------------------
Grupo Aviara, S.A. de C.V.    XOXO and Fragile clothing and accessories in
                              Mexico
--------------------------------------------------------------------------------
Itochu Corporation            XOXO clothing and accessories in Japan
--------------------------------------------------------------------------------
Kids Headquarters/Wear Me     XOXO and Fragile clothing apparel for girls sizes
Apparel                       0-16 in the U.S.
--------------------------------------------------------------------------------
New Attachments               XOXO lycra-type essentials and basics such as
                              leggings, t-shirts and tank tops in the U.S.
--------------------------------------------------------------------------------
North Shore Sportswear        XOXO junior outerwear, including textile and
                              leather outerwear in the U.S., its territories and
                              possessions
--------------------------------------------------------------------------------
Robin International           XOXO and Fragile outerwear and swimwear for girls
                              sizes 0-16 in the U.S., its territories and
                              possessions
--------------------------------------------------------------------------------
Grupo Zbeda                   XOXO and Fragile clothing & accessories in certain
                              South & Central American territories
--------------------------------------------------------------------------------

CUSTOMERS, MARKETING AND DISTRIBUTION

     The Company's licensed products are sold primarily to department and specialty stores and national retail chains. Currently, substantially all of the Company's revenues are derived from royalties. During 2002, royalties from Adamson represented 53.4% of the Company's royalty revenues.

COMPETITION

     The Company's licensees sell products in markets which place a premium on identifiable brand names. The Company's licensees compete with other apparel manufacturers based on style, quality, value and brand recognition. The apparel products sold by the Company's licensees , which are sold on the main selling floors of its retail store customers, are facing increasing competition from the expanded dedication of retail floor space to "designer collections".

THE APPAREL INDUSTRY

     The apparel industry is volatile and unpredictable due to changes in consumer buying patterns, weather conditions and other factors.

EMPLOYEES

     As of December 31, 2002, the Company and its subsidiaries had approximately 25 full and part-time employees on its payroll. This is a reduction from the 71 full and part-time employees as of December 31, 2001 due the Company's closing of three retail stores in the first quarter of 2002.

FOREIGN SALES

     Although the Company's licensees sell products in Canada, Mexico, South and Central America and Japan, royalties from such sales have not comprised a significant portion of the Company's licensing income. The Company is in discussions with various groups to enter into license or distributorship agreements in Central Europe, Australia, South Africa, China and Southeast Asia.

ITEM 2.  PROPERTIES.

     The Company currently has approximately 20,000 square feet of leased space for its executive and sales offices and showrooms at 463 Seventh Avenue in New York City, approximately 11,615 square feet of office and showroom space at 1466 Broadway in New York City for XOXO and Baby Phat and approximately 212,939 square feet in Commerce and Los Angeles, California for office, showroom, manufacturing and distribution use in connection with the XOXO and Baby Phat businesses. Adamson pays 100% of the rental expense for the space at 1466 Broadway and California. The Company had outlet stores in the following locations at December 31, 2002: Virginia, Florida, California, New Jersey, New York, Nevada, Illinois and Pennsylvania of approximately 37,921 square feet, as well a full-price retail store in New York of approximately 4,596 square feet. Adamson has agreed to assume the leases for, and to operate, the outlet stores.

     In January 2002, the Company decided to scale back its retail operations, and has closed three of its four full-price retail stores. The Company recorded restructuring and impairment charges in fiscal 2002 aggregating $2,510,000 to cover the exit costs from the three locations.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company, in the ordinary course of its business, is party to various legal actions the outcome of which the Company believes may have a material adverse effect on its consolidated financial position and results of operations at December 31, 2002. Several of these actions stem from Grupo incurring expenses in the Company's name. Although the Company did not authorize these expenses, the Company may be subject to liability for them. Because of Grupo's bankruptcy filing, it is unlikely that the Company will be able to recover any of these amount from Grupo. In addition, the following updates information regarding certain litigation to which the Company is subject:

     1411 TRIZECHAHN-SWIG, LLC V. ARIS:

     On June 28, 2002, the Company reached a settlement agreement with TrizecHahnSwig, LLC, the landlord of the Company's premises at 1411 Broadway, under which the Company was released from all obligations under its lease in exchange for a cash payment of $550,000.

     FASHION WORLD-SANTA V. LOLA, INC.: On February 11, 2002, Fashion World-Santa filed an unlawful detainer action against Lola, Inc. ("Lola") in the Los Angeles Superior Court. That action sought to evict Lola, on grounds of non-payment of rent, from an XOXO retail store located in Beverly Hills, California. Lola is a party to a five-year lease for that store, and that lease does not expire until April 2006. XOXO Clothing Company, Inc. responded to the complaint as successor in interest to Lola, Inc., denying the material allegations of the complaint, and asserting other affirmative defenses. On February 27, 2002, XOXO vacated the property and returned possession of the premises to the plaintiff. The matter is now set for trial on October 3, 2003, and XOXO intends to contest the amount of the plaintiff's alleged damages and the extent to which, if at all, the plaintiff has satisfied its duty to mitigate its damages. On October 15, 2002, XOXO made a written settlement offer in the amount of $400,002.99 but the plaintiff rejected the offer. Under the terms of the lease, XOXO may potentially be liable for approximately $1.8 million in rent, plus all of the plaintiff's attorney fees and other litigation expenses. The Company believe that the figure should be substantially reduced as a result of the plaintiff's obligation to mitigate its damages.

     GUY KINBERG V. ARIS: In December 2001, Guy Kinberg, the former head of production for the Company, commenced an action in the Supreme Court of the State of New York, County of New York, claiming that his termination by the Company breached his employment agreement. Mr. Kinberg was seeking $1,200,000 in damages, representing salary and severance under the agreement. On July 30, 2002, Mr. Kinberg was awarded a judgment in the amount of $883,509 in the Supreme Court, New York County. On August 8, 2002, a settlement was made with Mr. Kinberg in the amount of $300,000, with $100,000 payable on execution and $200,000 payable over ten months commencing September 1, 2002.

     CHRISTI WILSON V. ARIS: On July 31, 2002, Christi Wilson, a former employee of the Company filed suit in the Supreme Court of the State of New York, County of New York, claiming that her commission agreement was breached by the Company. Ms. Wilson is seeking $900,000 in damages, representing commissions due under the agreement, and an unstated amount of alleged damages regarding a claim of slander. The material allegations of the complaint have been denied and the Company has filed counterclaims for $2,000,000 alleging breach of contract, breach of duty of good faith and fair dealing, breach of fiduciary duty, theft of trade secrets and tortious interference with prospective economic advantage. Discovery in this matter is ongoing. Subsequently Ms. Wilson has filed a motion to amend her claim to increase the amount. This motion is pending before the Court.

     CORONET GROUP, INC. V. EUROPE CRAFT IMPORTS, INC.: Coronet has sued Europe Craft Imports, Inc., a wholly-owned subsidiary of the Company, in the Supreme Court of the State of New York, County of New York, claiming that Europe Craft breached a license agreement as Licensor of the Members Only trademark to Coronet, and seeking damages in the amount of approximately $1,000,000. Europe Craft has counterclaimed for unpaid future royalties under the agreement and intends to vigorously dispute Coronet's claims. Discovery is complete and the Company intends to move for summary judgement.

     CAMPERS WORLD  INTERNATIONAL,  INC. V. PERRY ELLIS  INTERNATIONAL  AND ARIS
INDUSTRIES, INC.: Campers World instituted an action in the United States District Court for the Southern District of New York in January 2002 against Perry Ellis International, Inc. ("PEI") and the Company. The complaint alleges that Campers World purchased approximately 460,000 pairs of PEI jeans from Aris for approximately $4,600,000 and subsequently sold those jeans to Costco. PEI thereafter informed Costco that the sale by Campers World to it was an unauthorized use of PEI's trademarks and that Aris was not authorized to sell the jeans to Campers World or to permit it to allow Campers World to sell jeans to Costco. Campers World seeks return of the purchase price and other damages from Aris. PEI has also asserted a cross-claim against Aris and its subsidiaries and Arnold Simon alleging that Aris violated various license agreements regarding PEI's trademarks. Aris has answered the Campers World complaint denying the material allegations. In particular, Aris denies that it made the sale to Campers World that is the subject of its complaint. Aris has yet to answer PEI's cross-claim. Aris currently intends to vigorously defend the main action and cross-claim and has recently filed a motion for summary judgement to dismiss the trademark infringement claims brought by PEI.

     MELVILLE REALTY COMPANY, INC.V XOXO, EUROPE CRAFT IMPORTS AND ARIS, AS SUCCESSORS TO LOLA INC. Melville instituted an action in the Supreme Court of the State of New York, County of New York claiming that the Company is liable on an alleged guaranty by Lola, Inc. on rent obligations of 8-3 Retailing Inc. ("8-3"), a subsidiary of Aris, pertaining to a sublease of a retail store at 732 Broadway, New York, New York. This action does not allege an acceleration of rent obligations. This action seeks compensatory damages of $391,964, along with sums "to become due pursuant to the terms of the Sublease". This litigation is being vigorously defended.

     426 WEST BROADWAY ASSOCIATES, L.P. V ARIS, 8-3, XOXO, 8-3 D/B/A XOXO, LOLA, INC., XOXO OUTLETS INC., 8-3 A/K/A 8-3 RETAIL INC. A/K/A XOXO, ECI, XOXO CLOTHING COMPANY, IN.

426 West Broadway Associates instituted an action in the Supreme Court of the State of New York, County of New York claiming rent arrears on a retail store located at 426 West Broadway, New York, New York. This action seeks compensatory damages in the sum of $177,127 with interest from 2/1/02, and compensatory damages on a claim of "anticipatory breach of lease agreement" (however, this is alleged in lieu of a claim for accelerated rent, which the lease does not contain or provide for as a remedy). This litigation is being vigorously defended.

     BEK TEKSTIL has sued Aris and its subsidiaries allegedly for the nonpayment of certain merchandise that it claims Aris wrongfully refused to accept and/or pay for. The Company intends to defend the action on the grounds that it has no evidence of having received the merchandise.

     HITCH & TRAIL, INC. ET AL. have commenced an action against the Company in the State Supreme Court for the County of New York, all of which have been consolidated, seeking an aggregate of approximately $250,000 for merchandise allegedly delivered to the Company and for commissions in connection therewith. The Company intends to defend the action on the grounds that it has no evidence of having received the merchandise in question.

     NORWOOD COLLECTION L.P. has commenced an action against the Company seeking approximately $92,000 it allegedly forwarded to the Company as an advance payment for Brooks Brothers Golf merchandise. The Company contends that Grupo Xtra of New York, Inc.sold the goods directly to Norwood and deposited such check without producing the goods at issue or delivering them to Norwood. The Company intends to defend the claims on that basis.

     SANDY ALEXANDER INC. has commenced an action in the United States District Court for the District of New Jersey, as Assignor of claims by Media Options for approximately $200,000 (including interest and late penalties) that it claims is owed by XOXO. The Company acknowledges that approximately $41,000 may be due, but disputes the balance.

     CORPORACION FABRIL has commenced an action against the Company in the United States District Court for the Southern District of New York seeking $146,431.50 for the delivery of merchandise it claims the Company did not pay for. The Company intends to defend the action on the basis that it has no evidence of having received the goods in question.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2002.

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


                                           HIGH               LOW
2001     First Quarter                   $0.7500            $0.3300
         Second Quarter                   0.5000             0.3100
         Third Quarter                    0.4500             0.2100
         Fourth Quarter                   0.3700             0.1500
2002     First Quarter                   $0.4500            $0.2200
         Second Quarter                   0.4500             0.1200
         Third Quarter                    0.2200             0.1200
         Fourth Quarter                   0.2000             0.0700

     There were approximately 3,545 shareholders of record as of March 15, 2003.

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

     In March 2001, in settlement of a disputed claim with Tarrant Apparel Group, Inc., the Company issued 1,500,000 shares of its common stock to Tarrant, with a value of $1,050,000. The Company agreed that, in the event the market value of such shares as of December 31, 2001 was less than $3,300,000, the Company would (x) pay to Tarrant in cash an amount, or (y) issue to Tarrant additional shares of common stock having a share value, equal to the difference between $3,300,000 and the greater of the share value as of December 31, 2001 and $1,050,000. In February, 2002, the Company issued 6,617,647 shares of its common stock in full satisfaction of its obligation under pursuant to the Agreement. The issuance of shares to Tarrant was exempt from registration under
Section 4(2) of the Securities Act as a transaction not involving a public offering.

ITEM 6.   SELECTED FINANCIAL DATA

                    (IN THOUSANDS EXCEPT FOR PER SHARE DATA)

==============================================================================================================================
                                             Year Ended       Year Ended       Year Ended       Year Ended       Year Ended
----------------------------------------- ---------------- ---------------- ---------------- ---------------- ----------------
                                              12/31/02         12/31/01         12/31/00       12/31/99(1)        12/31/98
----------------------------------------- ---------------- ---------------- ---------------- ---------------- ----------------
Net sales                                      $3,343          $46,808          $199,439         $175,359         $127,680
----------------------------------------- ---------------- ---------------- ---------------- ---------------- ----------------
(Loss) income before extraordinary items      (13,714)         (5,432)          (36,480)         (10,583)          (4,250)
----------------------------------------- ---------------- ---------------- ---------------- ---------------- ----------------
Net (loss) income                             (13,714)        (3,434)(2)        (36,480)         (10,583)          (3,728)
----------------------------------------- ---------------- ---------------- ---------------- ---------------- ----------------
Net (loss) earnings per share
before extraordinary items - basic             (.15)            (.07)            (.46)            (.19)            (.29)
----------------------------------------- ---------------- ---------------- ---------------- ---------------- ----------------
Net (loss) earnings per share
before extraordinary items - diluted           (.15)            (.07)            (.46)            (.19)            (.29)
----------------------------------------- ---------------- ---------------- ---------------- ---------------- ----------------
Net (loss) earnings per share - basic          (.15)            (.04)            (.46)            (.19)            (.25)
----------------------------------------- ---------------- ---------------- ---------------- ---------------- ----------------
Net (loss) earnings per share - diluted        (.15)            (.04)            (.46)            (.19)            (.25)
----------------------------------------- ---------------- ---------------- ---------------- ---------------- ----------------
Total assets                                   38,336           48,696          100,209          106,117           77,332
----------------------------------------- ---------------- ---------------- ---------------- ---------------- ----------------
Long-term debt                                 7,500            7,500            5,242            14,342           16,438
----------------------------------------- ---------------- ---------------- ---------------- ---------------- ----------------
Working capital/(deficit)                     (35,243)         (28,334)         (33,283)          7,419             9,551
----------------------------------------- ---------------- ---------------- ---------------- ---------------- ----------------
Stockholders' equity (deficiency)             (7,800)           1,177            3,486            39,251           14,092
==============================================================================================================================

1. Includes results of operations and assets and liabilities of XOXO from its acquisition on August 10, 1999.

2.   Includes  loss  of  $1,272,000   related  to  the  Company's  retail  store
     operations. The Company closed three of its four retail store locations in the first quarter of 2002.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements, including the notes thereto, and the "Selected Financial Data" included on this page, and pages F-1 through F-29, respectively, of this Annual Report.

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

SUMMARY OF CRITICAL ACCOUNTING POLICIES

USE OF ESTIMATES

     The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures relating to contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. The most significant estimates relate to the recoverability of long-lived assets, valuation allowances on deferred tax assets and estimates of future lease obligations. Actual results could differ from those estimates.

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

     The Company closed three of its four full price XOXO retail stores in the first quarter of fiscal 2002. The Company recorded an impairment charge of $441,000 on write-downs of property and equipment at the closed locations. The Company also recorded a goodwill impairment charge of approximately $412,000 related to the store closings. In 2001, the Company recorded an impairment charge of $242,000 on leasehold improvements with respect to former office spaces which are currently being sub-leased out. Estimated future cash flows related to these premises indicated that the net assets are not recoverable. The Company also recorded an impairment charge of $220,000 which represented the net book value of various computer and other equipment that has become idle as a result of the transition of the Company into a licensing and brand management business.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets". The Company has adopted the provisions of SFAS 142 effective January 1, 2002. Under SFAS 142, goodwill and other intangible assets with indefinite useful lives are no longer systematically amortized. Instead such assets will be subject to reduction when their carrying amounts exceed their estimated fair values based on impairment tests that will be made at least annually. SFAS 142 also required the Company to complete a transitional goodwill impairment test six months from the date of adoption. Based on expected cash flows under the Adamson and other license agreements, the Company does not expect to incur goodwill and other intangible asset impairment charges associated with the adoption of this statement other than the $0.4 million charge taken in the first quarter of 2002 related to the closing of the retail stores. In accordance with SFAS 142 the Company recently had an independent appraisal of its goodwill and it was determined that no impairment currently exists. However, no assurance can be given that a potential future impairment charge will not be required and the Company will re-appraise its goodwill in 2003. Had SFAS 142 been effective for the years ended December 31, 2001 and 2000, the application of the non- amortization provisions of the statement would have reduced the Company's net loss by $1,809,000 and $1,868,000, respectively. In addition, in August 2001, FASB issued

SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Among other things, SFAS 144, provides guidance on the implementation of previous pronouncements related to when and how to measure impairment losses and how to account for discontinued operations. SFAS 144 had no material impact on the Company's financial position, results of operations or cash flows.

BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses for the three year period ended December 31, 2002. As of December 31, 2002, the Company had a working capital deficit of $35,243,000 and was not in compliance with certain covenants contained in its credit facilities. On January 18, 2002, the Company entered into a Forbearance Agreement with its lenders that indicated that they have no current intention to take action with respect to such non-compliance but have not waived the covenant violations. On February 25, 2003, the Company received a letter from its lenders that indicated that they have no current intention to take action with respect to such non-compliance but have not waived the covenant violations. As of March 15, 2003, the Company has not made its January 1, 2003, term loan payment aggregating $500,000.

     The Company plans to finance its operations in 2003, through (i) royalties which the Company is due under the Adamson license agreement based on a percentage of net sales, (ii) minimum royalties of $4,229,000 from its other licensees, (iii) negotiation of extended payment term of existing finance agreements and (iv) continued negotiated settlements with its other creditors.

     The Company believes that its financing plan will be sufficient at least through December 31, 2003, to sustain its operations as a licensing and brand management business and to payoff indebtedness under the credit facility and the term loan. However, there can be no assurance that the timing of cash receipts to be realized from working capital and operations will be sufficient to meet obligations as they become due. These factors raise substantial doubt about the entity's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2002, the Company had a working capital deficit of approximately $35,243,000 compared to a working capital deficit of approximately $ 28,334,000 at December 31, 2001. The increase in the working capital deficit was due to the default by Grupo under its license agreement which resulted in the Company not receiving approximately $1,000,000 in license royalties and writing off approximately $1,959,000 in operating expense reimbursements. In addition, the Company recorded charges aggregating $2,959,000 in fiscal 2002, consisting of an accrual of approximately $2,510,000 for 2002 and 2003 rent, an additional $493,000 of lease termination costs relating to the 2000 restructuring reserve, property and equipment write-downs of approximately

$441,000 and goodwill impairment charges of approximately $412,000 for retail stores closed during the first quarter offset partially by a recovery of $895,000 in lease termination costs and other accrued rent in connection with the settlement with the Company's former landlord at 1411 Broadway. During this period, the Company financed its working capital requirements principally through licensing revenue from Adamson, Grupo and the Company's other licensees along with additional loans from its chief executive officer.

     In April 2002, the Company terminated its license agreement with Grupo and shortly thereafter Grupo filed for bankruptcy protection under Chapter XI of the Bankruptcy Code. On April 25, 2002, Judge E. Robles of the United States
Bankruptcy Court, Central District of California, terminated the Trademark License Agreement and ordered Grupo to immediately discontinue all use of trademark bearing XOXO(R) , Baby Phat(R), Brooks Brothers Golf(R), Fragile(R) and Members Only(R). Following the effectiveness of the termination of the Grupo Agreement, the Company reached an agreement with Adamson Apparel, Inc. ("Adamson"), where the majority stockholder is the Company's chief executive officer, to license from the Company and its subsidiaries the XOXO(R), Members Only(R) and Baby Phat(R) trademarks that had been previously licensed by Grupo. The royalty due from Adamson is based on a percentage of net sales. The Company has been informed that Adamson purchased from Grupo's lender all of Grupo's inventory of XOXO(R) and Baby Phat(R) apparel and also purchased from the lender Grupo's order file. On July 19, 2002, Grupo's filing was converted to a Chapter VII

     On January 18, 2002, the Company entered into a forbearance agreement with CIT as agent for the lenders under the Company's Financing Agreement. Under the terms of the forbearance agreement the following occurred; (i) the Company received $3,000,000 from Grupo of which $2,500,000 was applied against the revolving line of credit and the remaining $500,000 was applied against the term loan, (ii) the Company is required to reduce the balance of the revolving credit facility and certain other amounts due the lenders on a monthly basis through July 31, 2002 at which time the balances were to be repaid in full. If the outstanding balance of the revolving credit facility and certain other amounts due the lenders at the end of any month exceeds the required monthly ending balance, as defined in the forbearance agreement, the Company has fifteen days to cure the excess principal before its lenders will take action against the Company, (iii) the Company was required to make installments of $500,000 on April 1 and July 1, 2002 and the remaining balance was due on October 31, 2002 and (iv) the Company's chief executive officer agreed to extend the $3,000,000 personal guaranty to remain in effect until all obligations under the forbearance agreement are paid in full. The Company did not make the April 1, 2002, term loan payment. The Company and CIT negotiated an amendment of the forbearance agreement to extend the payout period for the Company's revolving line of credit and term loan. In conjunction with these negotiations the Company, on May 10, 2002, paid the $500,000 quarterly term loan payment which was originally due on April 1, 2002. In addition, the Company verbally agreed to pay the lenders $200,000 at the end of each month to reduce its revolving line of credit balance. The balance due under the revolving line of credit as of December 31, 2002 was $456,000. The Company also made its term loan payments in the amount of $500,000, due July 1 and October 1, 2002. The balance due under the Company's term loan after these payments was $4,000,000. On November 6, 2002 the Company received an additional extension of the forbearance. Under the terms of the extension the Company has agreed to; (i) continue to make monthly payments of $200,000 against its revolving line of credit, (ii) make principal payments of $500,000 against its term loan on January, April and July 1 of 2003 with the remaining balance due July 31, 2003 and (iii) continue to make monthly payments against certain other amounts due the lenders. The Company failed to make the term loan payment due January 1, 2003. On February 25, 2003, the Company received notification from its lenders that they would not take any action despite the failure to make the payment.

     The obligations under the Financing Agreement are collateralized by substantially all of the assets of the Company. The Financing Agreement contains various financial and other covenants and conditions, including, but not limited to, limitations on paying dividends, making acquisitions and incurring additional indebtedness.

     The Company was not in compliance, as of December 31, 2002 and 2001, with certain covenants contained in its loan agreements. The Company's lenders, under the January 18, 2002 and February 25, 2003 forbearance agreements, have indicated that they have no current intention to take action with respect to such non-compliance but have not waived the covenant violations.

     The Company's chief executive officer has personally guaranteed $3 million of indebtedness outstanding under the Financing Agreement. This guaranty, which initially was to expire on December 6, 2000, has been extended until the loans are repaid in full.

     As a result of the Adamson Agreement, the Company no longer needed financing to purchase inventory or to finance future accounts receivable. During 2002, the Company reduced its revolving line of credit from $4,485,000 to $456,000 through the revenue generated under its license agreements and the sale of inventory to Grupo pursuant to the Grupo Agreement. As of March 1, 2003, the revolving line of credit has been further reduced to $87,000.

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


     The Company's indebtedness consists, in part, of its obligations to BNY Financial Corporation ("BNY") under the Series A Junior Secured Note Agreement dated June 30, 1993, pursuant to which BNY is owed $5,642,000, as of December 31, 2002. On October 23, 2001, the Company received a forbearance from BNY relating to the $1,100,000 principal payment due November 5, 2001. Under the terms of the forbearance, the Company paid BNY $500,000 in principal along with the normally scheduled interest payment on November 5, 2001 and received a deferral until March 3, 2002 on the balance of $600,000 principal due. On February 21, 2002, the Company received a further forbearance on the $600,000 principal payment that was due on March 3, 2002. BNY agreed to defer this principal amount as follows; $50,000 due on July 1, 2002; $100,000 due on July 31, 2002 and $450,000 due on September 3, 2002. The Company paid the principal payments due on July 1 and July 31, 2002. On August 29, 2002, the Company and BNY agreed to defer $400,000 of the $450,000 principal payment due on September 3, 2002, until November 3, 2002. The Company paid the $50,000 due September 3, 2002 and is current in its interest payments through October 31, 2002. On October 31, 2002, the Company received a forbearance on the balance of BNY's Note, $5,642,000, until December 2, 2002. On January 31, 2003, BNY agreed to defer payment on the note until February 28, 2003 (the "Deferral Date"). As of the date of this report the Company is continuing to negotiate with BNY but has not received any further deferrals from BNY. Although BNY has indicated a willingness to work with the Company, there can be no assurance that BNY will agree to any such restructuring.

     The Company plans to finance its operations in 2003, through (i) royalties which the Company is due under the Adamson license agreement based on a percentage of net sales, (ii) minimum royalties of $4,229,000 from its other licensees, (iii) negotiation of extended payment term of existing finance agreements and (iv) continued negotiated settlements with its other creditors. The Company believes that this financing plan in conjunction with a refinancing of its term loan, Series A Junior Secured Note and the KC Convertible Debentures will be sufficient, at least through December 31, 2003, to sustain its operations as a licensing and brand management business and to payoff indebtedness under the credit facility and the term loan. However, there can be no assurance that the timing of cash receipts to be realized from working capital and operations will be sufficient to meet obligations as they become due. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


     CAPITAL  EXPENDITURES.  By  virtue  of  the  change  in the  nature  of the
Company's   operations,   the  Company's  capital  expenditures  for  2002  were
immaterial.

RESULTS OF OPERATIONS:

2002 COMPARED TO 2001

     The Company reported a net loss of $13,714,000 for the twelve months ended December 31, 2002 compared to a net loss of $3,434,000 for the twelve months ended December 31, 2001. The Company's loss was partly attributable to the default by Grupo of its license agreement and the closing by the Company of three retail store locations. As a result of the default by Grupo the Company did not receive approximately $1,000,000 in license royalties and wrote off approximately $1,959,000 in operating expense reimbursements and incurred $1,023,000 in charges that were Grupo's direct obligation. In addition, the Company recorded restructuring and impairment charges aggregating $2,959,000 in 2002, consisting of (i) an accrual of approximately $2,510,000 for 2002 and 2003 rent on the Company's three closed retail stores, (ii) property and equipment write-downs of approximately $441,000, (iii) goodwill impairment charges of approximately $412,000, (iv) offset by a net favorable reversal of $404,000 of a previously recorded restructuring reserve under a settlement agreement with the landlord of the Company's premises at 1411 Broadway in New York. The Company was also required to record non-cash charges in the amount of $2,400,000 relating to the issuance of 20,000,000 shares of the Company's common stock to two unrelated third parties as consideration for their making an investment in Adamson. The management of the Company believes that this was vital to the success of Aris.

     The Company's loss in 2001 was, in part, attributable to a loss of $1,272,000 related to its retail store operations. In January 2002 the Company implemented a plan to close three of its four retail store locations , which were unprofitable. In addition, the Company's loss was attributable to phase-out costs associated with the consolidation of its facilities, reduction of its workforce and legal expenses incurred as the Company continues its negotiated settlements with its vendors, offset by reversals aggregating approximately $5,600,000 of restructuring and inventory reserves related to previously reserved inventory that was subsequently sold to Grupo at original cost and by significant reduction of interest expense as the result of the Company's paying down its revolving credit facility from $38,679,000 at December 31, 2000 to $4,485,000 at December 31, 2001 along with a series of reductions in the prime lending rate.

     REVENUES.

SALES TO CUSTOMERS

     The Company's net sales to customers decreased from $28,441,000 during the twelve months ended December 31, 2001 to $3,343,000 during the twelve months ended December 31, 2002. In 2002 the only sales to customers were made through the Company's full price XOXO retail stores and its internet site. The decrease of $25,098,000 was attributable to the nature of the Company's business operation as a licensing business in fiscal 2002 as compared to the transition from a manufacturing and wholesaling business to a licensing during the twelve months ended December 31, 2001.

SALES TO LICENSEE

     Sales to licensee in the amount of $18,367,000 during the twelve months ended December 31, 2001 represented the sales of inventory to Grupo, under Grupo's Agreement to purchase essentially all of the Company's March 1, 2001 inventory at cost.

ROYALTY INCOME

     The Company's royalty income decreased from $11,389,000 during the twelve months ended December 31, 2001, to $9,557,000 for the twelve months ended December 31, 2002. This decrease was attributable to the default by Grupo which cost the Company approximately $1,000,000 in additional royalties which were due under the Grupo agreement. Additionally, this decrease was partly attributable to softness in the retail environment which has impacted royalties earned under the new Adamson license. The Company also wrote off royalty receivable as the result of a default by one of its XOXO licensees.

     GROSS PROFIT. Gross Profit for the twelve months ended December 31, 2002 was $10,761,000 or 83.4% of revenues compared to $24,728,000 or 42.0% of revenues for the twelve months ended December 31, 2001. Gross profit as a percentage of revenues for the twelve months ended December 31, 2002, represents a full year as a licensing and brand management business as compared to the twelve months ended December 31, 2001, during which the Company was in transition from a manufacturing and wholesaling business to a licensing and brand management business.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and Administrative expenses were $19,427,000 or 150.6% of revenue for the twelve months ended December 31, 2002 as compared to $28,071,000 or 47.7% of revenue for the twelve months ended December 31, 2001. Selling and Administrative expenses as a percentage of revenues for the twelve months ended December 31, 2002 have been adversely affected by the Grupo default. As a result of the default the Company was forced to write off receivables from Grupo for shared operating expenses and incurred $1,023,000 in charges that were Grupo's direct obligation. In addition, the Company was liable for excess royalties due under the Baby Phat license for 2001 which Grupo failed to pay in 2002. The total charge to the Company for these items was approximately $3,023,000 which, when combined with a $1,000,000 shortfall in minimum royalty income, resulted in the percentage of selling and administrative expenses to revenue being abnormally high. The Company also was required to record non-cash charges in the amount of $2,400,000 relating to the issuance of 20,000,000 shares of the Company's common stock to two unrelated third parties as consideration for their investment in Adamson. The management of the Company believes that this was vital to the success of Aris. Selling and administrative expenses as a percentage of revenue for the twelve months ended December 31, 2001, reflect the blended nature of the Company's business operations into a licensing and brand management business. Under the terms of the Grupo Agreement, effective March 1, 2001 Grupo assumed the majority of the Company's responsibilities for Selling and Administrative expenses except for expenses relating to the Company's corporate functions and costs incurred in the operation of the Company's New Bedford warehouse, which closed on June 22, 2001.


     RESTRUCTURING AND OTHER COSTS. The Company closed three of its four full price XOXO retail stores in the first quarter of fiscal 2002. As a result of the store closings, the Company recorded restructuring and impairment charges aggregating $2,959,000 during the twelve months ended December 31, 2002, consisting of (i) an accrual of approximately $2,510,000 for 2002 and 2003 rent on the Company's three closed retail stores, (ii) property and equipment write-downs of approximately $441,000, (iii) goodwill impairment charges of approximately $412,000, (iv) offset by a net favorable reversal of $404,000 of a previously recorded restructuring reserve under a settlement agreement with the landlord of the Company's premises at 1411 Broadway in New York

     During the twelve months ended December 31, 2001, the Company recognized a recovery of approximately $1,679,000 of restructuring charges that were accrued in the fourth quarter of 2000 relating to the remaining rent due under the Company's lease of its New Bedford, Massachusetts warehouse. Under the terms of the settlement agreement reached with its landlord, the Company was released from all obligations under the lease in exchange for cash payments of $850,000.


     INTEREST EXPENSE. Interest expense for the twelve months ended December 31, 2002 was $2,086,000 as compared to $3,215,000 for the twelve months ended December 31, 2001. This decrease was primarily attributable to the continuing reduction in borrowings under the Company's financing agreement along with reductions in the prime lending rate.

     AVAILABILITY OF NET OPERATING LOSS CARRYFORWARDS. The Company had approximately $113,000,000 of net operating loss carryforwards ("NOL") at December 31, 2002. The NOL's expire in varying amounts between 2005 and 2022. As a result of the change in control of the Company in 1999, the utilization of approximately $57,000,000 of these NOL's are limited by Section 382 of the Internal Revenue Code to approximately $1,500,000 annually for five years. Accordingly, the Company expects that a significant portion of these NOL's will expire. The remaining NOL's were incurred subsequent to the Simon Purchase Transaction and are not subject to the limitation.

2001 COMPARED TO 2000

The Company reported a net loss of $3,434,000 for the twelve months ended December 31, 2001 compared to a net loss of $36,480,000 for the twelve months ended December 31, 2000. The Company's loss was, in part, attributable to a loss of $1,272,000 related to its retail store operations. In January 2002 the Company implemented a plan to close three of its four retail store locations , which were unprofitable, and will take a charge in the first quarter of 2002. In addition, the Company's loss was attributable to phase-out costs associated with the consolidation of its facilities, reduction of its workforce and legal expenses incurred as the Company continues its negotiated settlements with its vendors, offset by reversals aggregating approximately $5,600,000 of restructuring and inventory reserves related to previously reserved inventory that was subsequently sold to Grupo at original cost and by significant reduction of interest expense as the result of the Company's paying down its revolving credit facility from $38,679,000 at December 31, 2000 to $4,485,000 at December 31, 2001 along with a series of reductions in the prime lending rate.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     QUARTERLY FINANCIAL DATA.

                 (UNAUDITED)(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                    Per Share
                                                                    ---------
Quarter         Total Revenues   Gross Profit   Net Income/(Loss)     Basic

2002
  First              $3,085         $2,479           $(5,658)       $(0.07)
  Second              3,172          2,849            (2,690)        (0.03)
  Third               3,149          2,816            (1,190)        (0.01)
  Fourth              3,494          2,617            (4,176)        (0.04)
                    -------        -------          --------
                    $12,900        $10,761          $(13,714)
                    =======        =======          ========
2001
  First             $28,728         $8,470           $(3,075)       $(0.03)
  Second             11,206          6,562               855          0.01
  Third               8,922          5,921               199          0.00
  Fourth             10,001          3,775            (1,413)        (0.02)
                    -------        -------          --------
                    $58,857        $24,728           $(3,434)
                    =======        =======          ========

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

     The Former Accountants' report on the Registrant's consolidated financial statements for the year ended December 31, 2000, did not contain any adverse opinion or disclaimer of opinion and was not qualified as to audit scope or accounting principles.

     During 2000 there were no disagreements between the Registrant and the Former Accountants on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures, nor were there any "Reportable Events" within the meaning of Item 304(a)(1)(iv) of Regulation S-K . Prior to its engagement as the Company's independent accountant, JHC had not been consulted by the Company with respect to the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on the Company's financial statements.

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


================================================================================
NAME                 AGE  POSITION
--------------------------------------------------------------------------------
Arnold H. Simon      57   Director, Chairman, Chief Executive Officer and
                          President of the Company.
--------------------------------------------------------------------------------
Debra Simon          46   Director.
--------------------------------------------------------------------------------
Howard Schneider     75   Director.
--------------------------------------------------------------------------------
Mark Weiner          48   Director.
--------------------------------------------------------------------------------
Paul Spector         60   Senior Vice President, Chief Financial Officer,
                          Treasurer and Secretary.
--------------------------------------------------------------------------------
Gregg Fiene          51   Vice Chairman and Director of the Company and Chief
                          Executive Officer of XOXO Clothing Company
--------------------------------------------------------------------------------
Steven Feiner        35   Director and President of XOXO.
================================================================================

     ARNOLD H. SIMON became Chairman of the Board of Directors and Chief Executive Officer of the Company, ECI and ECI Sportswear on February 26, 1999. From 1985 until December 1997, Mr. Simon was president of Rio Sportswear, Inc., and from 1994 until December 1997, he was President, Chief Executive Officer and a Director of Designer Holdings Ltd., which he founded. Mr. Simon has an aggregate of 31 years of experience in the apparel industry. Mr. Simon is the Managing Member of The Simon Group and has sole voting and investment power with respect to the shares of the Company owned by The Simon Group. Mr. Simon currently owns a majority of the membership interests in the Simon Group. Mr. Simon is married to Debra Simon.

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

     To the Company's knowledge, based solely on the Company's review of Forms 3 (Initial Statement of Beneficial Ownership of Securities), Forms 4 (Statement of Changes in Beneficial Ownership) and Forms 5 (Annual Statement of Changes in Beneficial Ownership) furnished to the

Company with respect to the fiscal year ended December 31, 2002, no persons failed to file any such form in a timely manner.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table presents the compensation paid to the Chief Executive Officer of the Company and the four most highly compensated executive officers of the Company as of December 31, 2002 who received compensation in excess of $100,000.

-------------------------- ----------- ----------------------------------------------------- ---------------- ------------------
                                                                                                Long-Term
                                                       Annual Compensation                     Compensation
-------------------------- ----------- ------------------- -------------- ------------------ ---------------- ------------------
                                                                                                Securities
                                                                                Other           Underlying
          Name and            Fiscal                                           Annual              Stock            All Other
     Principal Position        Year      Salary ($)           Bonus ($)     Compensation($)     Options (#)      Compensation($)
-------------------------- ----------- ------------------- -------------- ------------------ ---------------- ------------------
Arnold H. Simon,               2002            750,000           --           79,668(4)             --                   --
Chairman, Chief                2001            750,000           --          107,983(3)             --                   --
Executive Officer of the       2000            734,615           --          177,611(2)          1,250,000             52,275(1)
Company and President
-------------------------- ----------- ------------------- -------------- ------------------ ---------------- ------------------
Steven Feiner,                 2002          250,000(7)(8)                                          --
President of XOXO              2001          355,771(5)(6)                                          --
                               2000                 --                                            900,000
-------------------------- ----------- ------------------- -------------- ------------------ ---------------- ------------------
Gregg Fiene,                   2002            8,654(7)(8)                                          --
Vice Chairman, Chief           2001          230,768(6)          --                                 --
Executive Officer of           2000            749,996           --                               500,000
XOXO
-------------------------- ----------- ------------------- -------------- ------------------ ---------------- ------------------
        Paul Spector,          2002            200,000                                              --
Chief Financial Officer        2001            176,250                                            100,000
                               2000            155,000                                            25,000
-------------------------- ----------- ------------------- -------------- ------------------ ---------------- ------------------

(1) Represents pro rata share of premiums for a life insurance policy a portion of which Mr. Simon has the right to designate the beneficiary.

(2) Includes $147,775 in tax and accounting services and $29,836 in automobile expenses paid on behalf of Mr. Simon pursuant to his employment agreement.

(3) Includes $43,950 in tax and accounting services and $64,033 in automobile expenses paid on behalf of Mr. Simon pursuant to his employment agreement.

(4) Includes $79,668 in automobile expenses paid on behalf of Mr. Simon pursuant to his employment agreement.

(5)  Mr. Feiner became an employee of the Company on June 13, 2000.

(6)  Mr. Feiner and Mr. Fiene received $394,229 and $519,232,  respectively,  in
     salary  from  Grupo  in  connection  with  Grupo's   assumption  of  XOXO's
     operations

(7)  Mr. Feiner and Mr. Fiene received $134,617 and $201,922,  respectively,  in
     salary  from  Grupo  in  connection  with  Grupo's   assumption  of  XOXO's
     operations

(8) Mr. Feiner and Mr. Fiene received $340,389 and $510,574, respectively, in salary from Adamson in connection with Adamson's assumption of XOXO's operations

OPTION GRANTS

     The following table sets forth information regarding grants of stock options to the Named Executive Officers during the last fiscal year. No SARs were granted during the last fiscal year.

                                                                                               POTENTIAL REALIZABLE VALUE
                                                                                                 AT ASSUMED ANNUAL RATES
                                             % OF OPTIONS/       WEIGHTED                         OF STOCK APPRECIATION
                                             SARS GRANTED         AVERAGE                          FOR OPTION TERM ($)
                            OPTIONS/SARS     TO EMPLOYEES        EXERCISE      EXPIRATION      --------------------------
NAME                          GRANTED     DURING FISCAL YEAR    PRICE/SHARE       DATE         5% PER YEAR   10% PER YEAR
----                        ------------  ------------------    -----------    ----------      -----------   ------------
Arnold H. Simon                 --                --                 --            --               --            --
Paul Spector                    --                --                 --            --               --            --
Gregg Fiene                     --                --                 --            --               --            --
Steven Feiner                   --                --                 --            --               --            --

EXERCISED/UNEXERCISED STOCK OPTIONS AND FISCAL YEAR END OPTION VALUES

     The following table sets forth, with respect to the named Executive Officers of the Company, the fiscal year-end value as at December 31, 2002 of unexercised options, as well as options exercised by such executive officers during the 2002 Fiscal Year. All options referred to below were granted under the 1993 Stock Incentive Plan.

                                         AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                                     AND FY-END OPTION VALUES
                        Shares
                        Acquired                      Number of Securities Underlying       Value of Unexercised
                        on Exercise  Value Realized   Unexercised Options at FY-End (#)     In-the-Money Options at FY-End ($)
NAME                    (#)          ($)              Exercisable/Unexercisable             Exercisable/Unexercisable(1)
--------                ----------------------------------------------------------------    ----------------------------------
Arnold H. Simon              -0-            -0-                   2,250,000/ -0-                          $-0-/$-0-
Paul Spector                 -0-            -0-                   223,334/66,666                          $-0-/$-0-
Gregg Fiene                  -0-            -0-                   1,650,000/ -0-                          $-0-/$-0-
Steven Feiner                -0-            -0-                   1,800,000/ -0-                          $-0-/$-0-

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

EMPLOYMENT AGREEMENTS

     The Company has an employment agreement effective as of March 1, 1999 with Mr. Simon, pursuant to which Mr. Simon is to serve as chairman and chief executive officer of the Company and its subsidiaries. The term of the agreement was for three years, and was to expire on February 28, 2002. Mr. Simon's agreement has been extended through February 28, 2005. Pursuant to the agreement, Mr. Simon's base salary is $750,000 per annum, subject to annual review for increase (but not decrease) at the discretion of the Board. In addition, the agreement provides for annual bonuses equal to 2% of adjusted EBITDA if adjusted EBITDA is between $5 million and $10 million, and 3% of adjusted EBITDA if adjusted EBITDA is in excess of $10 million.

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

     The Company is party to an employment agreement with Joseph Purritano effective as of June 7, 1999, pursuant to which Mr. Purritano is to serve as Executive Vice President in charge of sales for the Company and its subsidiaries for a 3-year term expiring on June 6, 2002. Pursuant to the agreement, Mr. Purritano is to receive an annual base salary of $500,000 in the first year of the term, $550,000 per annum in the second year of the term, and $600,000 in the third year of the term. If the Company does not renew the Agreement, Mr. Purritano is entitled to receive his base salary for an additional year. In June 2002, the Company notified Mr. Purritano that it would not renew the Agreement. The Company and Mr. Purritano agreed that he would receive 50% of his base salary through June of 2003.

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

     In June, 2000, the Company entered into an employment agreement expiring February 28, 2003 with Steven Feiner to serve as Executive Vice President of the Company at an annual base salary of $150,000, subject to annual review, and an annual bonus equal to 1% of adjusted EBITDA if adjusted

EBITDA is between $5 million and $10 million, and 1.5% of adjusted EBITDA if adjusted EBITDA is in excess of $10 million. The Company has raised Mr. Feiner's salary to $750,000. The agreement was extended through February 28, 2005. The agreement entitles Mr. Feiner to terminate the agreement for a "good reason", which includes any diminution of his duties under the agreement, the Company's failure to perform its obligations under the agreement, or if there are certain changes of control. In the event the termination of Mr. Feiner is for good reason or if he is terminated without cause, Mr. Feiner is entitled to a lump sum payment in an amount equal to his highest annual base salary during the term of the agreement multiplied by 2.99 and a lump sum payment in an amount equal to the average bonus paid or payable to Mr. Feiner with respect to the then-immediately- preceding three fiscal years multiplied by 2.99

     Mr. Paul Spector, the Company's Senior Vice President and Chief Financial Officer, is contractually entitled to a severance payment if he is terminated by the Company for reasons other than cause. The severance payment will equal one-half of Mr. Spector's annual salary at the time of termination.

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


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Company's Compensation and Stock Option Committee (the "Committee") as of December 31, 2002 were Messrs. Simon, Schneider and Weiner. Other than Mr. Simon, neither Committee member was (i) during the twelve months ended December 31, 2002, an officer or employee of the Company or any of its subsidiaries or (ii) formerly an officer of the Company or any of its subsidiaries.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The table below sets forth the beneficial ownership of the Common Stock as of March 15, 2003 by persons who are either (i) beneficial owners of 5% or more of the Common Stock, (ii) named executive officers or directors of the Company, and (iii) and all executive officers and directors as a group.


================================================================================
      Name and Address                              Shares of            Percent
   of Beneficial Owner (1)                         Common Stock         of Class
------------------------------------------------- ------------------- ----------
Arnold Simon                                       44,745,045(2)(3)       39.1%
463 Seventh Avenue
New York, New York 10018
--------------------------------------------------------------------------------

================================================================================
      Name and Address                              Shares of            Percent
   of Beneficial Owner (1)                         Common Stock         of Class
------------------------------------------------- ------------------- ----------
Apollo Aris Partners, L.P.                         16,818,806(3)          14.7%
AIF, L.P.
c/o Apollo Advisors, L.P.
Two Manhattanville Road
Purchase, New York 10577
------------------------------------------------- ------------------- ----------
John S. Scaduto                                    10,000,000              8.7%
1700 Beacon Lane
Point Pleasent, N.J. 08742
------------------------------------------------- ------------------- ----------
National Retail Systems Inc.                       10,000,000              8.7%
2820 16th Street
North Bergen, N.J. 07047
------------------------------------------------- ------------------- ----------
Paul Spector                                          223,334(5)            *
463 Seventh Avenue
New York, New York 10018
------------------------------------------------- ------------------- ----------
Gregg Fiene                                         4,510,000(5)           3.9%
6000 Sheila Street
Commerce, CA 90040
------------------------------------------------- ------------------- ----------
Debra Simon                                           100,000(5)(6)         *
463 Seventh Avenue
New York, NY 10018
------------------------------------------------- ------------------- ----------
Howard Schneider                                      100,000(5)            *
Schneider Schechter & Yoss
1979 Marcus Avenue, Suite 232
Lake Success, NY 11042
------------------------------------------------- ------------------- ----------
Mark Weiner                                           100,000(5)            *
Weingeroff Enterprises
1 Weingeroff Boulevard
Cranson, RI 02910
------------------------------------------------- ------------------- ----------
Tarrant Apparel Group                               8,117,647              7.1%
3151 East Washington Blvd.
Los Angeles, Ca. 90023
------------------------------------------------- ------------------- ----------
Steven Feiner                                       1,800,000(5)           1.6%
6000 Sheila Street
Commerce, CA 90040
------------------------------------------------- ------------------- ----------
All persons who are executive officers or          51,578,379(5)           45.0
directors of the Company, as a group (7 persons)
================================================================================

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

     (5) Includes options to purchase the following numbers of shares of Common Stock of the Company under the 1993 Stock Incentive Plan which are exercisable or will become exercisable within 60 days: Paul Spector (223,334), and Gregg Fiene (1,650,000), Debra Simon (100,000), Howard
          Schneider (100,000), Mark Weiner (100,000) and Steven Feiner (1,800,000).

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

     During 2001, the Company had sales of approximately $828,000 to Humane, Inc., a company wholly owned by Steven Feiner. As of December 31, 2002 and 2001, the Company had receivables from Humane of $375,000 and $828,000, respectively.

     During 2000 and continuing to the present, Mr. Simon has guaranteed $3 million of the Company's indebtedness to its principal lender under its financing agreement.

     During 2000, the Company had sales of approximately $14,286,000 to Humane, Inc. In addition, Humane acted as agent for the Company in connection with sales of certain of the Company's products to retailers in the United States. As of December 31, 2000, the Company had receivables from Humane of $787,000 and incurred commissions of $572,259 during 2000.

     As of December 31, 2002, the Company had trade payables of $996,566 to its chief executive officer, $99,862 to Humane, Inc. and $40,400 to Schneider, Schecter and Yoss.

     In late January 2001, Mr. Simon loaned the Company $2,000,000. During the first half of 2002 Mr. Simon made additional loans to the Company totaling $1,500,000. All of the loans bears interest at prime plus 1/4% per annum and are repayable upon demand by Mr. Simon.

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

ITEM 14.  CONTROLS AND PROCEDURES

As of December 31, 2002 an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-14(c)and 15d-14(C) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a)       The following documents are filed as part of this report:

     1.   Financial Statements and Independent Accountants' Report PAGE

          Report of Independent Public Accountants ..........................F-1

          Report of Independent Public Accountants .........................F-1A

          Financial Statements:

          Consolidated Balance Sheets as of
          December 31, 2002 and 2001.........................................F-2

          Consolidated Statements of Operations for the Years Ended
          December 31, 2002, 2001 and 2000...................................F-3

          Consolidated Statements of Stockholders' Equity (Deficiency)
          for the Years Ended December 31, 2002, 2001 and 2000...............F-4

          Consolidated Statements of Cash Flows for the Years Ended
          December 31, 2002, 2001 and 2000...................................F-5

          Notes to Consolidated Financial Statements.........................F-7

     2.   Financial Statement Schedule

          The following financial statement schedule should be read in conjunction with the consolidated financial statements in Item 8 of this Annual Report on Form 10-K:

          Schedule II-      Valuation and Qualifying
                            Accounts.........................................S-1

          All other  schedules  are omitted  because they are not  applicable or
          because  the  required   information  is  included  in  the  financial
          statements or notes thereto.

(b)       REPORTS ON FORM 8-K

     There were none filed during the fourth calendar quarter ended December 31, 2002.

(c) INDEX TO EXHIBITS


                                                              Filed as Indicated
Exhibit No.                                Description       Exhibit to Document
-----------                                -----------          Referenced in
                                                                 Footnote No.
                                                                 ------------

    3.3        Restated Certificate of Incorporation filed           (3)
               on June 30, 1993

    3.4        Amended and Restated By-Laws effective June           (3)
               30, 1993

    3.5        Amendment to the Restated Certificate of              (20)
               Incorporation filed with the Secretary of State on July 29, 1999

    3.6        Amendment to the Restated Certificate of              (21)
               Incorporation filed with the Secretary of State in January 2001

   10.67       Series A Junior Secured Note Agreement dated          (3)
               as of June 30, 1993 between Registrant and BNY Financial Corporation.

   10.68       Series A Junior Secured Note dated as of              (3)
               June 30, 1993 issued by Registrant to BNY
               Financial Corporation.

   10.72       Secondary Pledge Agreement dated as of                (3)
               June 30, 1993 between Registrant, BNY
               Financial Corporation and AIF II, L.P.

   10.81       Form of Indemnification Agreement dated as of         (3)
               June 30, 1993 between Registrant and each member of Registrant's Board of Directors.

   10.99       Warrant dated September 30, 1996 issued by            (10)
               Aris Industries, Inc. to Heller Financial, Inc.

  10.111       Securities Purchase Agreement, dated as of            (17)
               February 26, 1999, between Aris Industries,
               Inc., Apollo Aris Partners, L.P., AIF, L.P.,
               The Simon Group, L.L.C. and Arnold Simon.

  10.112       Shareholders Agreement, dated as of                   (17)
               February 26, 1999, between Aris Industries,
               Inc., Apollo Aris Partners, L.P., AIF, L.P.,
               The Simon Group, L.L.C. and Charles S. Ramat.

  10.113       Equity Registration Rights Agreement, dated           (17)
               as of February 26, 1999, between Aris
               Industries, Inc., Apollo Aris Partners, L.P.,
               AIF, L.P., The Simon Group, L.L.C. and
               Charles S. Ramat.

                                                              Filed as Indicated
Exhibit No.                                Description       Exhibit to Document
-----------                                -----------          Referenced in
                                                                 Footnote No.
                                                                 ------------

   10.115      Financing Agreement dated February 26, 1999            (18)
               by and among the Company and its Subsidiaries and CIT Commercial Group, Inc. and the other
               Financial Industries named therein.

   10.116      Agreement and Plan of Merger dated July 19,            (19)
               1999 by and among Aris Industries, Inc., XOXO
               Acquisition Corp. and Lola, Inc. and its shareholders ("Agreement and Plan of
               Merger"). The exhibits and schedules to the Agreement and Plan of Merger are listed on the last page of such Agreement. Such exhibits and schedules have not been filed by the Registrant, who hereby undertakes to file such exhibits and schedules upon request of the Commission.

   10.117      Amendment No. 1 to Agreement and Plan of               (19)
               Merger.

   10.118      Employment Agreement by and among the                  (19)
               Registrant, Europe Craft Imports, Inc., ECI
               Sportswear, Inc., XOXO and Gregg Fiene, dated
               August 10, 1999.

   10.119      Employment Agreement by and among the                  (19)
               Registrant, ECI, ECI Sportswear, Inc., XOXO and Gregg Fiene, dated August 10, 1999.

   10.120      Shareholders' Agreement by and among the               (19)
               Registrant, The Simon Group, LLC, Gregg
               Fiene, Michele Bohbot and Lynne Hanson, dated
               August 10, 1999.

   10.121      Amendment No. 2 to Financing Agreement by and          (19)
               among Aris Industries, Inc., Europe Craft
               Imports, Inc., ECI Sportswear, Inc., Stetson
               Clothing Company, Inc., XOXO; the Financial
               Institutions from time to time party to the Financing Agreement, as Lenders; and The CIT
               Group/Commercial Services, Inc. as Agent, dated August 10, 1999.

  10.122**     Amended and Restated 1993 Stock Option Plan            (16)

  10.123**     Employment Agreement with Steven Feiner                (21)

   10.125      Agreement between the Company and certain of           (21)
               its subsidiaries and Grupo Xtra dated
               January, 2001

                                                              Filed as Indicated
Exhibit No.                                Description       Exhibit to Document
-----------                                -----------          Referenced in
                                                                 Footnote No.
                                                                 ------------

  10.126       Form Securities Purchase Agreement Dated as            (21)
               of February, 2001 between the Company and KC
               Aris Fund I, L.P.

  10.127       Trademark License Agreement Adamson Apparel,           (22)
               Inc.

    21.        List of Subsidiaries                                   (20)

    23.        Consent of J.H Cohn LLP                                (23)

   23.1        Consent of PricewaterhouseCoopers LLP                  (23)

   99.1        Certification under Section 906 of the                 (23)
               Sarbanes/Oxley Act

   99.2        Certification under Section 906 of the                 (23)
               Sarbanes/Oxley Act

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

(23)           Filed herewith

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

                                     ARIS INDUSTRIES, INC.


                                     By:/S/ ARNOLD H. SIMON
                                         Arnold H. Simon
                                         Chairman and
                                         Chief Executive Officer

                                     By: /S/PAUL SPECTOR
                                         Paul Spector
                                         Senior Vice President
                                         Chief Financial Officer

                                     By: /S/VINCENT F. CAPUTO
                                         Vincent F. Caputo
                                          Principal Accounting Officer

Date: March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/S/ARNOLD SIMON                                                   March 31, 2003
-------------------------------------
Arnold Simon, Chairman of the Board
and Chief Executive Officer; Director


/S/STEVEN FEINER                                                  March 31, 2003
-------------------------------------
Steven Feiner, Director


/S/GREGG FIENE                                                    March 31, 2003
-------------------------------------
Gregg Fiene, Director


/S/DEBRA SIMON                                                    March 31, 2003
-------------------------------------
Debra Simon, Director


/S/HOWARD SCHNEIDER                                               March 31, 2003
-------------------------------------
Howard Schneider, Director


/S/MARK WEINER                                                    March 31, 2003
-------------------------------------
Mark Weiner, Director

                                 CERTIFICATIONS

     In connection with the Annual Report of Aris Industries, Inc. (the "Company") on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Arnold Simon Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  I have reviewed the report;

(2) To the best of my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading:

(3) To the best of my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented in the Report;

(4)  I:

     (a)  am responsible for establishing internal controls;

     (b) have designed such internal controls to ensure that material information relating to the Company is made known to me, particularly during the period of January 1, 2002 through December 31, 2002;

     (c) have evaluated the effectiveness of the Company's internal controls as of a date within 90 days prior to the Report; and

     (d) have presented in the Report my conclusions about the effectiveness of my internal controls based on my evaluation of that date;

(5)  I have disclosed to the Company's auditors and the board of directors:

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls;

(6) I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

(7) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934.

Date:  March 31, 2003

/s/ Arnold Simon
    Chief Executive Officer

     In connection with the Annual Report of Aris Industries, Inc. (the "Company") on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vincent F. Caputo Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  I have reviewed the report;

(2) To the best of my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading:

(3) To the best of my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented in the Report;

(4)  I:

     (a)  am responsible for establishing internal controls;

     (b) have designed such internal controls to ensure that material information relating to the Company is made known to me, particularly during the period of January 1, 2002 through December 31, 2002;

     (c) have evaluated the effectiveness of the Company's internal controls as of a date within 90 days prior to the Report; and

     (d) have presented in the Report my conclusions about the effectiveness of my internal controls based on my evaluation of that date;

(5)  I have disclosed to the Company's auditors and the board of directors:

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls;

(6) I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

(7) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934.

Date:  March 31, 2003

/s/ Vincent F. Caputo
     Principal Accounting Officer

     In connection with the Annual Report of Aris Industries, Inc. (the "Company") on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul Spector Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  I have reviewed the report;

(2) To the best of my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading:

(3) To the best of my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented in the Report;

(4)  I:

     (a)  am responsible for establishing internal controls;

     (b) have designed such internal controls to ensure that material information relating to the Company is made known to me, particularly during the period of January 1, 2002 through December 31, 2002;

     (c) have evaluated the effectiveness of the Company's internal controls as of a date within 90 days prior to the Report; and

     (d) have presented in the Report my conclusions about the effectiveness of my internal controls based on my evaluation of that date;

(5)  I have disclosed to the Company's auditors and the board of directors:

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls;

(6) I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

(7) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934.

Date:  March 31, 2003

/s/ Paul Spector
     Chief Financial Officer

ARIS INDUSTRIES, INC.
AND SUBSIDIARIES
FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors
Aris Industries, Inc.


We have audited the accompanying 2002 and 2001 consolidated financial statements and the 2002 and 2001 financial statement schedules of ARIS INDUSTRIES. INC. AND SUBSIDIARIES listed in the index appearing under Item 15 of this Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aris Industries, Inc. and Subsidiaries as of December 31, 2002 and 2001, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2002 and 2001 financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's operations have generated recurring losses and the Company has a working capital deficiency as of December 31, 2002. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                               /s/ J.H. COHN LLP

Roseland, New Jersey
March 7, 2003

                                                                            F-1A
PWC Opinion

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Aris Industries, Inc.

In our opinion, the consolidated statements of operations, of stockholders' equity and of cash flows for the year ended December 31, 2000 (appearing on pages F-3 through F-28 of the Aris Industries, Inc. Annual Report to Shareholders, which has been incorporated by reference in this Form 10-K) present fairly, in all material respects, the results of operations and cash flows of Aris Industries, Inc. and its Subsidiaries for year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an op9inion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has incurred recurring losses and negative cash flows from operations and has a working capital deficit at December 31, 2000. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




PricewaterhouseCoopers LLP

New York, New York
March 28, 2001

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                       F-2
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
(IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

                                                              2002         2001
ASSETS

Current assets:
  Cash and cash equivalents                               $     --     $    457
  Receivables, net                                             626        1,152
  Receivable from related party, net                           375          828
  Due from licensee                                             --        4,953
  Inventories                                                  183          489
  Prepaid expenses and other current assets                      3          269
                                                          --------     --------
       TOTAL CURRENT ASSETS                                  1,187        8,148

Property and equipment, net                                  2,909        5,730
Goodwill, net                                               33,930       34,342
Other assets                                                   310          476
                                                          --------     --------
       TOTAL ASSETS                                       $ 38,336     $ 48,696
                                                          ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Borrowings under revolving credit facility              $    456     $  4,485
  Loans payable to related parties                          13,026        9,060
  Current portion of long-term debt                          9,642       11,842
  Current portion of capitalized lease obligations             415          690
  Accounts payable                                           3,620        7,050
  Accounts payable to related parties                        1,096          885
  Accrued expenses and other current liabilities             8,175        2,470
                                                          --------     --------
       TOTAL CURRENT LIABILITIES                            36,430       36,482

Long-term debt                                               7,500        7,500
Capitalized lease obligations                                  569          950
Other liabilities                                            1,637        2,587
                                                          --------     --------
       TOTAL LIABILITIES                                    46,136       47,519
                                                          --------     --------

Commitments and contingencies

Stockholders' equity (deficiency):
  Preferred stock, par value $.01,
    authorized 10,000 shares, none issued
  Common stock, par value $.01, 200,000 shares
    authorized, 108,783 shares issued and
    outstanding at December 31, 2002 and
    82,165 shares issued and outstanding
    at December 31, 2001                                     1,088          822
  Additional paid-in capital                                86,146       81,760
  Accumulated deficit                                      (95,027)     (81,313)
  Unearned compensation                                         (7)         (92)
                                                          --------     --------
       TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)              (7,800)       1,177
                                                          --------     --------
       TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY (DEFICIENCY)               $ 38,336     $ 48,696
                                                          ========     ========

                 See notes to consolidated financial statements.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                       F-3
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                 2002        2001        2000
                                              ---------   ---------   ---------
Revenues:
  Sales to customers                          $   3,343   $  28,441   $ 199,439
  Sales to licensee                                  --      18,367          --
  Royalty income                                  9,557      11,389       2,737
  Commission income                                  --         660          --
                                              ---------   ---------   ---------
Total revenues                                   12,900      58,857     202,176
                                              ---------   ---------   ---------
Cost of goods sold:
  Cost of sales to customers                      2,139      19,057     144,239
  Cost of sales to licensee                          --      15,072          --
                                              ---------   ---------   ---------
Total cost of goods sold                          2,139      34,129     144,239
                                              ---------   ---------   ---------
Gross Profit                                     10,761      24,728      57,937
OPERATING EXPENSES:
  Selling and administrative expenses            19,427      28,071      78,703
  Start-up costs                                     --          --       1,862
  Impairment of long lived assets                   853         462          --
  Restructuring and other charges                 2,106      (1,679)      7,040
                                              ---------   ---------   ---------
Loss before interest expense, income tax
  provision and extraordinary item              (11,625)     (2,126)    (29,668)
Interest expense                                  2,086       3,215       6,779
                                              ---------   ---------   ---------
Loss before income tax provision
  and extraordinary item                        (13,711)     (5,341)    (36,447)
Income tax provision                                  3          91          33
                                              ---------   ---------   ---------

Loss before extraordinary item                  (13,714)     (5,432)    (36,480)
EXTRAORDINARY ITEM:
  Gain on extinguishment of debt, net                --       1,998          --
                                              ---------   ---------   ---------

    NET LOSS                                  $ (13,714)  $  (3,434)  $ (36,480)
                                              =========   =========   =========

BASIC NET LOSS PER SHARE:
   Loss before extraordinary item             $   (0.15)  $   (0.07)  $   (0.46)
   Extraordinary item                                --         .03          --
                                              ---------   ---------   ---------
   Net loss                                   $   (0.15)  $   (0.04)  $   (0.46)
                                              =========   =========   =========


PER SHARE DATA:
  Weighted average shares outstanding - basic    92,092      81,919      79,777


                 See notes to consolidated financial statements.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                       F-4
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                  COMMON STOCK         ADDITIONAL
                                             -----------------------    PAID-IN       ACCUMULATED       UNEARNED
                                               SHARES      AMOUNT       CAPITAL         DEFICIT       COMPENSATION        TOTAL
                                             ----------- -----------  -------------  --------------  ---------------  --------------
BALANCE AT DECEMBER 31, 1999                     79,434       $ 795       $ 80,323       $ (41,399)          $ (468)       $ 39,251

Stock options exercised                             231           2            114              --               --             116

Common stock issued in connection with
   settlement of FUBU royalty obligations         1,000          10            290              --               --             300
Issuance of stock options to consultants             --          --            300              --             (300)             --
Cancellation of compensatory stock options
   issued to employees                               --          --           (274)             --              274              --
Amortization of unearned compensation on
   stock options                                     --          --             --              --              299             299
Net loss                                             --          --             --         (36,480)              --         (36,480)
                                             ----------- -----------  -------------  --------------  ---------------  --------------

BALANCE, DECEMBER 31, 2000                       80,665         807         80,753         (77,879)            (195)          3,486

Common stock issued in connection with
   settlement of Tarrant obligation               1,500          15          1,035                                            1,050
Cancellation of compensatory stock options
   issued to employees                                                         (28)                              28              --
Amortization of unearned compensation on
   stock options                                     --          --             --              --               75              75
Net loss                                             --          --             --          (3,434)              --          (3,434)
                                             ----------- -----------  -------------  --------------  ---------------  --------------

BALANCE, DECEMBER 31, 2001                       82,165         822         81,760         (81,313)             (92)          1,177

Common stock issued in connection with
   settlement of Tarrant obligation               6,618          66          2,186                                            2,252
Common stock issued in connection with
   Adamson capitalization                        20,000         200          2,200                               --           2,400
Amortization of unearned compensation on
   stock options                                     --          --             --              --               85              85
Net loss                                             --          --             --         (13,714)              --         (13,714)
                                             ----------- -----------  -------------  --------------  ---------------  --------------

BALANCE, DECEMBER 31, 2002                      108,783     $ 1,088      $  86,146      $  (95,027)        $     (7)      $  (7,800)
                                             =========== ===========  =============  ==============  ===============  ==============


                 See notes to consolidated financial statements.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                       F-5
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                    2002         2001         2000
Cash flows from operating activities:
  Net (loss)                                                      $(13,714)    $ (3,434)    $(36,480)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
     Extraordinary gain on extinguishment of debt                       --       (1,998)          --
     Gain on settlement of licensing royalty obligations                --           --       (1,500)
     Write off of  receivables from licensee                         1,959           --           --
     Loss on disposal of property and equipment                         --           --        1,538
     Depreciation and amortization of property and equipment         2,390        4,262        4,115
     Amortization of goodwill                                           --        1,809        1,868
     Amortization of deferred financing costs                           --           --          864
     Provision for allowances on receivables                            --           --        1,807
     Provision for obsolescence on inventory                            --           --        3,912
     Provision for restructuring charges                             2,106       (1,679)       4,187
     Impairment of goodwill                                            412           --           --
     Impairment of property and equipment                              441          462           --
     Non-cash stock transaction charged to expense                   2,400           --           --
     Non-cash stock based compensation                                  85           75          299
     Changes in assets and liabilities:
       Decrease (increase) in receivables                              526       31,908       (1,691)
       Decrease in receivables from related party                      453
       Decrease (increase) in due from licensee                      2,994       (4,953)          --
       Decrease (increase) in inventories                              306       15,430       (1,598)
       Decrease in prepaid expenses and other current assets           266        1,090        1,150
       Decrease in other assets                                        166           64          517
       (Decrease) increase in accounts payable                      (1,180)     (15,371)      12,652
       Increase in accounts payable to related parties                 211           --           --
       Increase (decrease) in accrued expenses and
        other current liabilities                                    3,599       (6,806)       4,563
       (Decrease) increase in other liabilities                       (950)        (578)         895
                                                                  --------     --------     --------
          Net cash provided by (used in) operating activities        2,470       20,281       (2,902)
                                                                  --------     --------     --------
Cash flows from investing activities:
   Capital expenditures                                                 (8)        (491)      (4,608)
                                                                  --------     --------     --------
           Net cash used in investing activities                        (8)        (491)      (4,608)
                                                                  --------     --------     --------
Cash flows from financing activities:
   Book overdraft                                                       --           --         (889)
   Stock options exercised                                              --           --          116
   Proceeds from long-term debt                                         --        7,500           --
   Proceeds of loans from related parties                            3,966        9,060           --
   Deferred financing costs paid                                        --           --         (430)
   Payments of long-term debt and capitalized leases                (2,856)      (4,088)      (3,201)
   (Decrease) increase in borrowings under revolving
     credit facility                                                (4,029)     (34,194)      13,194
                                                                  --------     --------     --------
           Net cash (used in) provided by financing activities      (2,919)     (21,722)       8,790
                                                                  --------     --------     --------

(Decrease) increase in cash and cash equivalents                      (457)      (1,932)       1,280

Cash and cash equivalents, beginning of year                           457        2,389        1,109
                                                                  --------     --------     --------
Cash and cash equivalents, end of year                            $     --     $    457     $  2,389
                                                                  ========     ========     ========

                 See notes to consolidated financial statements.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                       F-6
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                      2002      2001      2000

Supplemental disclosures of cash flow information:

  Cash paid during the year for:
    Interest                                          $1,984    $2,606    $6,267
                                                      ======    ======    ======

    Income taxes                                      $    4    $   69    $   33
                                                      ======    ======    ======

Supplemental schedule of non-cash investing
  and financing activities:
    Issuance of common stock in settlement
      of accounts payable                             $2,250    $1,050
                                                      ======    ======
    Issuance of common stock in connection with
      settlement of Fubu royalty obligations          $   ==    $   ==    $  300
                                                      ======    ======    ======

    Capitalized lease obligations                     $   ==    $   ==    $  256
                                                      ======    ======    ======



                 See notes to consolidated financial statements.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                       F-8
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     DESCRIPTION OF BUSINESS

     Aris Industries, Inc. and Subsidiaries (collectively, the "Company" or "Aris") has been engaged in the business of designing, manufacturing and marketing men's and boys' outerwear and activewear, women's sportswear, loungewear and swimwear under a variety of tradenames which are owned and licensed from others. These products were distributed and marketed in the United States, primarily in department stores, specialty stores and national retail chains, as well as Company-owned retail and outlet stores. In addition, the Company has granted licenses to use Company-owned tradenames for the manufacture and sale of various products.

     On January 17, 2001, effective March 1, 2001, the Company entered into a multi-year licensing agreement (the "Agreement") with Grupo Xtra of New York, Inc. ("Grupo"). Under the terms of the Agreement, Grupo had the exclusive rights in the United States, Puerto Rico, Israel and the Caribbean Islands to license for production, marketing, advertising and distribution all products under the tradenames owned by the Company, which include XOXO(R), Fragile(R) and Members Only(R), as well as tradenames currently licensed by the Company, which include both Baby Phat and Brooks Brothers Golf (collectively, the "Licensed Products"). Grupo was also granted the right to operate the Company's XOXO outlet stores. In exchange, Grupo agreed to purchase substantially all of Aris' inventory of such products, pay royalties based on its sales of such products and assume certain of Aris' overhead obligations and contracts. Grupo completed the purchase of such inventory in January 2002.

     Grupo was frequently late in fulfilling its payment obligations under the Agreement. Following the end of 2001, it continued to be late in making payments to the Company and the Company believes that Grupo has violated the Agreement in other ways. In March 2002, the Company sent Grupo notices of termination of the Agreement.

     In April 2002, the Company terminated its license agreement with Grupo and shortly thereafter Grupo filed for bankruptcy protection under Chapter XI of the Bankruptcy Code. On April 25, 2002, Judge E. Robles of the United States Bankruptcy Court, Central District of California, terminated the Trademark License Agreement and ordered Grupo to immediately discontinue all use of trademark bearing XOXO(R) , Baby Phat(R), Brooks Brothers Golf(R), Fragile(R) and Members Only(R). Following the effectiveness of the termination of the Grupo Agreement, the Company reached an agreement with Adamson Apparel, Inc. ("Adamson") to license from the Company and its subsidiaries the XOXO(R) , Members Only(R) and Baby Phat(R) trademarks that had been previously licensed by Grupo. On July 19, 2002, Grupo's filing was converted to a Chapter VII.

     The Adamson Agreement provides for royalties of 9% on sales under the Company's XOXO(R) and Members Only(R) brands and 3.5% on sales of Baby Phat(R) branded products in addition to payment of the Baby Phat minimum royalty. The Adamson Agreement has an initial term which expires on December 31, 2003, which may be automatically renewed for a further one year term, subject to agreement by both parties. Under the Adamson Agreement, Adamson has the right to manufacture, market and distribute at wholesale, women's clothing, jeanswear and sportswear under the XOXO(R) and Members Only(R) trademarks and, subject to Aris' rights as licensee with respect thereto, Baby Phat(R) apparel.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                       F-9
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     As a result of these agreements, the Company has transitioned into a licensing and brand management business. During 2001, the Company substantially reduced its workforce, terminated its production and sales operations and closed its warehousing and shipping facility in New Bedford, Massachusetts. However, the Company maintained control of and continued to operate its four full price XOXO retail store locations.

     In an effort to improve the overall profitability of the Company, the Company closed three of its four full price retail stores in the first quarter of fiscal 2002. The Company closed its two retail locations on Broadway in Lower Manhattan along with its retail store on Rodeo Drive in Los Angeles. The Company recorded charges of approximately $3,363,000 consisting of a accruals for 2002 and 2003 rent, property and equipment write-downs and goodwill impairment charges. The Company included in its accrual a liability for store rent through the end of 2003 for each of the closed stores. Each store lease contains a provision that the landlord will use its best efforts to re-lease the premises in the event that the premises are vacated by the Company. However, no assurances can be given that the premises will be re-leased within the period covered by the accrual and the Company will have to periodically review its accrual. The Company could incur significantly higher rent charges should a future review warrant an additional accrual.

2.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses for the three-year period ended December 31, 2002. As of December 31, 2002, the Company had a working capital deficit of $35,243,000 and was not in compliance with certain covenants contained in its credit facility.

     The Company plans to finance its operations in 2003, through (i) royalties which the Company is due under the Adamson license agreement based on a percentage of net sales, (ii) minimum royalties of $4,229,000 from its other licensees, (iii) negotiation of extended payment terms of existing finance agreements and (iv) continued negotiated settlements with its other creditors.

     The Company believes that its financing plan will be sufficient at least through December 31, 2003, to sustain its operations as a licensing and brand management business and to payoff indebtedness under the credit facility and the term loan, however, there can be no assurance that the timing of cash receipts to be realized from working capital and operations will be sufficient to meet obligations as they become due. These factors raise substantial doubt about the entity's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CONSOLIDATION

     The consolidated financial statements include the accounts of Aris Industries, Inc. and its wholly-owned subsidiaries after elimination of all significant inter-company transactions and balances.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-10
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     USE OF ESTIMATES

     The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures relating to contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. The most significant estimates relate to the recoverability of long-lived assets, valuation allowances on deferred tax assets and estimates of future rent obligations. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less, when acquired, to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.

     INVENTORIES

     Inventories are stated at the lower of cost (weighted average basis) or market and consist solely of finished goods.

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

     GOODWILL

     Goodwill represents the excess of purchase price over the fair values of identifiable net assets of businesses acquired, which includes intangible assets related to certain tradenames and licensing arrangements. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets". It changed the accounting for goodwill from an amortization method to an impairment only approach. Under the non-amortization approach, goodwill and indefinite-lived intangibles are not amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the period or periods in which their recorded values are determined to be more than their fair value.

     The Company has adopted the provisions of SFAS No.142 effective January 1, 2002. In accordance with SFAS No. 142 the Company had an independent appraisal of its goodwill completed within six months of the date of adoption. It was determined that, except for a write-down of $412,000 relating to the closing of three retail stores, no impairment currently exists. The adoption of these statements resulted in reduced annual amortization expense, as amortization of goodwill is no longer recorded after January 1, 2002. Additionally, future years impairment reviews may result in periodic write-downs. Had SFAS No. 142 been effective for the years ended December 31 2001 and 2000, the application of the non-amortization provisions of the statement would have reduced the Company's net loss by $1,809,000 and $1,868,000, respectively.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-11
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     LONG-LIVED ASSETS

     The Company reviews long-lived assets, other than goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company evaluates the carrying value of its long-lived assets in relation to the operating performance and future undiscounted cash flows of the underlying assets when indications of impairment are present. If an impairment is determined to exist, any related impairment loss is calculated based on fair value.

     The Company closed three of its four full price XOXO retail stores in the first quarter of 2002. In connection with the closings, the Company recorded an impairment charge of $441,000 on write-downs of property and equipment at the closed locations. In 2001, the Company recorded an impairment charge of $242,000 on leasehold improvements with respect to former office spaces, which are currently being sub-leased out. Estimated future cash flows related to these premises indicated that the net assets are not recoverable. The Company also recorded an impairment charge of $220,000 which represented the net book value of various computer and other equipment that has become idle as a result of the transition of the Company into a licensing and brand management business.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses, approximate fair value due to the short maturity of these assets and liabilities. The interest on substantially all of the Company's borrowings are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts of such borrowing approximate fair value. The fair value of the Company's subordinated long-term debt of $7,500,000 was determined using valuation techniques that considered cash flows discounted at current market rates. The estimated fair value of this instrument at December 31, 2002 approximated $6,455,376.

     REVENUE RECOGNITION

     Revenues from sales at Company owned stores are recognized at the time of sale of the merchandise.

     Royalty, commission and licensing income is based upon a percentage of the licensee's net sales, as defined in the underlying agreements, and is recognized as earned, provided that collectability is reasonably assured.

     START-UP COSTS

     Start-up costs are expensed as incurred. During 2000, the Company incurred $1,862,000 for start-up costs relating to various licensing agreements. These start-up costs consist of salaries, samples and related supplies directly attributable to newly licensed operations.

     ADVERTISING COSTS

     Advertising costs are charged to expense as incurred. Advertising costs amounted to $777,000 in 2002, $1,847,000 in 2001 and $5,547,000 in 2000.

     LOSS PER SHARE

     Basic net loss per common share is computed using the weighted average number of shares of

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-12
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     common stock outstanding during each year. Potentially dilutive securities have been excluded from the computation as their effect is anti-dilutive. If the Company had reported net income, diluted earnings per share would have included the shares used in the computation of basic net loss per share plus common equivalent shares. In 2002, 2001 and 2000, convertible debentures, options and warrants to purchase 26,349,024, 24,971,701 and 6,474,877 shares of common stock, respectively, were anti-dilutive and were excluded from the calculation of diluted weighted average shares outstanding.

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

     IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("ETIF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that the adoption of SFAS No. 146 will have a material impact on its consolidated financial statements.

4.   RESTRUCTURING AND OTHER CHARGES

     As of December 31, 2002, the Company had accrued a liability of $2,573,000 in connection with the closing of three of its four full price retail stores in the first quarter of 2002. During 2002, the Company recorded restructuring charges of $2,106,000 which consisted of $2,510,000 of charges for 2002 and 2003 rental costs at its three closed retail stores offset by a recovery of $404,000 on a previously recorded reserve covering the Company's former location at 1411 Broadway. The Company reached an agreement with its former landlord at 1411 Broadway and was released from all obligations under the lease in June 2002 in exchange for a cash payment of $550,000. Each store lease contains a provision that the landlord will use its best efforts to re-lease the premises in the event that the premises are vacated by the Company. However, no assurances can be given that the premises will be re-leased by the end of 2003. The Company could incur significantly higher rent charges should a future review warrant an additional accrual.

     As of December 31, 2000, the Company had accrued a liability of $4,187,000 in connection with a restructuring of its operations which included moving and consolidating its headquarters, showrooms and warehouses into existing XOXO facilities in California. At December 31, 2001, the unpaid portion of the restructuring reserve aggregated $567,167, as a result of cash payments made and a

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-13
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

     During March 2001, in settlement of a disputed claim with Tarrant Apparel Group, Inc., the Company issued 1,500,000 shares of its common stock to Tarrant, with a value of $1,050,000. The Company agreed that, in the event the market value of such shares as of December 31, 2001 was less than $3,300,000, the Company would either, at its option (x) pay to Tarrant in cash an amount, or (y) issue to Tarrant additional shares of common stock having a share value, equal to the difference between $3,300,000 and the greater of the share value as of December 31, 2001 and $1,050,000. In January 2002, the Company completed the settlement agreement with Tarrant by issuing to Tarrant an additional 6,617,647 shares of its common stock, such shares having a value equal to $2,250,000. The issuance of these shares is reflected on the Company's financial statements for the first quarter of 2002 as a reduction in accounts payable offset by an increase in stockholders equity.

5.   RECEIVABLES

     Receivables consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              2002         2001

     Due from factor                                         $   --       $  112
     Royalty and licensee receivables (See Note 1)              606        1,151
     Trade receivables                                           20          903
                                                             ------       ------

                                                                626        2,166
     Less allowances for sales returns, discounts,
       credits and doubtful accounts                             --        1,014
                                                             ------       ------

                                                             $  626       $1,152
                                                             ------       ------

6.   DUE FROM LICENSEE

     Under the terms of the Grupo Agreement, Grupo agreed to purchase substantially all of the Company's remaining inventory at March 1, 2001. In addition, Grupo also agreed to assume a

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-14
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     substantial portion of the Company's contractual commitments relating to the operations assumed by Grupo as well as to reimburse the Company for certain operating expenses relating to shared facilities. As of December 31, 2001, the Company had a receivable of $4,953,000 under the terms of the Grupo Agreement which consisted of $3,186,000 due for inventory purchased and $1,767,000 for shared operating expenses. The Company received payment in full of the amount due for inventory in January 2002. As a result of the default by Grupo and subsequent bankruptcy filing the Company was forced to write off the outstanding amounts due for shared operating expenses. There are no amounts due from Adamson as of December 31, 2002, since Adamson is remitting payment for shared expenses directly to the appropriate vendors.

7.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                  ESTIMATED
                                                USEFUL LIVES      DECEMBER 31,
                                                  IN YEARS      2002       2001

     Furniture, fixtures and equipment              3 - 7     $12,476    $12,946
     Leasehold improvements                         5 - 10      3,403      4,263
                                                              -------    -------

                                                               15,879     17,209
     Less accumulated depreciation and amortization            12,970     11,479
                                                              -------    -------

                                                              $ 2,909    $ 5,730
                                                              =======    =======

     As of December 31, 2002 and 2001, property and equipment include amounts for equipment leased under capital leases with an original cost of $2,554,000 and $3,292,000, respectively. As of December 31, 2002 and 2001, accumulated depreciation and amortization include $1,943,000 and $1,889,000, respectively, associated with these leased assets.

8.   FINANCING

     The following amounts represent borrowings outstanding (in thousands):

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-15
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                                            DECEMBER 31,
                                                         2002         2001

     Revolving Credit Facility (a)                     $   456      $ 4,485
                                                       =======      =======
     Long-term debt:
        Term Loan (a)                                  $ 4,000      $ 6,000
        Convertible Debentures (b)                       7,500        7,500
        Series A Junior Secured Note (c)                 5,642        5,842
                                                       -------      -------
                                                        17,142       19,342
     Less current portion                                9,642       11,842
                                                       -------      -------

                                                       $ 7,500      $ 7,500
                                                       -------      -------

     a. During February 1999, the Company entered into a Financing Agreement with CIT Commercial Services Group, Inc. ("CIT") and certain other financial institutions, whereby such lenders agreed to provide a revolving credit facility up to $65,000,000 for working capital loans and letters of credit financing. In connection with the acquisition of XOXO, the Company's Financing Agreement was amended to increase the revolving credit facility to $80,000,000, and provide a term loan of $10,000,000. The Company is no longer able to borrow under the credit facility.

          Availability under the revolving credit facility was based on a formula of eligible receivables and inventory, as defined. At December 31, 2002 and 2001, outstanding letters of credit amounted to $750,000 and $1,145,000, respectively, and there was no availablity for use under the credit facility at December 31, 2002. For revolving credit loans, interest was initially accrued at the bank's prime rate. At the Company's option, borrowings under this facility can be in the form of either credit loans or Eurodollar loans. For Eurodollar loans, interest was initially accrued at a rate per annum equal to the Eurodollar rate (as defined) plus 2.5%.

          The term loan bears interest at prime plus three-quarter percent (4.25% at December 31, 2002) and is payable in quarterly installments of $500,000, plus interest, with a final payment of $5,500,000 originally due on February 26, 2002. The Company is required to make certain mandatory prepayments based upon "excess cash flows" as defined in the amendment to the agreement.

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

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-16
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

          Borrowings under the credit agreement are collateralized by substantially all of the assets of the Company. The agreement contains restrictive covenants that, among other requirements, restrict: the payment of dividends, additional indebtedness, leases, capital expenditures, investments and the sale of assets or merger of the Company with another entity. The covenants also require the Company to meet certain financial ratios and maintain minimum levels of net worth. At December 31, 2002, the Company was not in compliance with certain covenants in the amended financing agreement.

          On January 18, 2002, the Company entered into a forbearance agreement with CIT as agent for the lenders under the Company's Financing Agreement. Under the terms of the forbearance agreement the following occurred; (i) the Company received $3,000,000 from Grupo of which $2,500,000 was applied against the revolving line of credit and the remaining $500,000 was applied against the term loan, (ii) the Company was required to reduce the balance of the revolving credit facility and certain other amounts due the lenders on a monthly basis through July 31, 2002 at which time the balances were to be repaid in full. If the outstanding balance of the revolving credit facility and certain other amounts due the lenders at the end of any month exceeds the required monthly ending balance, as defined in the forbearance agreement, the Company has fifteen days to cure the excess principal before its lenders would take action against the Company, (iii) the Company was required to make installments payments against its term loan of $500,000 on April 1 and July 1, 2002 and the remaining balance was due on October 31, 2002 and (iv) the Company's chief executive officer agreed to extend the $3,000,000 personal guaranty to remain in effect until all obligations under the forbearance agreement are paid in full. The Company did not make the April 1, 2002, term loan payment. The Company and CIT negotiated an amendment of the forbearance agreement to extend the payment period for the Company's revolving line of credit and term loan. In conjunction with these negotiations the Company, on May 10, 2002, paid the $500,000 quarterly term loan payment which was originally due on April 1, 2002. In addition, the Company verbally agreed to pay the lenders $200,000 at the end of each month to reduce its revolving line of credit balance. The balance due under the revolving line of credit as of December 31, 2002 was $456,000. The Company also made its term loan payments in the amount of $500,000, due July 1 and October 1, 2002. The balance due under the Company's term loan after these payments was $4,000,000. On November 6, 2002 the Company received an additional extension of the forbearance agreement. Under the terms of the extension the Company has agreed to; (i) continue to make monthly payments of $200,000 against its revolving line of credit, (ii) make principal payments of $500,000 against its term loan on January, April and July 1 of 2003 with the remaining balance due July 31, 2003 and (iii) continue to make monthly payments against certain other amounts due the lenders. The Company failed to make the term loan payment due January 1, 2003. On February 25, 2003, the Company received notification from its lenders that they would not take any action despite the failure to make the payment.

          In addition, under the forbearance agreement, CIT has not waived any defaults, which had existed as of December 31, 2002.

     b. In February 2001, the Company entered into a Securities Purchase Agreement with KC Aris Fund I, L.P. ("KC") pursuant to which the Company was to issue Convertible Debentures in the aggregate sum of $10,000,000. The Debentures mature in three years, bear interest at 8.5% per

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-17
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

          annum, payable quarterly, and are convertible into shares of common stock at the rate of $.46 per share. KC only purchased $7,500,000 of Debentures, convertible into 16,304,347 shares of Common Stock. The Company used the proceeds to pay down a portion of the borrowings under its revolving credit facility. At December 31, 2001, the Company was delinquent in paying the quarterly interest payments due on July 31 and October 31, 2001. The Company made the quarterly interest payment due July 31, 2001 in January 2002 and KC had agreed not to call a default if the Company paid the October 31, 2001 payment by March 29, 2002. On April 10, 2002, the chief executive officer of the Company received a letter from the general partner ("GP") of KC. The letter stated that the limited partners ("LP") of KC have instructed the GP to give the Company until April 17, 2002, to pay the overdue 2001 interest and until May 10, 2002, to pay the remaining overdue 2002 interest. The LP's had instructed the GP, in the event that these deadlines were not met, to take all necessary measures to put the Company in default and collect upon the debt. On May 10, 2002, the Company paid the interest payment due October 31, 2001, aggregating approximately $163,000. On August 5, 2002, KC sent the Company a notice of default arising from the Company's failure to pay interest in the amount of approximately $321,000 that was due on January 31 and April 30, 2002. On September 3, 2002, the Company reached an agreement with KC and the default was rescinded. The Company agreed to pay KC $50,000 every three weeks starting on September 3, 2002 and continuing until all interest due KC is brought up to date under the terms of the Debentures.

     c. On June 30, 1993, the Company entered into a Series A Junior Secured Note Agreement with BNY Financial Corporation ("BNY") pursuant to which BNY received a nine-year, $7,000,000 note. On September 17, 1997, the Company and BNY entered into an amendment of the BNY note which provided that scheduled interest accruing under the note for the period February 1, 1996 through January 31, 1998 be deferred and added to the principal. The note bears interest at 7% per annum. On October 23, 2001, the Company received a forbearance from BNY relating to the $1,100,000 principal payment due November 5, 2001. Under the terms of the forbearance, the Company paid BNY $500,000 in principal along with the normally scheduled interest payment on November 5, 2001 and received a deferral until March 3, 2002 on the balance of $600,000 principal due. On February 21, 2002, the Company received a further forbearance on the $600,000 principal payment that was due on March 3, 2002. BNY agreed to defer this principal amount as follows; $50,000 due on July 1, 2002; $100,000 due on July 31, 2002 and $450,000 due on
          September 3, 2002. The Company paid the principal payments due on July 1 and July 31, 2002. On August 29, 2002, the Company and BNY agreed to defer $400,000 of the $450,000 principal payment due on September 3, 2002, until November 3, 2002. The Company paid the $50,000 due September 3, 2002 and is current in its interest payments through December 31, 2002. On October 31, 2002, the Company received a forbearance on the balance of BNY's Note, $5,642,000, until December 2, 2002. On January 31, 2003, BNY agreed to defer payment on the note until February 28, 2003 (the "Deferral Date"). As of the date of this report the Company is continuing to negotiate with BNY but has not received any further deferrals from BNY. Although BNY has indicated a willingness to work with the Company, there can be no assurance that BNY will agree to any further deferrals. BNY is also entitled to receive mandatory prepayments based upon "excess cash flows" of the Company, as defined in the Company's note agreements with BNY.

          Annual maturities of long-term debt are as follows (in thousands):

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-18
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     2003                                                           $ 9,642
     2004                                                             7,500
                                                                    -------
                                                                    $17,142
                                                                    =======

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

     Transactions in stock options under the Plan are summarized as follows:

                                                      2002                        2001                        2000
                                           ------------------------     ------------------------     ------------------------
                                                           WEIGHTED                     WEIGHTED                     WEIGHTED
                                                            AVERAGE                      AVERAGE                      AVERAGE
                                              NUMBER       EXERCISE        NUMBER       EXERCISE        NUMBER       EXERCISE
                                            OF OPTIONS       PRICE       OF OPTIONS       PRICE       OF OPTIONS       PRICE

     Outstanding, January 1                 10,762,500       $1.15       13,225,600       $1.20        8,621,316       $1.70
       Granted                                      --          --          275,000        0.31        5,698,500        0.58
       Exercised                                    --          --               --          --         (231,166)       0.50
       Expired/Cancelled                    (1,210,500)       1.85       (2,738,100)       1.32         (863,050)       1.97
                                           -----------                  -----------                  -----------

     Outstanding, December 31                9,552,000       $1.05       10,762,500       $1.15       13,225,600       $1.20
                                           ===========       =====      ===========       =====      ===========       =====

     Options Exercisable, December 31        9,460,333       $1.07        8,083,008       $1.13        5,890,532       $1.29
                                           -----------       -----      -----------       -----      -----------       -----

     Stock options outstanding and exercisable at December 31, 2002 are as follows:

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-19
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                                                      WEIGHTED
                                                    WEIGHTED          AVERAGE
        RANGE OF                 SHARES              AVERAGE         REMAINING
        EXERCISE                  UNDER               PRICE         CONTRACTUAL
         PRICES                  OPTION             PER SHARE      LIFE IN YEARS
     ---------------            ---------           ---------      -------------

     Outstanding:
       under $1.0 0             5,089,000           $    0.49           6.7
       $1.00 - $1 .50           1,915,000                1.30           5.8
       $1.51 - $2 .00           2,548,000                2.00           6.6
                                                                      -----
                                9,552,000           $    1.05           6.5
                                =========           =========         =====

     Exercisable:
       under $1.0 0             4,997,333           $    0.50           6.8
       $1.00 - $1 .50           1,915,000                1.30           5.8
       $1.51 - $2 .00           2,548,000                2.00           6.6
                                                                      -----
                                9,460,333           $    1.07           6.5
                                =========           =========         =====

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

     The Company applies the intrinsic value method in accounting for its stock-based compensation plan. Had the Company measured compensation under the fair value based method for stock options granted, the Company's pro-forma net (loss) and pro-forma net (loss) per share-basic would have been as follows (in thousands, except per share data):

                                    2002           2001          2000
                                 ----------     ----------    ----------

     Net loss
        As reported              $  (13,714)    $   (3,434)   $  (36,480)
        Pro forma                   (15,708)        (7,172)      (40,857)


     Net loss per share-basic
        As reported              $    (0.15)    $    (0.04)   $    (0.46)
        Pro forma                     (0.17)         (0.09)        (0.51)

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes Option pricing model with the following assumptions for fiscal 2002, 2001 and 2000, respectively: Risk-free interest rates of 4.0%, 5.7% and 5.8%; dividend yield of 0% for each year; expected lives of 5 years for each year; and, volatility of 112%, 121% and 180%.

10.  INCOME TAXES

     The provision for income taxes for the years ended December 31, 2002, 2001 and 2000 consist of

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-20
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     state and local income taxes.

     A reconciliation of the statutory Federal income tax rate to the Company's effective tax rate is summarized as follows:

                                                 YEAR ENDED DECEMBER 31,
                                             2002         2001         2000

     Federal statutory income tax rate        (34)%        (34)%        (34)%
     State and local income taxes              (6)           2           --
     Goodwill amortization                     --            1            1
     Valuation allowance                       40           32           32
     Other, individually less than 5%          --            1            1
                                           ------       ------       ------

                                                0%           2%          --
                                           ======       ======       ======

     The components of deferred tax assets and liabilities are as follows (in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                                        ------------------------
                                                           2002          2001
     Deferred tax assets:
       Current:
         Restructuring charge                           $   1,107     $     240
         Inventories                                           --             7
         Allowance for sales returns, discounts,
           credits and doubtful accounts                       --           418
         Accruals                                             267           290
         Other                                                 --            --
                                                        ---------     ---------
                                                            1,374           955
                                                        ---------     ---------
       Noncurrent:
         Net operating loss carryforwards                  48,681        45,456
         Goodwill                                           1,163         1,285
         Alternative minimum tax credit carryforward          846           846
         Other tax credit carryforwards                        37            37
         Other                                                605           605
                                                        ---------     ---------
                                                           51,332        48,229
                                                        ---------     ---------
                                                           52,706        49,184
     Valuation allowance                                  (52,706)      (48,823)
                                                        ---------     ---------

     Total deferred tax assets                          $      --     $     361
                                                        ---------     ---------

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-21
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                        2002            2001
     Deferred tax liabilities:
        Property and equipment                        $    --         $   361
                                                      -------         -------

            Total deferred tax liabilities            $    --         $   361
                                                      -------         -------

            Net deferred tax asset                    $    --         $    --
                                                      -------         -------


     The Company's valuation allowance increased to $52,706,000 as of December 31, 2002 from $48,823,000 as of December 31, 2001. For the year ended December 31, 2001, the Company's valuation allowance decreased from $50,322,000 as of December 31, 2000 to $48,823,000 as of December 31, 2001.

     At December 31, 2002, the Company has available net operating loss carryforwards for federal income tax purposes of approximately $113,000,000 which expire during fiscal 2005 through 2022. In addition, the Company has certain state net operating loss carryforwards available, which expire at various times in accordance with governing state tax statutes. As a result of a change in control of the Company in 1999, the utilization of net operating loss carryforwards generated prior to the change are limited by
     Section 382 of the Internal Revenue Code to approximately $1,500,000 annually through 2019. Accordingly, the Company expects that a significant portion of the net operating loss carryforwards will expire unused.

11.  EXTRAORDINARY GAIN

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

12.  COMMITMENTS AND CONTINGENCIES LEASE COMMITMENTS

     Future minimum rental payments under capital leases and non-cancelable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2002 are as follows (in thousands):

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-22
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     YEAR ENDING                       OPERATING   SUB-RENTS     ADAMSON     NET RENT    CAPITAL
     DECEMBER 31,                       LEASES                REIMBURSEMENT               LEASES
                                        -------     -------      -------      ------      -----
       2003                             $ 5,560     $  (970)     $(2,374)     $2,216     $  530
       2004                               5,004      (1,048)      (2,046)      1,910        576
       2005                               4,300      (1,192)      (1,498)      1,610         --
       2006                               3,129      (1,192)        (908)      1,029         --
       2007                               1,693      (1,187)         (95)        411         --
       Thereafter                         1,398      (1,385)          --          13         --
                                        -------     -------      -------      ------     ------
       Total minimum lease payments     $21,084     $(6,974)     $(6,921)     $7,189      1,106
                                        =======     =======      =======      ======
       Less amount representing interest                                                    122
                                                                                         ------
       Present value of minimum lease payments (including
         short-term portion of $415)                                                     $  984
                                                                                         ======

     The Company has various operating leases in effect primarily for retail and outlet stores, offices and warehouses. The store leases expire over the next four years, the office leases expire over the next six years and the warehouse leases expire over the next four years. The store leases contain clauses whereby the stores are assessed additional rents based on a percentage of sales. For the years ended December 31, 2002, 2001 and 2000, the stores were not charged rent as a percentage of sales. Most of the operating leases contain renewal options to extend the lease terms. The Company subleases one of its former office locations and as part of the Adamson Agreement, Adamson has agreed to pay rents related to the outlets stores, warehouse and a majority of the current office space directly to the landlord. Total rental expense under all operating leases was approximately $4,538,000, $5,485,000 and $6,782,000 for fiscal 2002, 2001 and 2000, respectively. During 2002, Adamson was responsible for approximately $1,844,000 in rental costs associated with the Company's office and warehouse space and its outlet stores. In 2001, the Company received reimbursements from Grupo totaling approximately $2,818,000 covering rent expense for office, warehouse and outlet store rents that were Grupo's responsibility as per the Agreement.

     LICENSE AGREEMENTS

     The Company has been granted several licensing agreements to manufacture and distribute men's, women's and boys' outerwear, sportswear and activewear products bearing the licensors' labels. The agreements expire at various dates through 2005. The Company was required to make royalty and advertising payments based on a percentage of sales, as defined in the respective agreements, subject to minimum payment thresholds. Royalty and advertising expenses under licensing agreements totaled $218,542 and $7,990,845 for the years ended December 31, 2001 and 2000, respectively. As of December 31, 2002 and 2001, the Company has one remaining license agreement to manufacture and sell casual apparel for women, excluding swimwear and accessories, under the Baby Phat(R) label. The Company is required to make royalty and advertising payments based on a percentage of sales as defined in the license agreement.

     Future minimum royalty and advertising payments required under the remaining license agreement are as follows (in thousands):

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-23
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     YEAR ENDING
     DECEMBER 31,


       2003                                                        $ 1,920
       2004                                                          1,920
                                                                   -------
     Total minimum royalty payments                                $ 3,840
                                                                   =======

     As described in Note 1, the Company has sublicensed its remaining license to Adamson.

     EMPLOYMENT CONTRACTS

     The Company has entered into employment contracts with certain senior executives for periods of three to five years, expiring no later than August 2004. Under the agreements, the executives are entitled to a specified salary over the contract period. Bonuses are payable based upon profitability and cash flows of the Company for each period. The estimated future minimum obligation under these contracts as of December 31, 2002 is $1,800,000 in 2003, $1,500,000 in 2004 and $250,000 in 2005. In addition, upon certain events of termination or change in control of the Company, certain of these agreements contain lump sum payment provisions, as defined within the respective agreements.

     LITIGATION

     The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions involving private interests. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, the dispositions of these matters could have a material adverse effect on the Company's financial statements. As of December 31, 2002 the Company is a party to the following significant legal actions:

     1411 TRIZECHAHN-SWIG, LLC V. ARIS:

     On June 28, 2002, the Company reached a settlement agreement with TrizecHahnSwig, LLC, the landlord of the Company's premises at 1411 Broadway, under which the Company was released from all obligations under its lease in exchange for a cash payment of $550,000.

     FASHION WORLD-SANTA V. LOLA, INC.: On February 11, 2002, Fashion World-Santa filed an unlawful detainer action against Lola, Inc. ("Lola") in the Los Angeles Superior Court. That action sought to evict Lola, on grounds of non-payment of rent, from an XOXO retail store located in Beverly Hills, California. Lola is a party to a five-year lease for that store, and that lease does not expire until April 2006. XOXO Clothing Company, Inc. responded to the complaint as successor in interest to Lola, Inc., denying the material allegations of the complaint, and asserting other affirmative defenses. On February 27, 2002, XOXO vacated the property and returned possession of the premises to the plaintiff. The matter is now set for trial on October 3, 2003, and XOXO intends to contest the amount of the plaintiff's alleged damages and the extent to which, if at all, the plaintiff has satisfied its duty to mitigate its damages. On October 15, 2002, XOXO made a written settlement offer in the amount of $400,002.99 but the plaintiff rejected the offer. Under the terms of the lease, XOXO may potentially be liable for approximately $1.8 million in rent, plus all of the plaintiff's attorney fees and other litigation expenses. The Company believe that the figure should be substantially reduced as a result of the plaintiff's obligation to mitigate its damages.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-24
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     GUY KINBERG V. ARIS: In December 2001, Guy Kinberg, the former head of production for the Company, commenced an action in the Supreme Court of the State of New York, County of New York, claiming that his termination by the Company breached his employment agreement. Mr. Kinberg was seeking $1,200,000 in damages, representing salary and severance under the agreement. On July 30, 2002, Mr. Kinberg was awarded a judgment in the amount of $883,509 in the Supreme Court, New York County. On August 8, 2002, a settlement was made with Mr. Kinberg in the amount of $300,000, with $100,000 payable on execution and $200,000 payable over ten months commencing September 1, 2002.

     CHRISTI WILSON V. ARIS: On July 31, 2002, Christi Wilson, a former employee of the Company filed suit in the Supreme Court of the State of New York, County of New York, claiming that her commission agreement was breached by the Company. Ms. Wilson is seeking $900,000 in damages, representing commissions due under the agreement, and an unstated amount of alleged damages regarding a claim of slander. The material allegations of the complaint have been denied and the Company has filed counterclaims for $2,000,000 alleging breach of contract, breach of duty of good faith and fair dealing, breach of fiduciary duty, theft of trade secrets and tortious interference with prospective economic advantage. Discovery in this matter is ongoing. Ms. Wilson subsequently has filed a motion to amend her claim to increase the amount. This motion is pending before the Court.

     CORONET GROUP, INC. V. EUROPE CRAFT IMPORTS, INC.: Coronet has sued Europe Craft Imports, Inc., a wholly-owned subsidiary of the Company, in the Supreme Court of the State of New York, County of New York, claiming that Europe Craft breached a license agreement as Licensor of the Members Only trademark to Coronet, and seeking damages in excess of $1,000,000. Europe Craft has counter-claimed for unpaid future royalties under the agreement and intends to vigorously dispute Coronet's claims. Discovery is complete and the Company intends to move for summary judgement.

     CAMPERS WORLD INTERNATIONAL, INC. V. PERRY ELLIS INTERNATIONAL AND ARIS INDUSTRIES, INC.: Campers World instituted an action in the United States District Court for the Southern District of New York in January 2002 against Perry Ellis International, Inc. ("PEI") and the Company. The complaint alleges that Campers World purchased approximately 460,000 pairs of PEI jeans from Aris for approximately $4,600,000 and subsequently sold those jeans to Costco. PEI thereafter informed Costco that the sale by Campers World to it was an unauthorized use of PEI's trademarks and that Aris was not authorized to sell the jeans to Campers World or to permit it to allow Campers World to sell jeans to Costco. Campers World seeks return of the purchase price and other damages from Aris. PEI has also asserted a cross-claim against Aris and its subsidiaries and the Company's CEO alleging that Aris violated various license agreements regarding PEI's trademarks. Aris has answered the Campers World complaint denying the material allegations. In particular, Aris denies that it made the sale to Campers World that is the subject of its complaint. Aris has yet to answer PEI's cross-claim. Aris currently intends to vigorously defend the main action and cross-claim and has recently filed a motion for summary judgement to dismiss the trademark infringement claims brought by PEI.

     MELVILLE REALTY COMPANY, INC.V XOXO, EUROPE CRAFT IMPORTS AND ARIS, AS SUCCESSORS TO LOLA INC. Melville instituted an action in the Supreme Court of the State of New York, County of New York claiming that the Company is liable on an alleged guaranty by Lola, Inc. on rent obligations of 8-3 Retailing Inc. ("8-3"), a subsidiary of Aris, pertaining to a sublease of a retail store at 732 Broadway, New York, New York. This action does not allege an acceleration of rent obligations. This action seeks compensatory damages of $391,964, along with sums "to become due pursuant to the terms of the Sublease". This litigation is being vigorously defended.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-25
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     426 WEST BROADWAY ASSOCIATES, L.P. V ARIS, 8-3, XOXO, 8-3 D/B/A XOXO, LOLA, INC., XOXO OUTLETS INC., 8-3 A/K/A 8-3 RETAIL INC. A/K/A XOXO, ECI, XOXO CLOTHING COMPANY, IN.

     426 West Broadway Associates instituted an action in the Supreme Court of the State of New York, County of New York claiming rent arrears on a retail store located at 426 West Broadway, New York, New York. This action seeks compensatory damages in the sum of $177,127 with interest from 2/1/02, and compensatory damages on a claim of "anticipatory breach of lease agreement" (however, this is alleged in lieu of a claim for accelerated rent, which the lease does not contain or provide for as a remedy). This litigation is being vigorously defended.

     BEK TEKSTIL has sued Aris and its subsidiaries allegedly for the nonpayment of certain merchandise that it claims Aris wrongfully refused to accept and/or pay for. The Company intends to defend the action on the grounds that it has no evidence of having received the merchandise.

     HITCH & TRAIL, INC. ET AL. have commenced an action against the Company in the State Supreme Court for the County of New York, all of which have been consolidated, seeking an aggregate of approximately $250,000 for merchandise allegedly delivered to the Company and for commissions in connection therewith. The Company intends to defend the action on the grounds that it has no evidence of having received the merchandise in question.

     NORWOOD COLLECTION L.P. has commenced an action against the Company seeking approximately $92,000 it allegedly forwarded to the Company as an advance payment for Brooks Brothers Golf merchandise. The Company contends that Grupo Xtra of New York, Inc. sold the goods directly to Norwood and deposited such check without producing the goods at issue or delivering them to Norwood. The Company intends to defend the claims on that basis.

     SANDY ALEXANDER INC. has commenced an action in the United States District Court for the District of New Jersey, as Assignor of claims by Media Options for approximately $200,000 (including interest and late penalties) that it claims is owed by XOXO. The Company acknowledges that approximately $41,000 may be due, but disputes the balance.

     CORPORACION FABRIL has commenced an action against the Company in the United States District Court for the Southern District of New York seeking $146,431.50 for the delivery of merchandise it claims the Company did not pay for. The Company intends to defend the action on the basis that it has no evidence of having received the goods in question.

     MARTINEZ & SONS: Martinez & Sons was a contractor with whom XOXO did a substantial amount of sewing. Martinez & Sons went bankrupt, and therefore failed to pay employees. In December of 2000, XOXO settled with the DOL on behalf of 23 employees. XOXO paid $17,433.44 to settle these claims. Other employees sued, and XOXO settled that case in the amount of $62,000. Some of

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-26
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

13.  RETIREMENT PLANS

     The Company participates in a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate. Employer contributions are discretionary. Participants vest immediately in their own contributions and after seven years of service in employer contributions. The Company made no contributions in 2002, 2001 and 2000.

14.  RELATED PARTY TRANSACTIONS

     In June 2000, First A.H.S. Acquisition Corp. ("AHS"), a company owned by the Company's chief executive officer, entered into an agreement (the "Letter of Credit Agreement") with the Company's principal commercial lender to facilitate the opening of up to $17,500,000 in letters of credit for the purchase of inventory. Pursuant to the Letter of Credit Agreement, AHS purchased inventory which was held at the Company's warehouse facilities. Such inventory was sold to the Company at cost when the Company was ready to ship the merchandise to the customer. As of and for the year ended December 31, 2002, the Company owes AHS $7,060,000 and incurred $355,000 in interest expense. As of and for the year ended December 31 2001, the Company purchased $2,981,000 from AHS and owes AHS $7,060,000 and incurred interest expense of approximately $535,000. As a result of the Company's change to a licensing operation, effective March 1, 2001, the Company no longer purchases inventory. As of and for the year ended December 31, 2000, the Company purchased $19,482,988 from AHS, owed AHS $8,579,000 and AHS was holding $2,981,000 of inventory which the Company purchased in 2001. In connection with the Letter of Credit Agreement, the Chief Executive Officer of the Company has guaranteed up to $7,000,000 of AHS obligations to the Company's principal commercial lender.

     The Company has utilized the services of Schneider, Schecter & Yoss, an accounting firm, of which Howard Schneider, a director of the Company, is a partner. During 2002, 2001 and 2000, total fees paid were $43,950, $43,950 and $192,825, respectively.

     During 2001 and 2000, the Company had sales of approximately $828,000 and $14,286,000, respectively, to Humane Incorporated ("Humane") of which Steven Feiner, a director of the Company, is the owner. As of December 31, 2002, 2001 and 2000, the Company had receivables from Humane of approximately $375,000, 828,000 and $787,000, respectively. In addition, Humane acted as a sales agent for the Company in connection with sales of certain of the Company's products

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-27
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     in the United States. Commissions earned for 2000 were $572,259.

     During January 2001, the Company's chief executive officer loaned the Company $2,000,000. In 2002 the Company's CEO made additional loans to the Company totaling $1,500,000. All of the loans are payable on demand and bears interest at prime plus 1/4%. Interest expense was approximately $147,000 and $157,000 for the years ended December 31, 2002 and 2001, respectively.

     In addition, as of December 31, 2002, the Company had trade payables of $999,566 to its chief executive officer, $99,862 to Humane, $29,409 and $40,400 to Schneider, Schecter and Yoss.

15.  BUSINESS SEGMENT DATA

     In accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", the Company's principal business segments are grouped between the generation of revenues from royalties and retail store operations. The Company has two reportable business segments. Manufacturing /licensing and retail store operations. Prior to March 1, 2001 the Company was engaged in the business of manufacturing and distributing men's and boy's outerwear and women's sportswear under a variety of tradenames which are owned or licensed from others. On March 1, 2001, the Company changed into a licensing business which derives its revenues from royalties associated with the use of the Company's brand names, principally XOXO(R), Fragile(R) and Members Only(R) and, subject to Aris' rights as a licensee with respect thereto, Baby Phat(R) and Brooks Brothers Golf(R). The Retail Store segment was comprised of four full-price retail stores which principally sell products under the XOXO(R) brand name. The Company has no inter-segment sales. All general corporate assets are allocated to the manufacturing/licensing segment.

     Segment information for the years are set forth below.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-28
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                       Manufacturing    Retail
                                        & Licensing     Stores         Total
                                         ---------      -------      ---------

     YEAR ENDED DECEMBER 31, 2002:
     Net revenues                        $   9,557      $ 3,343      $  12,900
     Interest expense                        2,086           --          2,086
     Depreciation & amortization             2,301           89          2,390
     Impairment of long-lived assets            --          853            853
     Restructuring gain (charge)               404       (2,510)        (2,106)
     Net loss                               (9,860)      (3,854)       (13,714)
     Segment assets                         38,135          201         38,336
     Goodwill                               33,930           --         33,930
     Capital expenditures                        8           --              8

     YEAR ENDED DECEMBER 31, 2001:
     Net revenues                        $  52,531      $ 6,326      $  58,857
     Interest expense                        3,215           --          3,215
     Depreciation & amortization             5,656          415          6,071
     Impairment of long-lived assets           462           --            462
     Restructuring gain                      1,679           --          1,679
     Extraordinary gain                      1,998           --          1,998
     Net loss                               (2,162)      (1,272)        (3,434)
     Segment assets                         46,594        2,102         48,696
     Goodwill                               33,930          412         34,342
     Capital expenditures                      491           --            491

     YEAR ENDED DECEMBER 31, 2000:
     Net revenues                        $ 196,195      $ 5,981      $ 202,176
     Interest expense                        6,779           --          6,779
     Depreciation & amortization             5,567          416          5,983
     Restructuring and other charges         1,862           --          1,862
     Net loss                              (36,286)        (194)       (36,480)
     Segment assets                         97,901        2,308        100,209
     Goodwill                               35,726          425         36,151
     Capital expenditures                    4,265          343          4,608


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

ARIS INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

--------------------------------------------------------------------------------


COLUMN A                                            COLUMN B         COLUMN C       COLUMN D           COLUMN E
-----------------------------------------------------------------------------------------------------------------
                                                                     ADDITIONS
                                                     BALANCE        CHARGED TO                          BALANCE
                                                  AT BEGINNING       COSTS AND                           AT END
CLASSIFICATION                                      OF PERIOD        EXPENSES      DEDUCTIONS          OF PERIOD
                                                   -----------     -----------     -----------        -----------
     Year ended December 31, 2002:
       Allowance for sales returns, discounts,
         credits and doubtful accounts             $ 1,014,000     $        --     $   561,000(1)     $   453,000
       Restructuring reserves                          567,000       2,510,000         504,000(3)       2,573,000
                                                   -----------     -----------     -----------        -----------


     Year ended December 31, 2001:
       Allowance for sales returns, discounts,
         credits and doubtful accounts             $ 9,141,000     $        --     $ 8,127,000(1)     $ 1,014,000
       Inventory reserves                            6,017,000              --       6,017,000(2)              --
       Restructuring reserves                        4,187,000              --       3,620,000(3)         567,000
                                                   -----------     -----------     -----------        -----------


     Year ended December 31, 2000:
       Allowance for sales returns, discounts,
         credits and doubtful accounts             $ 7,334,000     $ 1,807,000     $        --        $ 9,141,000
       Inventory reserves                            2,105,000       3,912,000              --          6,017,000
       Restructuring reserves                               --       4,187,000              --          4,187,000
                                                   -----------     -----------     -----------        -----------

(1) Write-off of receivables.

(2) Write-off of inventory.

(3) Cash amounts paid and reserve recovery