Form 10-Q
period 2003-03-31
ARIS INDUSTRIES INC
filed 2003-05-15
CIK 100979

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter ended                          (Commission File Number):  1-4814
March 31, 2003


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



                  463 SEVENTH AVENUE, NEW YORK, NEW YORK 10018
                  --------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

                        YES _X_                NO ___

Number of shares of Common Stock outstanding                         108,819,527
As of May 13, 2003

                              ARIS INDUSTRIES, INC.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  a.       Consolidated Condensed Balance Sheets as
                           of March 31, 2003 and December 31, 2002             3

                  b.       Consolidated Condensed Statements of
                           Operations for the Three-Months Ended
                           March 31, 2003 and March 31, 2002                   4

                  c.       Consolidated Condensed Statements of
                           Cash Flows for the Three-Months Ended
                           March 31, 2003 and March 31, 2002                   5

                  d.       Notes to Consolidated Condensed
                           Financial Statements                                6


         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                  13

         Item 3.  Quantitative and Qualitative Disclosures
                           About Market Risk                                  18

         Item 4.  Controls and Procedures                                     18


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                           18

         Item 2.  Changes in Securities and Use of Proceeds                   21

         Item 3.  Defaults upon Senior Securities                             21

         Item 4.  Submission of Matters to a Vote of
                  Security Holders                                            21

         Item 5.  Other Information                                           21

         Item 6.  Exhibits and Reports on Form 8-K                            21

SIGNATURES                                                                    22

CERTIFICATIONS                                                                23

                         ARIS INDUSTRIES, INC.
                           AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      March 31,    December 31,
ASSETS                                                  2003           2002
                                                    ------------   ------------
                                                    (Unaudited)
Current assets:
   Cash                                                     $316             --
   Receivables, net                                          253            626
   Receivable from related party                              --            375
   Inventories                                               383            183
   Prepaid expenses and other current assets                   4              3
                                                    ------------   ------------

                  Total current assets                       956          1,187

Property and equipment, net                                2,356          2,909

Goodwill, net                                             33,930         33,930

Other assets                                                 312            310
                                                    ------------   ------------

               TOTAL ASSETS                              $37,554        $38,336
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Borrowings under revolving credit facility                $88           $456
   Loans payable to related parties,
     including accrued interest                           13,411         13,026
   Current portion of long-term debt                      17,142          9,642
   Current portion of capitalized
     lease obligations                                       536            415
   Accounts payable                                        4,259          3,620
   Accounts payable to related parties                     1,217          1,096
   Accrued expenses and other current liabilities          7,991          8,175
                                                    ------------   ------------
                  Total current liabilities               44,644         36,430

Long-term debt, net of current portion                        --          7,500
Capitalized lease obligations                                376            569
Other liabilities                                          1,606          1,637
                                                    ------------   ------------
                  Total liabilities                       46,626         46,136
                                                    ------------   ------------

Commitments and contingencies

Stockholders' deficiency:
   Preferred stock, $.01 par value:
     10,000 shares authorized; none issued
     and outstanding                                          --             --
   Common stock, $.01 par value:
     200,000 shares authorized 108,819 issued
     and outstanding at March 31, 2003 and
     December 31, 2002                                     1,088          1,088
   Additional paid-in capital                             86,146         86,146
   Accumulated deficit                                   (96,306)       (95,027)
   Unearned compensation                                      --             (7)
                                                    ------------   ------------

                  Total stockholders' deficiency          (9,072)        (7,800)
                                                    ------------   ------------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY           $37,554        $38,336
                                                    ============   ============

See accompanying notes to consolidated condensed financial statements

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       Three-          Three-
                                                    Months Ended    Months Ended
                                                     March 31,       March 31,
                                                        2003            2002
                                                    ------------   ------------
REVENUES:
   SALES TO CUSTOMERS                                     $1,094           $997
   ROYALTY INCOME                                          2,116          2,088
                                                    ------------   ------------

TOTAL REVENUES                                             3,210          3,085

COST OF GOODS SOLD                                          (543)          (603)
                                                    ------------   ------------

GROSS PROFIT                                               2,667          2,482

OPERATING EXPENSES:
   SELLING AND ADMINISTRATIVE EXPENSES                    (3,482)        (5,388)
   IMPAIRMENT OF LONG-LIVED ASSETS                            --           (853)
   RESTRUCTURING AND OTHER COSTS                              --         (1,404)
                                                    ------------   ------------


LOSS FROM OPERATIONS                                        (815)        (5,163)

INTEREST EXPENSE, NET                                       (461)          (522)
                                                    ------------   ------------

LOSS BEFORE INCOME TAX PROVISION                          (1,276)        (5,685)

   INCOME TAX (PROVISION) BENEFIT                             (3)            27
                                                    ------------   ------------

NET LOSS                                                 ($1,279)       ($5,658)
                                                    ============   ============

NET LOSS PER SHARE                                        ($0.01)        ($0.07)
                                                    ============   ============


PER SHARE DATA:
   Weighted average shares outstanding - Basic           108,819         85,033

See accompanying notes to consolidated condensed financial statements

    ARIS INDUSTRIES, INC.
    AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        Three-         Three-
                                                    Months Ended   Months Ended
                                                      March 31,      March 31,
                                                         2003           2002
                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                             ($1,279)       ($5,658)

    Adjustments to reconcile net loss to
      net cash provided by operating activities:
          Depreciation and amortization                      553            587
          Non-cash stock based compensation                    7             21
          Provision for accrued restructuring
            charges                                           --          1,404
          Write-off of receivables from licensee              --          1,959
          Impairment on property and equipment                --            441
          Impairment of goodwill                              --            412
    Change in assets and liabilities:
          Decrease in receivables                            748          1,013
          Decrease in due from licensee                       --          2,994
          (Increase) / decrease in inventories              (200)           223
          (Increase) / decrease in prepaid
            expenses and other current assets                 (1)           200
          Increase in other assets                            (2)            (7)
          Increase / (decrease) in accounts
            payable                                          639           (943)
          Increase in accounts payable to
            related parties                                  121             61
          Increase / (decrease) in accrued
            expenses and other current liabilities          (184)           275
          Decrease in other liabilities                      (31)          (115)
                                                    ------------   ------------

                 Net cash provided by
                   operating activities                      371          2,867
                                                    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                      --             (4)
                                                    ------------   ------------

                 Net cash used in
                   investing activities                        0             (4)
                                                    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of long-term debt and capital
      leases                                                 (72)          (728)
    Advances from related party                              385            250
    Decrease in borrowings under revolving
      credit facility                                       (368)        (2,692)

                                                    ------------   ------------

                 Net cash used in
                   financing activities                      (55)        (3,170)
                                                    ------------   ------------


NET INCREASE (DECREASE) IN CASH                              316           (307)

CASH, BEGINNING OF PERIOD                                      0            457
                                                    ------------   ------------

CASH, END OF PERIOD                                         $316           $150
                                                    ============   ============

SUPPLEMENTAL SCHEDULE OF NON-CASH
FINANCING ACTIVITIES
    Issuance of common stock in settlement
      of accounts payable                                     --         $2,250

See accompanying notes to consolidated condensed financial statements

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

          The consolidated condensed financial statements as of March 31, 2003 and for the three- month periods ended March 31, 2003 and 2002 are unaudited and reflect all adjustments consisting of normal recurring adjustments, restructuring and other costs which are, in the opinion of management, necessary for a fair presentation of financial position, operating results and cash flows for the periods.

          The consolidated condensed balance sheet as of December 31, 2002 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting standards appropriate for interim financial statements and should be read in conjunction with the financial statements and notes thereto included in Aris Industries, Inc. (the "Company", the "Registrant" or "Aris") Annual Report on Form 10-K for the year ended December 31, 2002. The operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2003.

2. FINANCIAL ACCOUNTING STANDARDS NO. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES"

          In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that the adoption of SFAS No. 146 will have a material impact on its consolidated financial statements.

3.   LIQUIDITY RISKS

          These consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

          The Company has continued to incur losses from operations and had a working capital deficit of $43,688,000 at March 31, 2003 as compared to a working capital deficit of $35,243,000 at December 31, 2002. In addition, the Company was not in compliance with certain covenants contained in its credit facility. However, the Company has been advised by its lenders that they are willing to work with the Company to structure the remaining payments in a manner the Company should be able to make. Amounts outstanding under the revolving credit facility were reduced from $456,000 at December 31, 2002 to $88,000 as of March 31, 2003.

          During 2002, the Company completed its first full year as a licensor or sublicensor of its owned or licensed trademarks. In April 2002, the Company terminated its license agreement with Grupo Xtra of New York, Inc. ("Grupo") and shortly thereafter Grupo filed for bankruptcy protection under Chapter XI of the Bankruptcy Code. On April 25, 2002, Judge E. Robles of the United States
Bankruptcy Court, Central District of California, terminated the Trademark License Agreement and ordered Grupo to immediately discontinue all use of trademark bearing XOXO(R) , Baby Phat(R), Brooks Brothers Golf(R), Fragile(R) and Members Only(R). Following the effectiveness of the termination of the Grupo Agreement, the Company reached an agreement with Adamson Apparel, Inc. ("Adamson") to license from the Company and its subsidiaries the XOXO(R) , Members Only(R) and Baby Phat(R) trademarks that had been previously licensed by Grupo (Note 4).

          On May 7, 2003, the Company signed a definitive trademark purchase agreement with Global Brand Holdings, LLC ("Global") providing for the sale of the trade name and service mark XOXO(R) and the trademarks XOXO(R), XOXO IN AMERICA AND ABROAD(R), LOLA(R) and FRAGILE(R) along with certain related assets and accompanying goodwill for a total sum of $43 million in cash (Note 13). The Company intends to use the proceeds of the trademark asset sale to pay off its debt obligations and provide working capital.

          The trademark purchase agreement has been approved by the Company's board of directors and the board of managers of Global. The transaction is subject to customary conditions, including the approval of the Company's shareholders

          Assuming that the trademark assets sale is consummated the Company plans to repay existing indebtedness and to finance its operations through, (i) continued negotiated settlements with trade creditors, (ii) substantially reducing its overhead and (iii) royalties from its remaining trademarks and license.

          There can be no assurance that the trademark assets sale will be consummated or that the timing of cash receipts to be realized from working capital and operations will be sufficient to meet obligations as they become due. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

          The Adamson Agreement has an initial term which expires on December 31, 2003, which may be automatically renewed for a further one year term, subject to agreement by both parties, to manufacture, market and distribute at wholesale, women's clothing, jeanswear and sportswear under the XOXO and Members Only trademarks and, subject to Aris' rights as licensee with respect thereto, Baby Phat apparel. The royalty rate for XOXO and Members Only products is 9% and 3.5% for Baby Phat in addition to amounts due to the licensor of Baby Phat. On May 7, 2003, the Company signed a definitive trademark purchase agreement with Global providing for the sale of the trade name and service mark XOXO(R) and the trademarks XOXO(R), XOXO IN AMERICA AND ABROAD(R), LOLA(R) and FRAGILE(R) along with certain related assets and accompanying goodwill for a total sum of $43 million in cash (Notes 3 and 13). The Global agreement requires the Adamson license to be terminated as of closing.

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

6.   DEBT

          The Company's indebtedness consists, in part, of its obligations to BNY Financial Corporation ("BNY") under the Series A Junior Secured Note Agreement dated June 30, 1993, pursuant to which BNY is owed $5,642,000 in principal, as of March 31, 2003. On October 31, 2002, the Company received a forbearance on the principal balance of BNY's Note, $5,642,000, until December 2, 2002. On January 31, 2003, BNY agreed to defer payment on the note until February 28, 2003 (the "Deferral Date"). As of the date of this filing the Company is continuing to negotiate with BNY but has not received any further deferrals from BNY. Although BNY has indicated a willingness to work with the Company, there can be no assurance that BNY will agree to any such restructuring.

          On January 18, 2002, the Company entered into a forbearance agreement with CIT as agent for the lenders under the Company's Financing Agreement. Under the terms of the forbearance agreement the following occurred: (i) the Company received $3,000,000 from Grupo of which $2,500,000 was applied against the revolving line of credit and the remaining $500,000 was applied against the term loan, (ii) the Company was required to reduce the balance of the revolving credit facility and certain other amounts due the lenders on a monthly basis through July 31, 2002 at which time the balances were to be repaid in full. If the outstanding balance of the revolving credit facility and certain other amounts due the lenders at the end of any month exceeds the required monthly ending balance, as defined in the forbearance agreement, the Company has fifteen days to cure the excess principal before its lenders will take action against the Company, (iii) the Company was required to make installments of $500,000 on April 1 and July 1, 2002 and the remaining balance was due on October 31, 2002 and (iv) the Company's chief executive officer agreed to extend the $3,000,000 personal guaranty to remain in effect until all obligations under the forbearance agreement are paid in full. The Company did not make the April 1, 2002, term loan payment. The Company and CIT negotiated an amendment of the forbearance agreement to extend the payout period for the Company's revolving line of credit and term loan. In conjunction with these negotiations the Company, on May 10, 2002, paid the $500,000 quarterly term loan payment which was originally due on April 1, 2002. In addition, the Company verbally agreed to pay the lenders $200,000 at the end of each month to reduce its revolving line of credit balance. The balance due under the revolving line of credit as of December 31, 2002 was $456,000. The Company also made its term loan payments in the amount of $500,000, due July 1 and October 1, 2002. The balance due under the Company's term loan after these payments was $4,000,000. On November 6, 2002, the Company received an additional extension of the forbearance. Under the terms of the extension the Company has agreed to: (i) continue to make monthly payments of $200,000 against its revolving line of credit, (ii) make principal payments of $500,000 against its term loan on January, April and July 1 of 2003 with the remaining balance due July 31, 2003 and (iii) continue to make monthly payments against certain other amounts due the lenders. The Company failed to make the term loan payment due January 1, 2003. On February 25, 2003, the Company received notification from its lenders that they would not take any action despite the failure to make the payment.

          The obligations under the Financing Agreement are collateralized by substantially all of the assets of the Company. The Financing Agreement contains various financial and other covenants and conditions, including, but not limited to, limitations on paying dividends, making acquisitions and incurring additional indebtedness.

          The Company was not in compliance, as of March 31, 2003 and December 31, 2002, with certain covenants contained in its loan agreements. The Company's lenders, under the January 18, 2002 and February 25, 2003 forbearance agreements, have indicated that they have no current intention to take action with respect to such non-compliance but have not waived the covenant violations.

          The Company's chief executive officer has personally guaranteed $3 million of indebtedness outstanding under the Financing Agreement. This guaranty, which initially was to expire on December 6, 2000, has been extended until the loans are repaid in full.

          As a result of the Adamson Agreement, the Company no longer needed financing to purchase inventory or to finance future accounts receivable. During 2002, the Company reduced its revolving line of credit from $4,485,000 to $456,000 through the revenue generated under its license agreements and the sale of inventory to Grupo pursuant to the Grupo Agreement. As of May 1, 2003, the revolving line of credit has been paid in full. The Company plans to use the proceeds of the XOXO trademark sale to retire existing indebtedness.

7.   RESTRUCTURING AND OTHER COSTS

          The Company closed three of its four full price XOXO retail stores in the first quarter of fiscal 2002. The Company recorded charges aggregating $2,257,000 in the first quarter of 2002, consisting of an accrual of approximately $1,113,000 for 2002 rent, an additional $292,000 of lease termination costs relating to the 2000 restructuring reserve, property and equipment write-downs of approximately $441,000 and goodwill impairment charges of approximately $412,000. The Company included in its accrual a liability for one year of store rent for each of the closed stores since each store lease contains a provision that the landlord will use its best efforts to re-lease the premises in the event that the premises are vacated by the Company. The Company accrued an additional year of rent covering these locations at December 31, 2002. However, no assurances can be given that the premises will be re-leased within one year and the Company will have to periodically review its accrual.

8.   PER SHARE DATA

     Basic loss per common share is computed by dividing net loss available for common shareholders by the weighted average number of shares of common stock outstanding during each period.

     Options and warrants to purchase 10,136,345 and 11,346,845 shares of Common Stock were outstanding as of March 31, 2003 and 2002, respectively, but were not included in the computation of diluted loss per share because the effect would be anti-dilutive. In addition, conversion rights under the Convertible Debentures to convert the Debentures into 16,304,345 shares of Common Stock were not included in the computation of diluted loss per share because the result would be anti- dilutive.

9.   STOCK INCENTIVE PLAN

     At March 31, 2003 the Company has a stock incentive plan which is described more fully in Note 9 of the Company's Annual Report on Form 10K for the year ended December 31, 2002. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employee compensation. (in thousands, except per share data)


--------------------------------------------------------------------------------
                                         March 31, 2003           March 31, 2002
--------------------------------------------------------------------------------
Net loss
--------------------------------------------------------------------------------
   As reported                              $(1,279)                 $(5,658)
--------------------------------------------------------------------------------
   Pro forma                                 (1,424)                  (6,157)
--------------------------------------------------------------------------------
Net loss per share-basic
--------------------------------------------------------------------------------
   As reported                               $(0.01)                  $(0.07)
--------------------------------------------------------------------------------
   Pro forma                                  (0.01)                   (0.07)
--------------------------------------------------------------------------------

10.  RELATED PARTY TRANSACTIONS

     In June 2000, First A.H.S. Acquisition Corp. ("AHS"), a company owned by the Company's chief executive officer, entered into an agreement (the "Letter of Credit Agreement") with the Company's principal commercial lender to facilitate the opening of up to $17,500,000 in letters of credit for inventory for the Company. Pursuant to the Letter of Credit Agreement, AHS purchased inventory which was to be held at the Company's warehouse facilities. Such inventory was sold to the Company at cost when the Company was ready to ship the merchandise to the customer. As of March 31, 2003, the Company owes AHS $7,090,000. In connection with the Letter of Credit Agreement, the chief executive officer of the Company has guaranteed up to $7,000,000 of AHS obligations to the Company's principal commercial lender.

     During January 2001, the Company's chief executive officer loaned the Company $2,000,000. In 2002 , the Company's chief executive officer loaned the Company an additional $1,500,000. The loans are payable on demand and bear interest at prime plus one quarter percent.

     The Company's chief executive officer personally guaranteed $3,000,000 of indebtedness outstanding under the Financing Agreement.

     Adamson is a newly-formed New York corporation which is majority owned by the Company's chairman and chief executive officer and principal stockholder (see Note 4). As of March 31, 2003, the Company was indebted to Adamson in the amount of $2,804,000, which is payable on demand and bears no interest.

     At December 31, 2002 the Company had receivables of $375,000 from Humane Inc., a company wholly owned by Steven Fetner a director and officer of the Company. During the three-months ended March 31, 2003 Humane returned these goods to the Company. The Company recorded a markdown of approximately $180,000 on this merchandise and it is included in the Company's inventory as of March 31, 2003.

11.  BUSINESS SEGMENTS

     In accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", our principal segments are grouped between the generation of revenues from royalties and retail sales. The licensing segment derives its revenues from royalties associated from the use of the Company's brand names, principally XOXO, Fragile and Members Only and, subject to Aris' rights as a licensee with respect thereto, Baby Phat. The Retail segment is comprised of one full-price retail store and an internet sales site which principally sell XOXO and Baby Phat branded products.

     Segment information for the three- month periods ended March 31, 2003 and 2002, for both segments are set forth below. Corporate overhead is included in the licensing segment data.

--------------------------------------------------------------------------------
           Retail Segment Financial    Three Months Ended     Three Months Ended
                  Information            March 31, 2003         March 31, 2002
                (in thousands)
--------------------------------------------------------------------------------
Revenues                                     $1,094                  $997
--------------------------------------------------------------------------------
Cost of Goods Sold                             543                    603
--------------------------------------------------------------------------------
Selling and administrative expenses            636                    767
--------------------------------------------------------------------------------
Impairment of long lived assets                ---                    853
--------------------------------------------------------------------------------
Restructuring and other costs                  ---                   1,113
--------------------------------------------------------------------------------
Net loss                                       (85)                 (2,339)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
          Licensing Segment Financial  Three Months Ended     Three Months Ended
                  Information            March 31, 2003         March 31, 2002
                (in thousands)
--------------------------------------------------------------------------------
Revenues                                    $2,116                 $2,088
--------------------------------------------------------------------------------
Cost of Goods Sold                            ---                    ---
--------------------------------------------------------------------------------
Selling and administrative expenses          2,846                  4,621
--------------------------------------------------------------------------------
Impairment of long lived assets               ---                    ---
--------------------------------------------------------------------------------
Restructuring and other costs                 ---                    291
--------------------------------------------------------------------------------
Interest expense                              461                    522
--------------------------------------------------------------------------------
Income tax provision/(benefit)                 3                     (27)
--------------------------------------------------------------------------------
Net loss                                    (1,194)                (3,319)
--------------------------------------------------------------------------------

12.  CONTINGENCIES

     The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions. While it is not possible at this time to predict the outcome of any litigation, the Company may not be able to satisfy an adverse judgement in certain of these actions, which may have a material adverse effect on its financial position, results of operations and cash flows.

13.  SUBSEQUENT EVENTS

     On May 7, 2003, the Company signed a definitive trademark purchase agreement with Global providing for the sale of the trade name and service mark XOXO(R) and the trademarks XOXO(R), XOXO IN AMERICA AND ABROAD(R), LOLA(R) and FRAGILE(R) along with certain related assets and accompanying goodwill for $43 million in cash.

     The trademark purchase agreement has been approved by the Company's board of directors and the board of managers of Global. The transaction is subject to customary conditions, including the approval of the Company's shareholders.

     The Company's chief  executive  officer,  and an entity  controlled by him, which collectively beneficially own approximately 43% of the Company's outstanding common stock, have entered into a voting agreement with Global providing that such shares shall be voted in favor of the transaction.

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following analysis of the financial condition and results of operations of Aris Industries, Inc. (the "Company") for the three-month periods ended March 31, 2003 and 2002 should be read in conjunction with the consolidated condensed financial statements, including the notes thereto, included on pages 3 through 12 of this report.

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

ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 146

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

          As of March 31, 2003, the Company had a working capital deficit of approximately $43,688,000 compared to a working capital deficit of approximately $35,243,000 at December 31, 2002. The increase in the working capital deficit was primarily due to the reclassification of the $7,500,000 of KC Aris Debentures from long-term debt into current liabilities since they mature in February 2004. In addition, the Company's working capital was negatively impacted by its loss in the quarter. During the three-months ended March 31, 2003, the Company financed its working capital requirements principally through licensing revenue from Adamson and the Company's other licensees.

          In April 2002, the Company terminated its license agreement with Grupo and shortly thereafter Grupo filed for bankruptcy protection under Chapter XI of the Bankruptcy Code. On April 25, 2002, Judge E. Robles of the United States Bankruptcy Court, Central District of California, terminated the Trademark License Agreement and ordered Grupo to immediately discontinue all use of trademark bearing XOXO(R) , Baby Phat(R), Brooks Brothers Golf(R), Fragile(R) and Members Only(R). Following the effectiveness of the termination of the Grupo Agreement, the Company reached an agreement with Adamson Apparel, Inc. ("Adamson"), where the majority stockholder is the Company's chief executive officer, to license from the Company and its subsidiaries the XOXO(R), Members Only(R) and Baby Phat(R) trademarks that had been previously licensed by Grupo (Note 4). The royalty due from Adamson is based on a percentage of net sales.

          On January 18, 2002, the Company entered into a forbearance agreement with CIT as agent for the lenders under the Company's Financing Agreement. Under the terms of the forbearance agreement the following occurred: (i) the Company received $3,000,000 from Grupo of which $2,500,000 was applied against the revolving line of credit and the remaining $500,000 was applied against the term loan, (ii) the Company was required to reduce the balance of the revolving credit facility and certain other amounts due the lenders on a monthly basis through July 31, 2002 at which time the balances were to be repaid in full. If the outstanding balance of the revolving credit facility and certain other amounts due the lenders at the end of any month exceeds the required monthly ending balance, as defined in the forbearance agreement, the Company has fifteen days to cure the excess principal before its lenders will take action against the Company, (iii) the Company was required to make installments of $500,000 on April 1 and July 1, 2002 and the remaining balance was due on October 31, 2002 and (iv) the Company's chief executive officer agreed to extend the $3,000,000 personal guaranty to remain in effect until all obligations under the forbearance agreement are paid in full. The Company did not make the April 1, 2002, term loan payment. The Company and CIT negotiated an amendment of the forbearance agreement to extend the payout period for the Company's revolving line of credit and term loan. In conjunction with these negotiations the Company, on May 10, 2002, paid the $500,000 quarterly term loan payment which was originally due on April 1, 2002. In addition, the Company verbally agreed to pay the lenders $200,000 at the end of each month to reduce its revolving line of credit balance. The balance due under the revolving line of credit as of December 31, 2002 was $456,000. The Company also made its term loan payments in the amount of $500,000, due July 1 and October 1, 2002. The balance due under the Company's term loan after these payments was $4,000,000. On November 6, 2002 the Company received an additional extension of the forbearance. Under the terms of the extension the Company has agreed to: (i) continue to make monthly payments of $200,000 against its revolving line of credit, (ii) make principal payments of $500,000 against its term loan on January, April and July 1 of 2003 with the remaining balance due July 31, 2003 and (iii) continue to make monthly payments against certain other amounts due the lenders. The Company failed to make the term loan payment due January 1, 2003. On February 25, 2003, the Company received notification from its lenders that they would not take any action despite the failure to make the payment.

          The obligations under the Financing Agreement are collateralized by substantially all of the assets of the Company. The Financing Agreement contains various financial and other covenants and conditions, including, but not limited to, limitations on paying dividends, making acquisitions and incurring additional indebtedness.

          The Company was not in compliance, as of March 31, 2003 and December 31, 2002, with certain covenants contained in its loan agreements. The Company's lenders, under the January 18, 2002 and February 25, 2003 forbearance agreements, have indicated that they have no current intention to take action with respect to such non-compliance but have not waived the covenant violations.

          The Company's chief executive officer has personally guaranteed $3 million of indebtedness outstanding under the Financing Agreement. This guaranty, which initially was to expire on December 6, 2000, has been extended until the loans are repaid in full.

          As a result of the Adamson Agreement, the Company no longer needed financing to purchase inventory or to finance future accounts receivable. During 2002, the Company reduced its revolving line of credit from $4,485,000 to $456,000 through the revenue generated under its license agreements and the sale of inventory to Grupo pursuant to the Grupo Agreement. As of May 1, 2003, the revolving line of credit has been paid in full.

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

          In February 2001, the Company entered into a Securities Purchase Agreement with KC Aris Fund I, L.P. ("KC") pursuant to which the Company was to issue Convertible Debentures in the aggregate sum of $10,000,000. The Debentures mature in three years, bear interest at 8.5% per annum, payable quarterly, and are convertible into shares of common stock at the rate of $.46 per share. Accordingly, the Company has reclassified the $7,500,000 Debenture into current liabilities from long-term debt. KC only purchased $7,500,000 of Debentures, convertible into 16,304,347 shares of Common Stock. The Company used the proceeds to pay down a portion of the borrowings under its revolving credit facility. On August 5, 2002 KC, sent the Company a notice of default arising from the Company's failure to pay interest in the amount of approximately $321,000 that was due on January 31 and April 30, 2002. On September 3, 2002, the Company reached an agreement with KC and the default was rescinded. The Company agreed to pay KC $50,000 every three weeks starting on September 3, 2002 and continuing until all interest due KC is brought up to date under the terms of the Debentures. The Company is current in its payments to KC as of the date of this filing.

          The Company's indebtedness consists, in part, of its obligations to BNY Financial Corporation ("BNY") under the Series A Junior Secured Note Agreement dated June 30, 1993, pursuant to which BNY is owed $5,642,000 in principal, as of March 31, 2003. On October 31, 2002, the Company
received a forbearance on the principal balance of BNY's Note, $5,642,000, until December 2, 2002. On January 31, 2003, BNY agreed to defer payment on the note until February 28, 2003 (the "Deferral Date"). As of the date of this filing the Company is continuing to negotiate with BNY but has not received any further deferrals from BNY. Although BNY has indicated a willingness to work with the Company, there can be no assurance that BNY will agree to any such restructuring.

          On May 7, 2003, the Company signed a definitive trademark purchase agreement with Global providing for the sale of the trade name and service mark XOXO(R) and the trademarks XOXO(R), XOXO IN AMERICA AND ABROAD(R), LOLA(R) and FRAGILE(R) along with certain related assets and accompanying goodwill for a total sum of $43 million in cash (Notes 3 and 13). The Company intends to use the proceeds of the trademark assets sale to pay off its debt obligations and provide working capital.

          The trademark purchase agreement has been approved by the Company's board of directors and the board of managers of Global. The transaction is subject to customary conditions, including the approval of the Company's shareholders

          Assuming that the trademark assets sale is consummated the Company plans to repay existing indebtedness and to finance its operations through, (i) continued negotiated settlements with creditors, (ii) substantially reducing its overhead and (iii) royalties from its remaining trademarks and sub-license.

          There can be no assurance that the trademark assets sale will be consummated or that the timing of cash receipts to be realized from working capital and operations will be sufficient to meet obligations as they become due. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


RESULTS OF OPERATIONS

          The Company reported a net loss of $1,279,000 for the three-month period ended March 31, 2003 compared to a net loss of $5,658,000 for the three month period ended March 31, 2002.

          During the three-months ended March 31, 2003, the Company's loss was attributable to an increase in legal expenses, the write-off of previously recognized XOXO license royalties and a soft retail environment which affected sales at Adamson and negatively impacted the Company's royalty revenue. During the three-months ended March 31, 2002, the Company's loss was largely attributable to the default by Grupo of its license agreement and the closing by the Company of three retail store locations. Under the default by Grupo the Company did not receive approximately $1,000,000 in license royalties and wrote off approximately $1,959,000 in operating expense reimbursements. In addition, the Company recorded charges aggregating $2,258,000 in the first quarter of 2002, consisting of an accrual of approximately $1,113,000 for 2002 store rent, property and equipment write-downs of approximately $441,000 and goodwill impairment charges of approximately $412,000 and an additional $292,000 of lease termination costs relating to the 2000 restructuring reserve.

REVENUES

SALES TO CUSTOMERS

          The Company's net sales to customers increased from $997,000 during the three-month period ended March 31, 2002 to $1,094,000 during the three-month period ended March 31, 2003. This increase was attributable to increased retail sales at the Company's internet sales operation due to the inclusion of the Company's Baby Phat(R) branded products to the site. This was offset by the closing of three of the Company's four retail stores in the first quarter of 2002.

ROYALTY INCOME

          The Company's royalty income increased from $2,088,000 during the three-months ended March 31, 2002 to $2,116,000 for the three-months ended March 31, 2003. This increase was attributable to an overall increase in royalty revenue under the Adamson license as compared to royalty revenue earned in the comparable period of 2002 under the terminated Grupo agreement. Under the default by Grupo, the Company did not receive approximately $1,000,000 in minimum license royalties. This was offset as the Company wrote off royalties receivable as the result of defaults by two of its XOXO licensees.

GROSS PROFIT

          Gross profit for the three-months ended March 31, 2003 was $2,667,000 or 83.1% of revenues compared to $2,482,000 or 80.5% of revenues for the three-months ended March 31, 2002. Gross profit as a percentage of revenues for the three-months ended March 31, 2003 was positively impacted by increased retail sales at the Company's internet site. This was offset by the soft retail environment which affected sales at Adamson which negatively impacted the Company's royalty revenue. In addition, the Company wrote off royalties receivable as the result of defaults by two of its XOXO licensees.

SELLING AND ADMINISTRATIVE EXPENSES

          Selling and Administrative expenses were $3,482,000 or 108.5% of revenues for the three-months ended March 31, 2003 as compared to $5,388,000 or 174.7% of revenues for the three-months ended March 31, 2002. Selling and Administrative expenses as a percentage of revenue for the three-months ended March 31, 2003 continue to be negatively impacted by legal expenses incurred in the Company's defense of various lawsuits, the abandonment in 2002 of three retail locations and the ongoing negotiations with its creditors to settle outstanding amounts due them. This was partially offset as the Company continued to benefit from Adamson's assumption of Grupo's responsibility for most of the Company's operating overhead. Selling and Administrative expenses as a percentage of revenues for the three-months ended March 31, 2002 were adversely affected by the Grupo default. The Company incurred $220,000 in charges that were Grupo's direct obligation. In addition, the Company incurred legal expenses in connection with the Grupo bankruptcy, abandonment of its three retail store locations in the first quarter of 2002 and the Company's ongoing negotiations with its creditors to settle outstanding amounts due them.

IMPAIRMENT OF LONG-LIVED ASSETS

          The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.

The Company evaluates the carrying value of its long-lived assets in relation to the operating performance and future undiscounted cash flows of the underlying assets when indications of impairment are present. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. During the three-month period ended March 31, 2002, the Company recorded an impairment charge of $853,000 relating to property and equipment and goodwill associated with its retail store operations.The Company closed three of its four retail stores during the three-months ended March 31, 2002, and recorded the impairment charge in connection with the closing.

RESTRUCTURING AND OTHER COSTS

          The Company closed three of its four full price XOXO retail stores during the three-month period ended March 31, 2002. As a result, the Company recorded charges aggregating $2,258,000, consisting of an accrual of approximately $1,113,000 for 2002 rent, an additional $292,000 of lease termination costs relating to the 2000 restructuring reserve, property and equipment write-downs of approximately $441,000 and goodwill impairment charges of approximately $412,000.


INTEREST EXPENSE

          Interest expense for the three-months ended March 31, 2003 was $461,000 as compared to $522,000 for the three-months ended March 31, 2002. This decrease was primarily attributable to the continuing reduction in borrowings under the Company's financing agreement..


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

          As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          The Company, in the ordinary course of its business, is party to various legal actions the outcome of which the Company believes may have a material adverse effect on its consolidated financial position and results of operations. Several of these actions stem from Grupo incurring expenses in the Company's name. Although the Company did not authorize these expenses, the Company mat be subject to liability for them. Because of Grupo's bankruptcy filing, it is unlikely that the Company will be able to recover any of these amount from Grupo. In addition, the following updates information regarding certain litigation to which the Company is subject:

     FASHION WORLD-SANTA V. LOLA, INC.:
     ---------------------------------

     On February 11, 2002, Fashion World-Santa filed an unlawful detainer action against Lola, Inc. ("Lola") in the Los Angeles Superior Court. That action sought to evict Lola, on grounds of non- payment of rent, from an XOXO retail store located in Beverly Hills, California. Lola is a party to a five-year lease for that store, and that lease does not expire until April 2006. XOXO Clothing Company, Inc. responded to the complaint as successor in interest to Lola, Inc., denying the material allegations of the complaint, and asserting other affirmative defenses. On February 27, 2002, XOXO vacated the property and returned possession of the premises to the plaintiff. The matter is now set for trial on October 3, 2003, and XOXO intends to contest the amount of the plaintiff's alleged damages and the extent to which, if at all, the plaintiff has satisfied its duty to mitigate its damages. On October 15, 2002, XOXO made a written settlement offer in the amount of $400,002.99 but the plaintiff rejected the offer. Under the terms of the lease, XOXO may potentially be liable for approximately $1.8 million in rent, plus all of the plaintiff's attorney fees and other litigation expenses. The Company believe that the figure should be substantially reduced as a result of the plaintiff's obligation to mitigate its damages.

     CHRISTI WILSON V. ARIS:
     ----------------------

     On July 31, 2002, Christi Wilson, a former employee of the Company filed suit in the Supreme Court of the State of New York, County of New York, claiming that her commission agreement was breached by the Company. Ms.Wilson is seeking $900,000 in damages, representing commissions due under the agreement, and an unstated amount of alleged damages regarding a claim of slander. The material allegations of the complaint have been denied and the Company has filed counterclaims for $2,000,000 alleging breach of contract, breach of duty of good faith and fair dealing, breach of fiduciary duty, theft of trade secrets and tortious interference with prospective economic advantage. Discovery in this matter is ongoing. Ms. Wilson subsequently has filed a motion to amend her claim to increase the amount. This motion is pending before the court.

     CORONET GROUP, INC. V. EUROPE CRAFT IMPORTS, INC.:
     -------------------------------------------------

     Coronet has sued Europe Craft Imports, Inc., a wholly-owned subsidiary of the Company, in the Supreme Court of the State of New York, County of New York, claiming that Europe Craft breached a license agreement as Licensor of the Members Only trademark to Coronet, and seeking damages in excess of $1,000,000. Europe Craft has counter-claimed for unpaid future royalties under the agreement and intends to vigorously dispute Coronet's claims. Discovery is complete and the Company intends to move for summary judgement

     CAMPERS WORLD INTERNATIONAL, INC. V. PERRY ELLIS INTERNATIONAL AND ARIS INDUSTRIES, INC.:
     ---------------------------------------------------------------------------

     Campers World instituted an action in the United States District Court for the Southern District of New York in January 2002 against Perry Ellis International, Inc. ("PEI") and the Company. The complaint alleges that Campers World purchased approximately 460,000 pairs of PEI jeans from Aris for approximately $4,600,000 and subsequently sold those jeans to Costco. PEI thereafter informed Costco that the sale by Campers World to it was an unauthorized use of PEI's trademarks and that Aris was not authorized to sell the jeans to Campers World or to permit it to allow Campers World to sell jeans to Costco. Campers World seeks return of the purchase price and other damages from Aris. PEI has also asserted a cross-claim against Aris and its subsidiaries and the Company's chief executive officer alleging that Aris violated various license agreements regarding PEI's trademarks. Aris has answered the Campers World complaint denying the material allegations. In particular, Aris denies that it made the sale to Campers World that is the subject of its complaint. Aris has also denied the material allegations of PEI's cross- claim, and recently filed a motion for summary judgement to dismiss the trademark infringement claims brought by PEI. Aris intends to vigorously defend the claims and cross-claims.

     MELVILLE REALTY COMPANY, INC.V XOXO, EUROPE CRAFT IMPORTS AND ARIS, AS SUCCESSOR TO LOLA INC.
     ---------------------------------------------------------------------------

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

     426 WEST BROADWAY ASSOCIATES, L.P. V ARIS, 8-3, XOXO, 8-3 D/B/A XOXO, LOLA, INC., XOXO OUTLETS INC., 8-3 A/K/A 8-3 RETAIL INC. A/K/A XOXO, ECI, XOXO CLOTHING COMPANY, IN.
     ---------------------------------------------------------------------------

     426 West Broadway Associates instituted an action in the Supreme Court of the State of New York, County of New York claiming rent arrears on a retail store located at 426 West Broadway, New York, New York. This action seeks compensatory damages in the sum of $177,127 with interest from 2/1/02, and compensatory damages on a claim of "anticipatory breach of lease agreement" (however, this is alleged in lieu of a claim for accelerated rent, which the lease does not contain or provide for as a remedy). This litigation is being vigorously defended

     BEK TEKSTIL has sued Aris and its subsidiaries allegedly for the nonpayment of certain merchandise that it claims Aris wrongfully refused to accept and/or pay for. The Company intends to defend the action on the grounds that it has no evidence of having received the merchandise.

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

     SANDY ALEXANDER INC. has commenced an action in the United States District Court for the District of New Jersey, as Assignor of claims by Media Options for approximately $200,000 (including interest and late penalties) that it claims is owed by XOXO. The Company acknowledges that approximately $41,000 may be due, but disputes the balance

     GARSON INTERNATIONAL: The Company filed a complaint against Garson for its failure to pay approximately $95,000 due under an amendment to the license agreement. Garson has filed a counter-claim against the Company alleging that the Company interfered with its rights under a license agreement. The Company believes that Garson's counter-claim is without merit and was interposed solely for the purpose of fostering a settlement.

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

Form 8K filed May 8, 2003 - Trademark Purchase Agreement

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ARIS INDUSTRIES, INC.
                                      (Registrant)

Date: May 13 2003                     By /s/ Paul Spector
                                         -------------------------------
                                             Paul Spector
                                             Chief Financial Officer / Treasurer

                                 CERTIFICATIONS

I, Arnold Simon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Aris Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation,
including any corrective  actions  with  regard  to  significant   deficiencies
and  material weaknesses.

Date: May 13, 2003


/s/ Arnold Simon
-------------------------
Arnold Simon
Chief Executive Officer

I, Paul Spector, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Aris Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation,
including any corrective  actions  with  regard  to  significant   deficiencies
and  material weaknesses.

Date: May 13, 2003


/s/ Paul Spector
---------------------------
Paul Spector
Chief Financial Officer

I, Vincent F. Caputo, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Aris Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation,
including any corrective  actions  with  regard  to  significant   deficiencies
and  material weaknesses.

Date: May 13, 2003


/s/ Vincent F. Caputo
----------------------------
Vincent F. Caputo
Principal Accounting Officer

(c)  INDEX TO EXHIBITS

                                                               Filed as Indicate
                                                              Exhibit to Documen
                                                                 Referenced in
Exhibit No.                     Description                       Footnote No.
-----------                     -----------                   ------------------
    3.3        Restated Certificate of Incorporation filed            (3)
               on June 30, 1993

    3.4        Amended and Restated By-Laws effective June            (3)
               30, 1993

    3.5        Amendment to the Restated Certificate of               (20)
               Incorporation filed with the Secretary of State on July 29, 1999

    3.6        Amendment to the Restated Certificate of               (21)
               Incorporation filed with the Secretary of State in January 2001

    10.67      Series A Junior Secured Note Agreement dated           (3)
               as of June 30, 1993 between Registrant and BNY Financial Corporation.

    10.68      Series A Junior Secured Note dated as of June          (3)
               30, 1993 issued by Registrant to BNY
               Financial Corporation.

    10.72      Secondary Pledge Agreement dated as of June            (3)
               30, 1993 between Registrant, BNY Financial
               Corporation and AIF II, L.P.

    10.81      Form of Indemnification Agreement dated as of          (3)
               June 30, 1993 between Registrant and each member of Registrant's Board of Directors.

    10.99      Warrant dated September 30, 1996 issued by             (10)
               Aris Industries, Inc. to Heller Financial,
               Inc.

    10.111     Securities Purchase Agreement, dated as of             (17)
               February 26, 1999, between Aris Industries,
               Inc., Apollo Aris Partners, L.P., AIF, L.P.,
               The Simon Group, L.L.C. and Arnold Simon.

    10.112     Shareholders Agreement, dated as of February           (17)
               26, 1999, between Aris Industries, Inc.,
               Apollo Aris Partners, L.P., AIF, L.P., The
               Simon Group, L.L.C. and Charles S. Ramat.

                                                               Filed as Indicate
                                                              Exhibit to Documen
                                                                 Referenced in
Exhibit No.                     Description                       Footnote No.
-----------                     -----------                   ------------------
    10.113     Equity Registration Rights Agreement, dated            (17)
               as of February 26, 1999, between Aris
               Industries, Inc., Apollo Aris Partners, L.P.,
               AIF, L.P., The Simon Group, L.L.C. and
               Charles S. Ramat.

    10.115     Financing Agreement dated February 26, 1999            (18)
               by and among the Company and its Subsidiaries and CIT Commercial Group, Inc. and the other
               Financial Industries named therein.

    10.118     Employment Agreement by and among the                  (19)
               Registrant, Europe Craft Imports, Inc., ECI
               Sportswear, Inc., XOXO and Gregg Fiene, dated
               August 10, 1999.

    10.119     Employment Agreement by and among the                  (19)
               Registrant, ECI, ECI Sportswear, Inc., XOXO and Gregg Fiene, dated August 10, 1999.

    10.120     Shareholders' Agreement by and among the               (19)
               Registrant, The Simon Group, LLC, Gregg
               Fiene, Michele Bohbot and Lynne Hanson, dated
               August 10, 1999.

    10.121     Amendment No. 2 to Financing Agreement by and          (19)
               among Aris Industries, Inc., Europe Craft
               Imports, Inc., ECI Sportswear, Inc., Stetson
               Clothing Company, Inc., XOXO; the Financial
               Institutions from time to time party to the Financing Agreement, as Lenders; and The CIT
               Group/Commercial Services, Inc. as Agent, dated August 10, 1999.

    10.122     Amended and Restated 1993 Stock Option Plan            (16)

    10.123     Employment Agreement with Steven Feiner                (21)

    10.125     Agreement between the Company and certain of           (21)
               its subsidiaries and Grupo Xtra dated
               January, 2001

    10.126     Form Securities Purchase Agreement Dated as            (21)
               of February, 2001 between the Company and KC
               Aris Fund I, L.P.

    10.127     Trademark License Agreement Adamson Apparel,           (22)
               Inc.

    10.128     Trademark Purchase Agreement                           (23)

    21         List of Subsidiaries                                   (21)

                                                               Filed as Indicate
                                                              Exhibit to Documen
                                                                 Referenced in
Exhibit No.                     Description                       Footnote No.
-----------                     -----------                   ------------------
    99.1       Certification under Section 906 of the                 (24)
               Sarbanes/Oxley Act

    99.2       Certification under Section 906 of the                 (24)
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

(23)       Filed as an Exhibit to Form 8K filed May 8, 2003

(24)       Filed herewith

----------------
* The Schedules and Exhibits to such Agreements have not been filed by the Company, who hereby undertakes to file such schedules and exhibits upon request of the Commission.