Form 10-Q
period 2003-06-30
ARIS INDUSTRIES INC
filed 2003-08-14
CIK 100979

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


      For the Quarter ended                (Commission File Number): 1-4814
          June 30, 2003


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

                  YES __X__                 NO _____


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                  YES _____                 NO __X__


Number of shares of Common Stock outstanding                        108,819,527
As of August 13, 2003

                              ARIS INDUSTRIES, INC.


                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  a.   Consolidated Condensed Balance Sheets as
                       of June 30, 2003 and December 31, 2002                  3

                  b.   Consolidated Condensed Statements of
                       Operations for the Six-Months Ended
                       June 30, 2003 and June 30, 2002                         4

                  c.   Consolidated Condensed Statements of
                       Operations for the Three-Months Ended
                       June 30, 2003 and June 30, 2002                         5

                  d.   Consolidated Condensed Statements of
                       Cash Flows for the Six-Months Ended
                       June 30, 2003 and June 30, 2002                         6

                  e.   Notes to Consolidated Condensed
                       Financial Statements                                    7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                  15

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                           22

         Item 4.  Controls and Procedures                                     22


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                           22

         Item 2.  Changes in Securities and Use of Proceeds                   25

         Item 3.  Defaults upon Senior Securities                             25

         Item 4.  Submission of Matters to a Vote of
                  Security Holders                                            25

         Item 5.  Other Information                                           25

         Item 6.  Exhibits and Reports on Form 8-K                            25

SIGNATURES                                                                    26

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          June 30,     December 31,
ASSETS                                                                      2003           2002
                                                                        -----------    ------------
                                                                        (Unaudited)
Current assets:
   Cash                                                                   $     --      $     --
   Receivables, net                                                            297           626
   Receivable from related party                                                --           375
   Inventories                                                                 327           183
   Prepaid expenses and other current assets                                    30             3
                                                                          --------      --------

                         Total current assets                                  654         1,187

Property and equipment, net                                                  2,162         2,909

Goodwill, net                                                               33,930        33,930

Other assets                                                                   312           310
                                                                          --------      --------

                           TOTAL ASSETS                                   $ 37,058      $ 38,336
                                                                          ========      ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Borrowings under revolving credit facility                             $     84      $    456
   Loans payable to related parties, including accrued interest             13,984        13,026
   Current portion of long-term debt                                        17,142         9,642
   Current portion of capitalized lease obligations                            629           415
   Accounts payable                                                          4,872         3,620
   Accounts payable to related parties                                       1,216         1,096
   Accrued expenses and other current liabilities                            7,005         8,175
                                                                          --------      --------
                       Total current liabilities                            44,932        36,430

Long-term debt, net of current portion                                          --         7,500
Capitalized lease obligations                                                  226           569
Other liabilities                                                            1,619         1,637
                                                                          --------      --------
                           Total liabilities                                46,777        46,136
                                                                          --------      --------

Commitments and contingencies

Stockholders' deficiency:
   Preferred stock, $.01 par value: 10,000 shares authorized; none
      issued and outstanding                                                    --            --
   Common stock, $.01 par value: 200,000 shares authorized
      108,819 issued and outstanding at June 30, 2003
      and December 31, 2002                                                  1,088         1,088
   Additional paid-in capital                                               86,146        86,146
   Accumulated deficit                                                     (96,953)      (95,027)
   Unearned compensation                                                        --            (7)
                                                                          --------      --------

                    Total stockholders' deficiency                          (9,719)       (7,800)
                                                                          --------      --------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                            $ 37,058      $ 38,336
                                                                          ========      ========

See accompanying notes to consolidated condensed financial statements

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         Six-            Six-
                                                     Months Ended   Months Ended
                                                       June 30,       June 30,
                                                         2003           2002
                                                     ------------   ------------
REVENUES:
   SALES TO CUSTOMERS                                 $   2,527      $   1,687
   ROYALTY INCOME                                         4,718          4,570
                                                      ---------      ---------

TOTAL REVENUES                                            7,245          6,257

COST OF GOODS SOLD                                         (974)          (926)
                                                      ---------      ---------

GROSS PROFIT                                              6,271          5,331

OPERATING EXPENSES:
   SELLING AND ADMINISTRATIVE EXPENSES                   (7,322)       (11,287)
   IMPAIRMENT OF LONG-LIVED ASSETS                           --           (853)
   RESTRUCTURING AND OTHER COSTS                             --           (509)
                                                      ---------      ---------


LOSS FROM OPERATIONS                                     (1,051)        (7,318)

INTEREST EXPENSE, NET                                      (869)        (1,055)
                                                      ---------      ---------

LOSS BEFORE INCOME TAX PROVISION                         (1,920)        (8,373)

   INCOME TAX (PROVISION) BENEFIT                            (6)            25
                                                      ---------      ---------

NET LOSS                                              $  (1,926)     $  (8,348)
                                                      =========      =========


NET LOSS PER SHARE                                    $   (0.02)     $   (0.10)
                                                      ---------      ---------


PER SHARE DATA:
   Weighted average shares outstanding - Basic          108,819         86,918


See accompanying notes to consolidated condensed financial statements

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       Three-          Three-
                                                    Months Ended    Months Ended
                                                      June 30,        June 30,
                                                        2003            2002
                                                    ------------    ------------
REVENUES:
   SALES TO CUSTOMERS                                 $   1,433      $     690
   ROYALTY INCOME                                         2,602          2,482
                                                      ---------      ---------

TOTAL REVENUES                                            4,035          3,172

COST OF GOODS SOLD                                         (431)          (323)
                                                      ---------      ---------

GROSS PROFIT                                              3,604          2,849

OPERATING EXPENSES:
   SELLING AND ADMINISTRATIVE EXPENSES                   (3,840)        (5,899)
   IMPAIRMENT OF LONG-LIVED ASSETS                           --             --
   RESTRUCTURING AND OTHER COSTS                             --            895
                                                      ---------      ---------


LOSS FROM OPERATIONS                                       (236)        (2,155)

INTEREST EXPENSE, NET                                      (408)          (533)
                                                      ---------      ---------

LOSS BEFORE INCOME TAX PROVISION                           (644)        (2,688)

   INCOME TAX (PROVISION) BENEFIT                            (3)            (2)
                                                      ---------      ---------

NET LOSS                                              $    (647)     $  (2,690)
                                                      =========      =========


NET LOSS PER SHARE                                    $   (0.01)     $   (0.03)
                                                      ---------      ---------


PER SHARE DATA:
   Weighted average shares outstanding - Basic          108,819         88,783


See accompanying notes to consolidated condensed financial statements

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        Six-          Six-
                                                                                   Months Ended   Months Ended
                                                                                      June 30,      June 30,
                                                                                        2003          2002
                                                                                   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                          $(1,926)     $(8,348)

    Adjustments to reconcile net loss to net cash provided by (used in)
         operating activities:
         Depreciation and amortization                                                    747        1,144
         Non-cash stock transaction charged to expense                                     --        1,300
         Non-cash stock based compensation                                                  7           43
         Provision for accrued restructuring charges                                       --          509
         Write-off of receivables from licensee                                            --        1,959
         Impairment on property and equipment                                              --          440
         Impairment of goodwill                                                            --          412
    Change in assets and liabilities:
         Decrease in receivables                                                          704          925
         Decrease in due from licensee                                                     --        2,994
         (Increase)/decrease in inventories                                              (144)         313
         (Increase)/decrease in prepaid expenses and other current assets                 (27)         204
         (Increase)/decrease in other assets                                               (2)           6
         Increase/(decrease) in accounts payable                                        1,252         (737)
         Increase in accounts payable to related parties                                  120          198
         (Decrease)/increase in accrued expenses and other current liabilities         (1,170)       1,255
         Decrease in other liabilities                                                    (18)        (782)
                                                                                      -------      -------

                         Net cash (used in) provided by operating activities             (457)       1,835
                                                                                      -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                   --          (17)
                                                                                      -------      -------

                         Net cash used in investing activities                              0          (17)
                                                                                      -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of long-term debt and capital leases                                      (129)      (1,374)
    Advances from related party                                                           958        2,511
    Decrease in borrowings under revolving credit facility                               (372)      (3,020)

                                                                                      -------      -------

                         Net cash provided by (used in) financing activities              457       (1,883)
                                                                                      -------      -------


NET INCREASE (DECREASE) IN CASH                                                             0          (65)

CASH, BEGINNING OF PERIOD                                                                   0          457
                                                                                      -------      -------

CASH, END OF PERIOD                                                                   $     0      $   392
                                                                                      =======      =======

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
    Issuance of common stock in settlement of accounts payable                             --      $ 2,250


See accompanying notes to consolidated condensed financial statements

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

         The consolidated condensed financial statements as of June 30, 2003 and for the six and three- month periods ended June 30, 2003 and 2002 are unaudited and reflect all adjustments consisting of normal recurring adjustments and restructuring and other costs which are, in the opinion of management, necessary for a fair presentation of financial position, operating results and cash flows for the periods.

         The consolidated condensed balance sheet as of December 31, 2002 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting standards appropriate for interim financial statements and should be read in conjunction with the financial statements and notes thereto included in Aris Industries, Inc. (the "Company", the "Registrant" or "Aris") Annual Report on Form 10-K for the year ended December 31, 2002. The operating results for the six and three-month periods ended June 30, 2003 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2003.

2. FINANCIAL ACCOUNTING STANDARDS NO. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES"

         In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the consolidated financial statements.

3. LIQUIDITY RISKS

         These consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

         The Company has continued to incur losses from operations and had a working capital deficit of $44,278,000 at June 30, 2003 as compared to a working capital deficit of $35,243,000 at

December 31, 2002. In addition, the Company was not in compliance with certain covenants contained in its credit facility. However, the Company has been advised by its lenders that they are willing to work with the Company to structure the remaining payments in a manner the Company should be able to make. Amounts outstanding under the revolving credit facility were reduced from $456,000 at December 31, 2002 to $84,000 as of June 30, 2003.

         During 2002, the Company completed its first full year as a licensor or sub-licensor of its owned or licensed trademarks. In April 2002, the Company terminated its license agreement with Grupo Xtra of New York, Inc. ("Grupo") and shortly thereafter Grupo filed for bankruptcy protection under Chapter XI of the Bankruptcy Code. On April 25, 2002, Judge E. Robles of the United States
Bankruptcy Court, Central District of California, terminated the Trademark License Agreement and ordered Grupo to immediately discontinue all use of trademark bearing XOXO(R) , Baby Phat(R), Brooks Brothers Golf(R), Fragile(R) and Members Only(R). Following the effectiveness of the termination of the Grupo Agreement, the Company reached an agreement with Adamson Apparel, Inc. ("Adamson") to license from the Company and its subsidiaries the XOXO(R) , Members Only(R) and Baby Phat(R) trademarks that had been previously licensed by Grupo (Note 4).

         On May 7, 2003, the Company signed a definitive trademark purchase agreement with Global Brand Holdings, LLC ("Global") providing for the sale of the trade name and service mark XOXO(R) and the trademarks XOXO(R), XOXO IN AMERICA AND ABROAD(R), LOLA(R) and FRAGILE(R) along with certain related assets and accompanying goodwill for a total sum of $43 million in cash (Note 13). The trademark purchase agreement was approved by the Company's board of directors and the board of managers of Global. The transaction was approved by the Company's shareholders at a special meeting held on Monday, June 30, 2003. On July 2, 2003, the Company completed the sale of the trade name and service mark. The Company received $43 million in cash at closing of which $2 million was set aside in one escrow account and $1 million was set aside in an additional escrow account, to secure certain post- closing obligations of the Company.

         As a result of the trademark assets sale, the Company repaid a substantial portion of its existing indebtedness and intends to finance its remaining operations through (i) continued negotiated settlements with trade creditors, (ii) substantially reducing its overhead and (iii) royalties from its remaining trademarks and license.

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

         The Adamson Agreement has an initial term which expires on December 31, 2003, which may be automatically renewed for a further one year term, subject to agreement by both parties, to manufacture, market and distribute at wholesale, women's clothing, jeanswear and sportswear under the XOXO and Members Only trademarks and, subject to Aris' rights as licensee with respect thereto, Baby Phat apparel. The royalty rate for XOXO and Members Only products is 9% and 3.5% for Baby Phat branded products. In addition, Adamson is also responsible for amounts due under the Company's license agreement with the licensor of Baby Phat.

          On May 7, 2003, the Company signed a definitive trademark purchase agreement with Global providing for the sale of the trade name and service mark XOXO(R) and the trademarks XOXO(R), XOXO IN AMERICA AND ABROAD(R), LOLA(R) and FRAGILE(R) along with certain related assets and accompanying goodwill for a total sum of $43 million in cash (Notes 3 and 13). The Global agreement requires the Adamson license to be terminated as of closing. Under the terms of the trademark purchase agreement Adamson will cease shipping XOXO branded products as of September 30, 2003.

5. SALE OF CONVERTIBLE DEBENTURES

         In February 2001, the Company entered into a Securities Purchase Agreement with KC Aris Fund I, L.P. ("KC") pursuant to which the Company was to issue Convertible Debentures in the aggregate sum of $10,000,000. The Debentures mature in three years, bear interest at 8.5% per annum, payable quarterly, and are convertible into shares of common stock at the rate of $.46 per share. KC only purchased $7,500,000 of Debentures, convertible into 16,304,347 shares of Common Stock. The Company used the proceeds to pay down a portion of the borrowings under its revolving credit facility. On August 5, 2002, KC sent the Company a notice of default arising from the Company's failure to pay interest in the amount of approximately $321,000 that was due on January 31 and April 30, 2002. On September 3, 2002, the Company reached an agreement with KC and the default was rescinded. The Company agreed to pay KC $50,000 every three weeks starting on September 3, 2002 and continuing until all interest due KC is brought up to date under the terms of the Debentures. As of June 30, 2003 the Company owed KC approximately $325,000 in accrued interest in addition to the $7,500,000 in principal which are included in current liabilities.

6. DEBT

         The Company's indebtedness consists, in part, of its obligations to BNY Financial Corporation ("BNY") under the Series A Junior Secured Note Agreement dated June 30, 1993, pursuant to which BNY is owed $5,642,000 in principal, as of June 30, 2003. On October 31, 2002, the Company received a forbearance on the principal balance of BNY's Note, $5,642,000, until December 2, 2002. On January 31, 2003, BNY agreed to defer payment on the note until February 28, 2003 (the "Deferral Date"). The Company has continued its negotiations with BNY. As of June 30, 2003 the Company was indebted to BNY in the amount of approximately $5,810,000 including accrued interest.

         On January 18, 2002, the Company entered into a forbearance agreement with CIT as agent for the lenders under the Company's Financing Agreement. Under the terms of the forbearance agreement the following occurred: (i) the Company received $3,000,000 from Grupo of which $2,500,000 was applied against the revolving line of credit and the remaining $500,000 was applied against the term loan, (ii) the Company was required to reduce the balance of the revolving credit facility and certain other amounts due the lenders on a monthly basis through July 31, 2002 at which time the balances were to be repaid in full. If the outstanding balance of the revolving credit facility and certain other amounts due the lenders at the end of any month exceeds the required monthly ending balance, as defined in the forbearance agreement, the Company has fifteen days to cure the excess principal before its lenders will take action against the Company, (iii) the Company was required to make installments of $500,000 on April 1 and July 1, 2002 and the remaining balance was due on October 31, 2002 and (iv) the Company's chief executive officer agreed to extend the $3,000,000 personal guaranty to remain in effect until all obligations under the forbearance agreement are paid in full. The Company did not make the April 1, 2002, term loan payment. The Company and CIT negotiated an amendment of the forbearance agreement to extend the payout period for the Company's revolving line of credit and term loan. In conjunction with these negotiations the Company, on May 10, 2002, paid the $500,000 quarterly term loan payment which was originally due on April 1, 2002. In addition, the Company verbally agreed to pay the lenders $200,000 at the end of each month to reduce its revolving line of credit balance. The balance due under the revolving line of credit as of December 31, 2002 was $456,000. The Company also made its term loan payments in the amount of $500,000, due July 1 and October 1, 2002. The balance due under the Company's term loan after these payments was $4,000,000. On November 6, 2002, the Company received an additional extension of the forbearance. Under the terms of the extension the Company has agreed to: (i) continue to make monthly payments of $200,000 against its revolving line of credit, (ii) make principal payments of $500,000 against its term loan on January, April and July 1 of 2003 with the remaining balance due July 31, 2003 and (iii) continue to make monthly payments against certain other amounts due the lenders. As of June 30, 2003 the Company's outstanding obligations to CIT included approximately $84,000 under its revolving line of credit and $4,000,000 in principal under its term loan.

         The obligations under the Financing Agreement are collateralized by substantially all of the assets of the Company. The Financing Agreement contains various financial and other covenants and conditions, including, but not limited to, limitations on paying dividends, making acquisitions and incurring additional indebtedness.

         The Company was not in compliance, as of June 30, 2003 and December 31, 2002, with certain covenants contained in its loan agreements. The Company's lenders, under the January 18, 2002 and February 25, 2003 forbearance agreements, have indicated that they have no current intention to take action with respect to such non-compliance but have not waived the covenant violations.

         The Company's  chief  executive  officer has  personally  guaranteed $3
million  of  indebtedness  outstanding  under  the  Financing  Agreement.   This
guaranty, which initially was to expire on December

6, 2000, will expire upon re-payment of the Company's obligations to CIT.

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

     Options and warrants to purchase 10,136,345 and 11,346,845 shares of Common Stock were outstanding as of June 30, 2003 and 2002, respectively, but were not included in the computation of diluted loss per share because the effect would be anti-dilutive. In addition, conversion rights under the Convertible Debentures to convert the Debentures into 16,304,345 shares of Common Stock were not included in the computation of diluted loss per share because the result would be anti- dilutive.

9. STOCK INCENTIVE PLAN

     The Company has a stock  incentive  plan which is  described  more fully in
Note 9 of the Company's Annual Report on Form 10-K for 2002. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employee compensation. (in thousands, except per share data)

                                      Six-Months Ended         Six-Months Ended
                                        June 30, 2003            June 30, 2002
                                        -------------            -------------
Net loss
   As reported                           $   (1,926)              $   (8,348)
   Pro forma                                 (2,216)                  (9,345)
Net loss per share-basic
   As reported                           $    (0.02)              $    (0.10)
   Pro forma                                  (0.02)                   (0.11)

                                     Three-Months Ended       Three-Months Ended
                                        June 30, 2003            June 30, 2002
                                        -------------            -------------
Net loss
   As reported                           $     (647)              $   (2,690)
   Pro forma                                   (792)                  (3,188)
Net loss per share-basic
   As reported                           $    (0.01)              $    (0.03)
   Pro forma                                  (0.01)                   (0.04)


10. RELATED PARTY TRANSACTIONS

     In June 2000, First A.H.S. Acquisition Corp. ("AHS"), a company owned by the Company's chief executive officer, entered into an agreement (the "Letter of Credit Agreement") with the Company's principal commercial lender to facilitate the opening of up to $17,500,000 in letters of credit for inventory for the Company. Pursuant to the Letter of Credit Agreement, AHS purchased inventory which was to be held at the Company's warehouse facilities. Such inventory was sold to the Company at cost when the Company was ready to ship the merchandise to the customer. As of June 30, 2003, the Company owed AHS $7,090,000. In connection with the Letter of Credit Agreement, the chief executive officer of the Company guaranteed up to $7,000,000 of AHS obligations to the Company's principal commercial lender, and pledged collateral in that amount to such lender. The obligations to First AHS were secured by certain of the Company's inventory and proceeds thereafter.

     During January 2001, the Company's chief executive officer loaned the Company $2,000,000. In 2002 , the Company's chief executive officer loaned the Company an additional $1,500,000. The loans are payable on demand and bear interest at prime plus one quarter percent.

     The Company's chief executive officer personally guaranteed $3,000,000 of indebtedness outstanding under the Financing Agreement. This guaranty, which initially was to expire on December 6, 2000, will expire upon re-payment of the Company's obligations to CIT.

     Adamson is a newly-formed New York corporation which is majority owned by the Company's chairman and chief executive officer and principal stockholder (Note 4). As of June 30, 2003, the Company was indebted to Adamson in the amount of $3,281,000, which is payable on demand and bears no interest.

     At December 31, 2002 the Company had receivables of $375,000 from Humane Inc, a company wholly owned by Steven Feiner a director and officer of the Company. During the three-months ended March 31, 2003 Humane returned these goods to the Company. The Company recorded a markdown of approximately $180,000 on this merchandise and it is included in the Company's inventory as of June 30, 2003.

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

     Segment information for the six and three- month periods ended June 30, 2003 and 2002, for both segments are set forth below. Corporate overhead is included in the licensing segment data.


        Retail Segment Financial
               Information               Three Months Ended  Three Months Ended
             (in thousands)                June 30, 2003       June 30, 2002
        ------------------------         ------------------  ------------------
Revenues                                      $ 1,433           $   690
Cost of Goods Sold                                431               323
Selling and administrative expenses               824               877
Net income (loss)                                 178              (510)


       Licensing Segment Financial
               Information               Three Months Ended  Three Months Ended
             (in thousands)                June 30, 2003       June 30, 2002
       ---------------------------       ------------------  ------------------
Revenues                                      $ 2,602           $ 2,482
Selling and administrative expenses             3,016             5,022
Restructuring and other costs                      --              (895)
Interest expense                                  408               533
Income tax provision/(benefit)                      3                (2)
Net loss                                         (825)           (2,180)

        Retail Segment Financial
               Information                Six Months Ended   Six Months Ended
             (in thousands)                June 30, 2003       June 30, 2002
        ------------------------          ----------------   ----------------
Revenues                                      $ 2,527           $ 1,687
Cost of Goods Sold                                974               926
Selling and administrative expenses             1,327             1,666
Impairment of long lived assets                    --               853
Restructuring and other costs                      --             1,404
Net income (loss)                                 226            (3,162)


       Licensing Segment Financial
               Information                Six Months Ended   Six Months Ended
             (in thousands)                June 30, 2003       June 30, 2002
       ---------------------------        ----------------   ----------------
Revenues                                      $ 4,718           $ 4,570
Selling and administrative expenses             5,995             9,621
Restructuring and other costs                      --              (895)
Interest expense                                  869             1,055
Income tax provision/(benefit)                      6               (25)
Net loss                                       (2,152)           (5,186)


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

13. SUBSEQUENT EVENTS

     On May 7, 2003, the Company signed a definitive trademark purchase agreement with Global Brand Holdings, LLC ("Global") providing for the sale of the trade name and service mark XOXO(R) and the trademarks XOXO(R), XOXO IN AMERICA AND ABROAD(R), LOLA(R) and FRAGILE(R) along with certain related assets and accompanying goodwill for a total sum of $43 million in cash. The trademark purchase agreement was approved by the Company's board of directors and the board of managers of Global. The transaction was approved by the Company's shareholders at a special meeting held on Monday, June 30, 2003.

On July 2, 2003, the Company completed the sale of the trade name and mark. The Company received $43 million in cash at closing of which $2 million was set aside in one escrow account and $1 million was set aside in an additional escrow account, to secure certain post-closing obligations of the Company. The balance of the proceeds were used to repay certain existing indebtedness of the Company and other liabilities.

As a result of the trademark assets sale, the Company will record a non-cash book gain of approximately $20,000,000 in the third quarter of 2003.



                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following analysis of the financial condition and results of operations of Aris Industries, Inc. (the "Company") for the six and three-month periods ended June 30, 2003 and 2002 should be read in conjunction with the consolidated condensed financial statements, including the notes thereto, included on pages 3 through 13 of this report.

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

ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 146

     In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("ETIF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the consolidated financial statements.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

            These consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

            As of June 30, 2003, the Company had a working capital deficit of approximately $44,278,000 compared to a working capital deficit of approximately $35,243,000 at December 31, 2002. The increase in the working capital deficit was primarily due to the reclassification of the $7,500,000 of KC Aris Debentures from long-term debt into current liabilities since they mature in February 2004. In addition, the Company's working capital was negatively impacted by its loss in the first half of fiscal 2003. During the six-months ended June 30, 2003, the Company financed its working capital requirements principally through licensing revenue from Adamson and the Company's other licensees.
            In April 2002, the Company terminated its license agreement with Grupo and shortly thereafter Grupo filed for bankruptcy protection under Chapter XI of the Bankruptcy Code. On April 25, 2002, Judge E. Robles of the United States Bankruptcy Court, Central District of California, terminated the Trademark License Agreement and ordered Grupo to immediately discontinue all use of trademark bearing XOXO(R) , Baby Phat(R), Brooks Brothers Golf(R), Fragile(R) and Members Only(R). Following the effectiveness of the termination of the Grupo Agreement, the Company reached an agreement with Adamson Apparel, Inc. ("Adamson"), where the majority stockholder is the Company's chief executive officer, to license from the Company and its subsidiaries the XOXO(R), Members Only(R) and Baby Phat(R) trademarks that had been previously licensed by Grupo (Note 4). The royalty due from Adamson is based on a percentage of net sales.

            On January 18, 2002, the Company entered into a forbearance agreement with CIT as agent for the lenders under the Company's Financing Agreement. Under the terms of the forbearance agreement the following occurred:
(i) the Company received $3,000,000 from Grupo of which $2,500,000 was applied against the revolving line of credit and the remaining $500,000 was applied against the term loan, (ii) the Company was required to reduce the balance of the revolving credit facility and certain other amounts due the lenders on a monthly basis through July 31, 2002 at which time the balances were to be repaid in full. If the outstanding balance of the revolving credit facility and certain other amounts due the lenders at the end of any month exceeds the required monthly ending balance, as defined in the forbearance agreement, the Company has fifteen days to cure the excess principal before its lenders will take action against the Company, (iii) the Company was required to make installments of $500,000 on April 1 and July 1, 2002 and the remaining balance was due on October 31, 2002 and (iv) the Company's chief executive officer agreed to extend the $3,000,000 personal guaranty to remain in effect until all obligations under the forbearance agreement are paid in full. The Company did not make the April 1, 2002, term loan payment. The Company and CIT negotiated an amendment of the forbearance agreement to extend the payout period for the Company's revolving line of credit and term loan. In conjunction with these negotiations the Company, on May 10, 2002, paid the $500,000 quarterly term loan payment which was originally due on April 1, 2002. In addition, the Company verbally agreed to pay the lenders $200,000 at the end of each month to reduce its revolving line of credit balance. The balance due under the revolving line of credit as of December 31, 2002 was $456,000. The Company also made its term loan payments in the amount of $500,000, due July 1 and October 1, 2002. The balance due under the Company's term loan after these payments was $4,000,000. On November 6, 2002 the Company received an additional extension of the forbearance. Under the terms of the extension the Company has agreed to: (i) continue to make monthly payments of $200,000 against its revolving line of credit, (ii) make principal payments of $500,000 against its term loan on January, April and July 1 of 2003 with the remaining balance due July 31, 2003 and (iii) continue to make monthly payments against certain other amounts due the lenders. As of June 30, 2003 the Company's outstanding obligations to CIT included approximately $84,000 under its revolving line of credit and $4,000,000 in principal under its term loan.

            The obligations under the Financing Agreement are collateralized by substantially all of the assets of the Company. The Financing Agreement contains various financial and other covenants and conditions, including, but not limited to, limitations on paying dividends, making acquisitions and incurring additional indebtedness.

            The Company was not in compliance, as of June 30, 2003 and December 31, 2002, with certain covenants contained in its loan agreements. The Company's lenders, under the January 18, 2002 and February 25, 2003 forbearance agreements, have indicated that they have no current intention to take action with respect to such non-compliance but have not waived the covenant violations.

            The Company's chief executive officer has personally guaranteed $3 million of indebtedness outstanding under the Financing Agreement. This guaranty, which initially was to expire on December 6, 2000, will expire upon re-payment of the Company's obligations to CIT.

            In June 2000, First A.H.S. Acquisition Corp. ("AHS") a company owned by the Company's chief executive officer, entered into an agreement (the "Letter of Credit Agreement") with the Company's principal commercial lender to facilitate the opening of up to $17,500,000 in letters of credit for inventory for the Company. Pursuant to the Letter of Credit Agreement, the chief executive officer entered into a guaranty agreement limited to $7,000,000 of the reimbursement of AHS' obligations under the Letter of Credit Agreement. As of June 30, 2003, the Company owes AHS $7,090,000.

          In February 2001, the Company entered into a Securities Purchase Agreement with KC Aris Fund I, L.P. ("KC") pursuant to which the Company was to issue Convertible Debentures in the aggregate sum of $10,000,000. The Debentures mature in three years, bear interest at 8.5% per annum, payable quarterly, and are convertible into shares of common stock at the rate of $.46 per share. KC only purchased $7,500,000 of Debentures, convertible into 16,304,347 shares of Common Stock. The Company used the proceeds to pay down a portion of the borrowings under its revolving credit facility. On August 5, 2002 KC, sent the Company a notice of default arising from the Company's failure to pay interest in the amount of approximately $321,000 that was due on January 31 and April 30, 2002. On September 3, 2002, the Company reached an agreement with KC and the default was rescinded. The Company agreed to pay KC $50,000 every three weeks starting on September 3, 2002 and continuing until all interest due KC is brought up to date under the terms of the Debentures. As of June 30, 2003 the Company owed KC approximately $325,000 in accrued interest in addition to the $7,500,000 in principal which are included in current liabilities.

          The Company's indebtedness consists, in part, of its obligations to BNY Financial Corporation ("BNY") under the Series A Junior Secured Note Agreement dated June 30, 1993, pursuant to which BNY is owed $5,642,000 in principal, as of March 31, 2003. On October 31, 2002, the Company received a forbearance on the principal balance of BNY's Note, $5,642,000, until December 2, 2002. On January 31, 2003, BNY agreed to defer payment on the note until February 28, 2003 (the "Deferral Date"). The Company has continued its negotiations with BNY. As of June 30, 2003 the Company was indebted to BNY in the amount of approximately $5,810,000 including accrued interest.

          On May 7, 2003, the Company signed a definitive trademark purchase agreement with Global Brand Holdings, LLC ("Global") providing for the sale of the trade name and service mark XOXO(R) and the trademarks XOXO(R), XOXO IN AMERICA AND ABROAD(R), LOLA(R) and FRAGILE(R) along with certain related assets and accompanying goodwill for a total sum of $43 million in cash (Note 13). The trademark purchase agreement was approved by the Company's board of directors and the board of managers of Global. The transaction was approved by the Company's shareholders at a special meeting held on Monday, June 30, 2003. On July 2, 2003, the Company had completed the sale of the trade name and service mark. The Company received $43 million in cash at closing of which $2 million was set aside in one escrow account and $1 million was set aside in an additional escrow account, to secure certain post- closing obligations of the Company.

          The Company will record a non-cash book gain of approximately $20,000,000 in the third quarter of 2003 as a result of the trademark assets sale.

          As a result of the trademark assets sale, the Company repaid a substantial portion of its existing indebtedness and intends to finance its remaining operations through (i) continued negotiated settlements with trade creditors, (ii) substantially reducing its overhead and (iii) royalties from its remaining trademarks and license.

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

RESULTS OF OPERATIONS

          The Company reported net losses of $647,000 and $1,926,000 for the three and six-month periods ended June 30, 2003 compared to net losses of $2,690,000 and $8,348,000 for the three and six-month periods ended June 30, 2002.

          During the three-months ended June 30, 2003, the Company's loss was primarily attributable to continuing soft retail environment which affected sales at Adamson and negatively impacted the

Company's royalty revenue along with legal expenses incurred in connection with ongoing legal proceedings to which the Company is a party. During the three-months ended June 30, 2002, the Company's loss was largely attributable to the default by Grupo under its license agreement. As a result of the default by Grupo, the Company did not receive any license royalties due in April and incurred $803,000 in charges that were Grupo's direct obligation. In addition, the Company was required to record a non-cash charge in the amount of $1,300,000 relating to the commitment to issue 10,000,000 shares of the Company's common stock to an unrelated third party as consideration for him making an investment in Adamson. The management of the Company believes that this was vital to the success of Aris. This was offset by a recovery of $895,000 under a settlement agreement with the landlord of the Company's premises at 1411 Broadway in New York.

          During the six-months ended June 30, 2003, the Company's loss was attributable to legal expenses incurred in connection with ongoing legal proceedings to which the Company is a party, the write-off of previously recognized XOXO license royalties and a soft retail environment which affected sales at Adamson and negatively impacted the Company's royalty revenue. During the six-months ended June 30, 2002, the Company's loss was largely attributable to the default by Grupo of its license agreement and the closing by the Company of three retail store locations. As a result of the default by Grupo the Company did not receive approximately $1,000,000 in license royalties and wrote off approximately $1,959,000 in operating expense reimbursements and incurred $803,000 in charges that were Grupo's direct obligation. In addition, the Company recorded charges aggregating $2,257,000 in the first quarter of 2002, consisting of an accrual of approximately $1,113,000 for 2002 rent, an additional $292,000 of lease termination costs relating to the 2000 restructuring reserve, property and equipment write-downs of approximately $440,000 and goodwill impairment charges of approximately $412,000. The Company was required to record a non-cash charge in the amount of $1,300,000 relating to the commitment to issue 10,000,000 shares of the Company's common stock to an unrelated third party as consideration for him making an investment in Adamson. The management of the Company believes that this was vital to the success of Aris. This was offset by the favorable reversal of a previously recorded restructuring reserve of approximately $895,000 under a settlement agreement with the landlord of the Company's premises at 1411 Broadway in New York during the three-months ended June 30, 2002.


REVENUES

Sales to Customers
------------------

          The Company's net sales to customers increased from $690,000 and $1,687,000 during the three and six-month period ended June 30, 2002, respectively, to $1,433,000 and $2,527,000 during the three and six-month periods ended June 30, 2003, respectively. This increase was attributable to increased retail sales at the Company's internet sales operation due to the inclusion of the Company's Baby Phat(R) branded products to the site. This was offset by a decrease in sales at the Company's retail store operations as the result of the closing of three of the Company's four retail stores in the first quarter of 2002.

Royalty Income
--------------

          The Company's royalty income increased from $2,482,000 during the three-months ended June 30, 2002 to $2,602,000 for the three-months ended June 30, 2003. This increase was attributable to an overall increase in royalties from the Company's XOXO licenses as the result of a one time fee paid by its children's wear licensee as a buyout of their license. This was offset by lower revenues generated under the Company's license agreement with Adamson. In addition to a soft retail environment, Adamson began closing out sales of XOXO branded styles as a result of the trademarks asset purchase. This led to lower net sales and a corresponding reduction in royalties which are based on net sales.

          The Company's royalty income increased from $4,570,000 during the six-months ended June 30, 2002 to $4,718,000 for the six-months ended June 30, 2003. This increase was attributable to an overall increase in royalties from the Company's XOXO licenses as the result of a one time fee paid by its children's wear licensee as a buyout of their license. This was offset by lower revenues generated under the Company's license agreement with Adamson. In addition to a soft retail environment, Adamson began closing out sales of XOXO branded styles as a result of the trademarks asset purchase. This led to lower net sales and a corresponding reduction in royalties which are based on net sales. The Company also wrote-off royalty receivables in the first quarter of 2003 as the result of defaults by two XOXO licensees.

GROSS PROFIT

          Gross profit for the three-months ended June 30, 2003 was $3,604,000 or 89.3% of revenues compared to $2,849,000 or 89.8% of revenues for the three-months ended June 30, 2002. Gross profit as a percentage of revenues for the three-months ended June 30, 2003 was positively impacted by increased retail sales at the Company's internet site. This was offset by lower revenues generated under the Company's license agreement with Adamson.

          Gross profit for the six-months ended June 30, 2003 was $6,271,000 or 86.6% of revenues compared to $5,331,000 or 85.2% of revenues for the six-months ended June 30, 2002. Gross profit as a percentage of revenues for the six-months ended June 30, 2003 was positively impacted by increased retail sales at the Company's internet site. This was offset by lower revenues generated under the Company's license agreement with Adamson and the write-off of royalties receivable as the result of defaults by two of the Company's XOXO licensees.


 SELLING AND ADMINISTRATIVE EXPENSES

          Selling and Administrative expenses were $3,840,000 or 95.2% of revenues for the three- months ended June 30, 2003 as compared to $5,899,000 or 186.0% of revenues for the three-months ended June 30, 2002. Selling and Administrative expenses as a percentage of revenues for the three- months ended June 30, 2002 were adversely affected by the Grupo default. As a result of the default the Company was forced to incur operating expenses that were previously shared with Grupo while receiving no royalty income. The Company also incurred $803,000 in charges that were Grupo's direct obligation. In addition, the Company was required to record a non-cash charge in the amount of $1,300,000 relating to the commitment to issue 10,000,000 shares of the Company's common stock to an unrelated third party as consideration for an investment by the third party in Adamson.

          Selling and Administrative expenses were $7,322,000 or 116.8% of revenue for the six- months ended June 30, 2003 as compared to $11,287,000 or 180.4% of revenue for the six-months ended June 30, 2002. Selling and
Administrative expenses as a percentage of revenue for the six- months ended June 30, 2003 continue to be negatively impacted by legal expenses incurred in connection with the Company's defense of various lawsuits. Selling and Administrative expenses as a percentage of revenues for the six-months ended June 30, 2002 have been adversely affected by the Grupo default. As a result of the default the Company was forced to write off receivables from Grupo for shared operating expenses and incurred $803,000 in charges that were Grupo's direct obligation. In addition, the Company was liable for excess royalties due under the Baby Phat license for 2001 which Grupo failed to pay. The total charge to the Company for these items was approximately $2,803,000 which, when combined with a $1,000,000 shortfall in minimum royalty income, resulted in the percentage of selling and administrative expenses to revenue being abnormally high. The Company also was required to record a non-cash charge in the amount of $1,300,000 relating to the commitment to issue 10,000,000 shares of the Company's common stock to an unrelated third party as consideration for an investment by the third party in Adamson.

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

RESTRUCTURING AND OTHER COSTS

          The Company closed three of its four full price XOXO retail stores in the first quarter of fiscal 2002. As a result, the Company recorded restructuring charges aggregating $1,404,000 in the first quarter of 2002, consisting of an accrual of approximately $1,113,000 for 2002 rent and additional $291,000 of lease termination costs relating to the 2000 restructuring reserve.

          In June of 2002, the Company reached a settlement agreement with TrizecHahnSwig, LLC ("Trizec"), the landlord of the Company's premises at 1411 Broadway in New York. Under the terms of the settlement the Company paid
$550,000 to its former landlord at 1411 Broadway and was released from all obligations under its lease. As a result of this agreement the Company recorded a favorable reversal of previously recorded restructuring reserve of approximately $895,000

INTEREST EXPENSE

          Interest expense for the three-months ended June 30, 2003 was $408,000 as compared to $533,000 for the three-months ended June 30, 2002. This decrease was primarily attributable to the continuing reduction in borrowings under the Company's financing agreement.

          Interest expense for the six-months ended June 30, 2003 was $869,000 as compared to $1,055,000 for the six-months ended June 30, 2002. This decrease was primarily attributable to the continuing reduction in borrowings under the Company's financing agreement

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable


ITEM 4.  CONTROLS AND PROCEDURES

          At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective. During the second quarter of 2003, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

      CORONET GROUP, INC. V. EUROPE CRAFT IMPORTS, INC.:
      Coronet has sued Europe Craft Imports, Inc., a wholly-owned subsidiary of the Company, in the Supreme Court of the State of New York, County of New York, claiming that Europe Craft breached a license agreement as Licensor of the Members Only trademark to Coronet, and seeking damages in excess of $1,000,000. Europe Craft has counter-claimed for unpaid future royalties under the agreement and intends to vigorously dispute Coronet's claims. This matter has been settled with no payment due by either party.

      CAMPERS WORLD INTERNATIONAL, INC. V. PERRY ELLIS INTERNATIONAL AND ARIS INDUSTRIES, INC.:
      Campers World instituted an action in the United States District Court for the Southern District of New York in January 2002 against Perry Ellis International, Inc. ("PEI") and the Company. The complaint alleges that Campers World purchased approximately 460,000 pairs of PEI jeans from Aris for approximately $4,600,000 and subsequently sold those jeans to Costco. PEI thereafter informed Costco that the sale by Campers World to it was an unauthorized use of PEI's trademarks and that Aris was not authorized to sell the jeans to Campers World or to permit it to allow Campers World to sell jeans to Costco. Campers World seeks return of the purchase price and other damages from Aris. PEI has also asserted a cross-claim against Aris and its subsidiaries and the Company's chief executive officer alleging that Aris violated various license agreements regarding PEI's trademarks. Aris has answered the Campers World complaint denying the material allegations. In particular, Aris denies that it made the sale to Campers World that is the subject of its complaint. Aris has also denied the material allegations of PEI's cross- claim, and filed a motion for summary judgement to dismiss the trademark infringement claims brought by PEI. That motion was recently denied. Aris intends to vigorously defend the claims and cross-claims.

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

      SANDY ALEXANDER INC. has commenced an action in the United States District Court for the District of New Jersey, as Assignor of claims by Media Options for approximately $200,000 (including interest and late penalties) that it claims is owed by XOXO. The Company acknowledges that approximately $41,000 may be due, but disputes the balance. This matter has been settled. Aris has agreed to pay $40,000 in twelve monthly installments of $3,333.

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

      Europe Craft Imports, Inc. vs. Corporate Realty Income Fund I, LP and 475 Fifth Avenue Limited Partnership.

      Europe Craft Imports commenced legal action during July 2003 against the defendant in the Supreme Court of the State of New York, County of New York, in which Europe Craft Imports seeks declaratory relief claiming all or a portion of a New York City commercial lease has been rescinded or terminated by the acts or omissions by defendants action. Europe Craft Imports also seeks monetary damages.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      A special meeting of Stockholders was held on June 30, 2003. Stockholders approved the sale of certain trademark assets including the trade name and service mark XOXO(R) and the trademarks XOXO(R), XOXO IN AMERICA AND ABROAD(R), LOLA(R)and FRAGILE(R) along with certain related assets and accompanying goodwill in accordance with the Trademark Purchase Agreement, dated as of May 7, 2003, among Aris, Global Brand Holdings, LLC, Stanley Cayre and Eli Hamway.


ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Form 8K filed May 8, 2003 - Trademark Purchase Agreement

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ARIS INDUSTRIES, INC.
                                       (Registrant)

Date: August 13, 2003                  By /s/ Paul Spector
                                          -------------------------------
                                          Paul Spector
                                          Chief Financial Officer / Treasurer

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
              1999, between Aris Industries, Inc., Apollo Aris
              Partners, L.P., AIF, L.P., The Simon Group, L.L.C.
              and Charles S. Ramat.

                                                                      Filed as Indicated
                                                                      Exhibit to Document
                                                                         Referenced in
Exhibit No.                      Description                             Footnote No.
-----------                      -----------                          -------------------
  10.113      Equity Registration Rights Agreement, dated as of               (17)
              February 26, 1999, between Aris Industries, Inc.,
              Apollo Aris Partners, L.P., AIF, L.P., The Simon
              Group, L.L.C. and Charles S. Ramat.
  10.115      Financing Agreement dated February 26, 1999 by                  (18)
              and among the Company and its Subsidiaries and
              CIT Commercial Group, Inc. and the other Financial
              Industries named therein.
  10.118      Employment Agreement by and among the                           (19)
              Registrant, Europe Craft Imports, Inc., ECI
              Sportswear, Inc., XOXO and Gregg Fiene, dated
              August 10, 1999.
  10.119      Employment Agreement by and among the                           (19)
              Registrant, ECI, ECI Sportswear, Inc., XOXO and
              Gregg Fiene, dated August 10, 1999.
  10.120      Shareholders' Agreement by and among the                        (19)
              Registrant, The Simon Group, LLC, Gregg Fiene, Michele
              Bohbot and Lynne Hanson, dated August 10, 1999.
  10.121      Amendment No. 2 to Financing Agreement by and                   (19)
              among Aris Industries, Inc., Europe Craft Imports,
              Inc., ECI Sportswear, Inc., Stetson Clothing
              Company, Inc., XOXO; the Financial Institutions
              from time to time party to the Financing Agreement,
              as Lenders; and The CIT Group/Commercial
              Services, Inc. as Agent, dated
              August 10, 1999.
  10.122      Amended and Restated 1993 Stock Option Plan                     (16)
  10.123      Employment Agreement with Steven Feiner                         (21)
  10.125      Agreement between the Company and certain of its                (21)
              subsidiaries and Grupo Xtra dated January, 2001
  10.126      Form Securities Purchase Agreement Dated as of                  (21)
              February, 2001 between the Company and KC Aris
              Fund I, L.P.
  10.127      Trademark License Agreement Adamson Apparel,                    (22)
              Inc.
  10.128      Trademark Purchase Agreement                                    (23)
    21        List of Subsidiaries                                            (21)

                                                                      Filed as Indicated
                                                                      Exhibit to Document
                                                                         Referenced in
Exhibit No.                      Description                             Footnote No.
-----------                      -----------                          -------------------
   31.1       Certification of Chief Executive Officer pursuant to            (24)
              Section 302 of the Sarbanes/Oxley Act of 2002
   31.2       Certification of Chief Financial Officer pursuant to            (24)
              Section 302 of the Sarbanes/Oxley Act of 2002
    32        Certification under Section 906 of  the                         (24)
              Sarbanes/Oxley Act

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

(20)          Omitted.

(21) Filed as Exhibit to Annual Report on Form 10-K filed with the Commission on April 15, 2002.

(22)          Filed as an Exhibit to Form 10Q for the  Quarter  Ended  September
              30, 2002

(23)          Filed as an Exhibit to Form 8K filed May 8, 2003

(24)          Filed herewith

-----------
* The Schedules and Exhibits to such Agreements have not been filed by the Company, who hereby undertakes to file such schedules and exhibits upon request of the Commission.