Form 10-Q
period 2003-09-30
ARIS INDUSTRIES INC
filed 2003-11-14
CIK 100979

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


             For the Quarter ended (Commission File Number): 1-4814
                               September 30, 2003


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

                               YES [X]         NO _____


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                               YES _____       NO [X]


Number of shares of Common Stock outstanding                         108,819,527
As of November 13, 2003

                              ARIS INDUSTRIES, INC.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements

              a.  Consolidated Condensed Balance Sheets as of September
                  30, 2003 and December 31, 2002                               3

              b.  Consolidated Condensed Statements of
                  Operations for the Nine-Months Ended
                  September 30, 2003 and September 30, 2002                    4

              c.  Consolidated Condensed Statements of
                  Operations for the Three-Months Ended
                  September 30, 2003 and September 30, 2002                    5

              d.  Consolidated Condensed Statements of
                  Cash Flows for the Nine-Months Ended
                  September 30, 2003 and September 30, 2002                    6

              e.  Notes to Consolidated Condensed
                  Financial Statements                                         7


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                      13

     Item 3.  Quantitative and Qualitative Disclosures
                       About Market Risk                                      18

     Item 4.  Controls and Procedures                                         18


PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                               19

     Item 2.  Changes in Securities and Use of Proceeds                       21

     Item 3.  Defaults upon Senior Securities                                 21

     Item 4.  Submission of Matters to a Vote of
              Security Holders                                                21

     Item 5.  Other Information                                               21

     Item 6.  Exhibits and Reports on Form 8-K                                22

SIGNATURES                                                                    23

                              ARIS INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   September 30, December 31,
ASSETS                                                                 2003         2002
                                                                   ------------- ------------
                                                                    (Unaudited)
Current assets:
   Cash                                                               $    243    $     --
   Receivables, net                                                         --         626
   Receivable from related party                                         3,740         375
   Inventories                                                             218         183
   Prepaid expenses and other current assets                                --           3
                                                                      --------    --------

                         Total current assets                            4,201       1,187

Property and equipment, net                                              1,173       2,909

Goodwill, net                                                               --      33,930

Other assets                                                             3,796         310
                                                                      --------    --------

                           TOTAL ASSETS                               $  9,170    $ 38,336
                                                                      ========    ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Borrowings under revolving credit facility                         $     --    $    456
   Loans payable to related parties, including accrued interest             --      13,026
   Current portion of long-term debt                                        --       9,642
   Current portion of capitalized lease obligations                        899         415
   Accounts payable                                                      4,399       3,620
   Accounts payable to related parties                                     259       1,096
   Accrued expenses and other current liabilities                        5,391       8,175
                                                                      --------    --------
                       Total current liabilities                        10,948      36,430

Long-term debt, net of current portion                                      --       7,500
Capitalized lease obligations                                                5         569
Other liabilities                                                        1,426       1,637
                                                                      --------    --------
                           Total liabilities                            12,379      46,136
                                                                      --------    --------

Commitments and contingencies

Stockholders' deficiency:
   Preferred stock, $.01 par value: 10,000 shares authorized; none
      issued and outstanding                                                --          --
   Common stock, $.01 par value: 200,000 shares authorized
      108,819 issued and outstanding at September 30, 2003
     and December 31, 2002                                               1,088       1,088
   Additional paid-in capital                                           86,146      86,146
   Accumulated deficit                                                 (90,443)    (95,027)
   Unearned compensation                                                    --          (7)
                                                                      --------    --------

                    Total stockholders' deficiency                      (3,209)     (7,800)
                                                                      --------    --------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                        $  9,170    $ 38,336
                                                                      ========    ========

See accompanying notes to consolidated condensed financial statements

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             Nine-           Nine-
                                                         Months Ended    Months Ended
                                                         September 30,   September 30,
                                                             2003            2002
                                                         -------------   -------------
REVENUES:
   SALES TO CUSTOMERS                                      $   3,482      $   2,460
   ROYALTY INCOME                                              5,743          6,946
                                                           ---------      ---------

TOTAL REVENUES                                                 9,225          9,406

COST OF GOODS SOLD                                            (1,300)        (1,259)
                                                           ---------      ---------

GROSS PROFIT                                                   7,925          8,147

OPERATING EXPENSES:
   SELLING AND ADMINISTRATIVE EXPENSES                       (10,207)       (14,564)
   IMPAIRMENT OF GOODWILL                                    (14,641)          (412)
   IMPAIRMENT OF PROPERTY AND EQUIPMENT                         (539)          (441)
   RESTRUCTURING AND OTHER COSTS                                  --           (709)
                                                           ---------      ---------

LOSS FROM OPERATIONS                                         (17,462)        (7,979)

INTEREST EXPENSE, NET                                           (973)        (1,567)

GAIN ON SALE OF TRADEMARK, NET                                23,027             --
                                                           ---------      ---------

INCOME/(LOSS) BEFORE INCOME TAX PROVISION                      4,592         (9,546)

INCOME TAX (PROVISION) BENEFIT                                    (8)             8
                                                           ---------      ---------

NET INCOME/(LOSS)                                          $   4,584      ($  9,538)
                                                           =========      =========


BASIC INCOME (LOSS) PER SHARE                              $    0.04      ($   0.11)
                                                           ---------      ---------

DILUTED INCOME (LOSS) PER SHARE                            $    0.04      ($   0.11)
                                                           ---------      ---------

PER SHARE DATA:
   Weighted average shares outstanding - Basic               108,819         87,184

   Weighted average shares outstanding - Diluted             108,819         87,184

See accompanying notes to consolidated condensed financial statements

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             Three-          Three-
                                                         Months Ended    Months Ended
                                                         September 30,   September 30,
                                                             2003            2002
                                                         -------------   -------------
REVENUES:
   SALES TO CUSTOMERS                                      $     955      $     773
   ROYALTY INCOME                                              1,025          2,376
                                                           ---------      ---------

TOTAL REVENUES                                                 1,980          3,149

COST OF GOODS SOLD                                              (326)          (333)
                                                           ---------      ---------

GROSS PROFIT                                                   1,654          2,816

OPERATING EXPENSES:
   SELLING AND ADMINISTRATIVE EXPENSES                        (2,885)        (3,277)
   IMPAIRMENT OF GOODWILL                                    (14,641)            --
   IMPAIRMENT OF PROPERTY AND EQUIPMENT                         (539)            --
   RESTRUCTURING AND OTHER COSTS                                  --           (200)
                                                           ---------      ---------

LOSS FROM OPERATIONS                                         (16,411)          (661)

INTEREST EXPENSE, NET                                           (104)          (512)

GAIN ON SALE OF TRADEMARK, NET                                23,027             --
                                                           ---------      ---------

INCOME/(LOSS) BEFORE INCOME TAX PROVISION                      6,512         (1,173)

INCOME TAX (PROVISION) BENEFIT                                    (2)           (17)
                                                           ---------      ---------

NET INCOME/(LOSS)                                          $   6,510      ($  1,190)
                                                           =========      =========


BASIC INCOME (LOSS) PER SHARE                              $    0.06      ($   0.01)
                                                           ---------      ---------

DILUTED INCOME (LOSS) PER SHARE                            $    0.06      ($   0.01)
                                                           ---------      ---------

PER SHARE DATA:
   Weighted average shares outstanding - Basic               108,819         95,522

   Weighted average shares outstanding - Diluted             108,819         95,522

See accompanying notes to consolidated condensed financial statements

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      Nine-          Nine-
                                                                                  Months Ended   Months Ended
                                                                                  September 30,  September 30,
                                                                                      2003           2002
                                                                                  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                               $  4,584      ($ 9,538)

     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
          Depreciation and amortization                                                1,197         1,760
          Non-cash stock transaction charged to expense                                   --         1,300
          Non-cash stock based compensation                                                7            64
          Provision for accrued restructuring charges                                     --           709
          Gain on sale of trademark                                                  (23,027)           --
          Write-off of receivables from licensee                                          --         1,959
          Impairment on property and equipment                                           539           440
          Impairment of goodwill                                                      14,641           412
    Change in assets and liabilities :
          (Increase) / decrease in receivables                                        (2,739)          970
          Decrease in due from licensee                                                   --         2,994
          (Increase) / decrease in inventories                                           (35)          333
          Decrease in prepaid expenses and other current assets                            3           242
          (Increase) / decrease in other assets                                       (3,486)           18
          Increase / (decrease) in accounts payable                                      779        (1,789)
          (Decrease) / increase in accounts payable to related parties                  (837)          275
          (Decrease) / increase in accrued expenses and other current liabilities     (2,784)        2,680
          Decrease in other liabilities                                                 (211)         (864)
                                                                                    --------      --------

                         Net cash (used in) provided by operating activities         (11,369)        1,965
                                                                                    --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                  --           (28)
    Proceeds from sale of trademark                                                   42,316            --
                                                                                    --------      --------

                         Net cash provided by (used in) investing activities          42,316           (28)
                                                                                    --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of long-term debt, other debt and capital leases                      (19,658)       (2,093)
    Advances from (repayments to) related parties                                    (10,590)        3,394
    Decrease in borrowings under revolving credit facility                              (456)       (3,632)

                                                                                    --------      --------

                         Net cash used in financing activities                       (30,704)       (2,331)
                                                                                    --------      --------


NET INCREASE (DECREASE) IN CASH                                                          243          (394)

CASH, BEGINNING OF PERIOD                                                                  0           457
                                                                                    --------      --------

CASH, END OF PERIOD                                                                 $    243      $     63
                                                                                    ========      ========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
    Issuance of common stock in settlement of accounts payable                            --      $  2,250
                                                                                    ========      ========

See accompanying notes to consolidated condensed financial statements

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

         The consolidated condensed financial statements as of September 30, 2003 and for the nine and three-month periods ended September 30, 2003 and 2002 are unaudited and reflect all adjustments consisting of normal recurring adjustments and restructuring and other costs which are, in the opinion of management, necessary for a fair presentation of financial position, operating results and cash flows for the periods.

         The consolidated condensed balance sheet as of December 31, 2002 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting standards appropriate for interim financial statements and should be read in conjunction with the financial statements and notes thereto included in Aris Industries, Inc. (the "Company", the "Registrant" or "Aris") Annual Report on Form 10-K for the year ended December 31, 2002. The operating results for the nine and three-month periods ended September 30, 2003 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2003.

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

         The Company has continued to incur losses from operations and had a working capital deficit of $6,747,000 at September 30, 2003 as compared to a working capital deficit of $35,243,000 at December 31, 2002. As a result of the sale of the Company's XOXO(R) trademark and certain related assets (see Note 4) the Company has satisfied all obligations that were previously outstanding under its credit facility and other debt instruments.

         During 2002, the Company completed its first full year as a licensor or sub-licensor of its owned or licensed trademarks. In April 2002, the Company terminated its license agreement with Grupo Xtra of New York, Inc. ("Grupo") and shortly thereafter Grupo filed for bankruptcy protection under Chapter XI of the Bankruptcy Code. On April 25, 2002, Judge E. Robles of the United States
Bankruptcy Court, Central District of California, terminated the Trademark License Agreement and ordered Grupo to immediately discontinue all use of trademark bearing XOXO(R) , Baby Phat(R), Brooks Brothers Golf(R), Fragile(R) and Members Only(R). Following the effectiveness of the termination of the Grupo Agreement, the Company reached an agreement with Adamson Apparel, Inc. ("Adamson") to license from the Company and its subsidiaries the XOXO(R) , Members Only(R) and Baby Phat(R) trademarks that had been previously licensed by Grupo (Note 5).

         As a result of the trademark assets sale the Company repaid a substantial portion of its existing indebtedness and intends to finance its remaining operations through (i) continued negotiated settlements with trade creditors, (ii) substantially reducing its overhead and (iii) royalties from its remaining trademarks and license (See Note 4).

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

4. SALE OF XOXO TRADEMARK

         On May 7, 2003, the Company signed a definitive trademark purchase agreement with Global Brand Holdings, LLC ("Global") providing for the sale of the trade name and service mark XOXO(R) and the trademarks XOXO(R), XOXO IN AMERICA AND ABROAD(R), LOLA(R) and FRAGILE(R) along with certain related assets and accompanying goodwill for a total sum of $43 million in cash. The transaction was approved by the Company's stockholders at a special meeting held on Monday, June 30, 2003. On July 2, 2003, the Company completed the sale of the trade name and service mark. The Company received $43 million in cash at closing of which $2 million was set aside in one escrow account and $1 million was set aside in an additional escrow account, to secure certain post-closing obligations of the Company.

         The proceeds from the trademark sale were used to, (i) satisfy the Company's outstanding obligations with CIT Commercial Services Group, Inc. ("CIT"), (ii) retire the $7,500,000 in Convertible Debentures issued to KC Aris Fund I, L.P. ("KC") (See Note 6), (iii) pay- off the Company's Series A Junior Secured Note with BNY Financial Corporation ("BNY"), (iv) satisfy secured loans and advances to the Company from related parties (See Note 10), (v) satisfy liens placed against the Company's XOXO(R) by CIT and (vi) reduce trade obligations.

5. ADAMSON LICENSE AGREEMENT

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

         The Adamson Agreement has an initial term which expires on December 31, 2003, which may be automatically renewed for a further one year term, subject to agreement by both parties, to manufacture, market and distribute at wholesale, women's clothing, jeanswear and sportswear under the XOXO and Members Only trademarks and, subject to Aris' rights as licensee with respect thereto, Baby Phat apparel. The royalty rate for XOXO and Members Only products was 9% and is 3.5% for Baby Phat branded products. In addition, Adamson is also responsible for amounts due under the Company's license agreement with the licensor of Baby Phat.

          The Global agreement required the Adamson license relating to XOXO branded products to be terminated as of closing. Under the terms of the trademark purchase agreement Adamson ceased shipping XOXO branded products as of September 30, 2003. In addition, Adamson closed the XOXO Outlet Stores, which it had been operating as part of the license agreement, in August 2003.


6. SALE OF CONVERTIBLE DEBENTURES

         In  February  2001,  the  Company  issued   $7,500,000  in  Convertible
Debentures which bore interest at 8.5% per annum and were convertible into shares of common stock at the rate of $.46 per share (See Note 4).

7. RESTRUCTURING AND OTHER COSTS

         Under Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") goodwill and other intangible assets with indefinite useful lives are no longer amortized. Instead such assets will be subject to reduction only when the carrying amount exceed their estimated fair value based on impairment tests established by SFAS 142 that will be made at least annually. In accordance with SFAS 142 the Company determined that the carrying value of goodwill associated with its Members Only(R) trademark to be impaired. As a result of this impairment the Company recorded a goodwill impairment charge of $14,641,000 during the quarter ended September 30, 2003. The Company's remaining retail store and all of the XOXO(R) outlet stores were closed in July of 2003. The Company recorded an impairment charge of $539,000 relating to property and equipment previously used at those locations. The Company has negotiated favorable lease settlements with its retail landlord and nine of the ten outlet store landlords and has been released from all liabilities for these locations.

          The Company closed three of its four full price XOXO retail stores in the first quarter of fiscal 2002. The Company recorded restructuring and impairment charges aggregating $2,257,000 in the first quarter of 2002, consisting of an accrual of approximately $1,113,000 for 2002 rent, an additional $291,000 of lease termination costs relating to the 2000 restructuring reserve, property and equipment impairment write-downs of approximately $441,000 and goodwill impairment charges of approximately $412,000. The Company included in its accrual a liability for one year of store rent for each of the closed stores since each store lease contains a provision that the landlord will use its best efforts to re-lease the premises in the event that the premises are vacated by the Company. The Company accrued an additional year of rent covering these locations at December 31, 2002. However, no assurances can be given that the premises will be re-leased by December 31, 2003 and the Company will have to periodically review its accrual.

         In June of 2002, the Company reached a settlement agreement with TrizecHahnSwig, LLC ("Trizec"), the landlord of the Company's former premises at 1411 Broadway in New York. Under the terms of the settlement the Company paid $550,000 on June 26, 2002, to Trizec and was released from all obligations under its lease. As a result of this agreement the Company recorded a favorable reversal of a previously recorded restructuring reserve of approximately $895,000 in the second quarter of fiscal 2002.

         In connection with the Trizec settlement the Company recorded a liability for $200,000 representing a broker's fee in connection with securing a tenant for the space. This fee is being paid out over approximately two years.

8. PER SHARE DATA

         Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share has been computed for the quarter and nine-months ended September 30, 2003 by dividing the applicable net income by the weighted average number of common shares outstanding and potentially dilutive common shares.

         Options and warrants to purchase 10,136,345 and 11,346,845 shares of Common Stock were outstanding as of September 30, 2003 and 2002, respectively, but were not included in the computation of diluted earnings (loss) per share because the effect would be anti-dilutive.

9. STOCK INCENTIVE PLAN

         The Company has a stock incentive plan which is described more fully in
Note 9 of the Company's Annual Report on Form 10-K for 2002. The Company accounts for this plan using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", and related interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income
(loss) and income (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", to stock-based employee compensation. (in thousands, except per share data)

--------------------------------------------------------------------------------
                                      Nine-Months Ended       Nine-Months Ended
                                      September 30, 2003     September 30, 2002
--------------------------------------------------------------------------------
Net income (loss), as reported           $    4,584             $   (9,538)
--------------------------------------------------------------------------------
Deduct: Total stock-based                       435                  1,496
employee compensation expenses
determined under fair value based
method for all awards
--------------------------------------------------------------------------------
Net income (loss), pro forma                  4,149                (11,034)
--------------------------------------------------------------------------------
Net income (loss) per share-basic
--------------------------------------------------------------------------------
   As reported                           $     0.04             $    (0.11)
--------------------------------------------------------------------------------
   Pro forma                                   0.04                  (0.13)
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                                      Three-Months Ended     Three-Months Ended
                                      September 30, 2003     September 30, 2002
--------------------------------------------------------------------------------
Net income (loss) as reported            $    6,510             $   (1,190)
--------------------------------------------------------------------------------
Deduct: Total stock-based                       145                    498
employee compensation expenses
determined under fair value based
method for all awards
--------------------------------------------------------------------------------
Net income (loss), pro forma                  6 365                 (1,688)
--------------------------------------------------------------------------------
Net income (loss) per share-basic
--------------------------------------------------------------------------------
   As reported                           $     0.06             $    (0.01)
--------------------------------------------------------------------------------
   Pro forma                                   0.06                  (0.02)
--------------------------------------------------------------------------------

10. RELATED PARTY TRANSACTIONS

         In June 2000, First A.H.S. Acquisition Corp. ("AHS"), a company owned by the Company's chief executive officer, entered into an agreement (the "Letter of Credit Agreement") with the Company's principal commercial lender to facilitate the opening of up to $17,500,000 in letters of credit for inventory for the Company. Pursuant to the Letter of Credit Agreement, AHS purchased inventory which was to be held at the Company's warehouse facilities. Such inventory was sold to the Company at cost when the Company was ready to ship the merchandise to the customer (See Note 4).

         During January 2001, the Company's chief executive officer loaned the Company $2,000,000. In 2002 , the Company's chief executive officer loaned the Company an additional $1,500,000. The loans are payable on demand and bear interest at prime plus one quarter percent (See Note 4).

         Adamson is majority owned by the Company's chairman and chief executive officer and principal stockholder (Note 5). As of September 30, 2003, Adamson was indebted to the Company in the amount of $3,740,000, which is payable on demand and bears no interest.

11. BUSINESS SEGMENTS

         In accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", our principal segments are grouped between the generation of revenues from royalties and retail sales. The licensing segment derives its revenues from royalties associated from the use of the Company's brand names, principally XOXO, Fragile and Members Only and, subject to Aris' rights as a licensee with respect thereto, Baby Phat. The Retail segment is comprised of one full-price retail store and an internet sales site which principally sell XOXO and Baby Phat branded products. As a result of the trademark assets sale, the Company closed the remaining retail stores in July 2003 and will not receive royalties on sales of XOXO branded products after September 30, 2003 (See Note 4).

         Segment information for the nine and three- month periods ended September 30, 2003 and 2002, for both segments are set forth below. Corporate overhead is included in the licensing segment data.


--------------------------------------------------------------------------------
        Retail Segment Financial         Three Months Ended   Three Months Ended
               Information               September 30, 2003   September 30, 2002
             (in thousands)
--------------------------------------------------------------------------------
Revenues                                        $955                 $773
--------------------------------------------------------------------------------
Cost of Goods Sold                               326                  333
--------------------------------------------------------------------------------
Selling and administrative expenses             889                  549
--------------------------------------------------------------------------------
Impairment of long-lived assets                 539                  ---
--------------------------------------------------------------------------------
Net loss                                       (799)                (109)
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
       Licensing Segment Financial       Three Months Ended   Three Months Ended
               Information               September 30, 2003   September 30, 2002
             (in thousands)
--------------------------------------------------------------------------------
Revenues                                       $1,025               $2,376
--------------------------------------------------------------------------------
Selling and administrative expenses            1,996                2,728
--------------------------------------------------------------------------------
Restructuring and other costs                   ---                  200
--------------------------------------------------------------------------------
Impairment of long-lived assets                14,641                ---
--------------------------------------------------------------------------------
Gain on sale of trademark, net                (23,027)               ---
--------------------------------------------------------------------------------
Interest expense                                104                  512
--------------------------------------------------------------------------------
Income tax provision                             2                    17
--------------------------------------------------------------------------------
Net income (loss)                              7,309               (1,081)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
        Retail Segment Financial         Nine Months Ended    Nine Months Ended
               Information               September 30, 2003   September 30, 2002
             (in thousands)
--------------------------------------------------------------------------------
Revenues                                       $3,482               $2,460
--------------------------------------------------------------------------------
Cost of Goods Sold                             1,300                 1,259
--------------------------------------------------------------------------------
Selling and administrative expenses            2,413                2,584
--------------------------------------------------------------------------------
Impairment of long lived assets                 539                  853
--------------------------------------------------------------------------------
Restructuring and other costs                   ---                 1,404
--------------------------------------------------------------------------------
Net loss                                       (770)               (3,640)
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
       Licensing Segment Financial       Nine Months Ended    Nine Months Ended
               Information               September 30, 2003   September 30, 2002
             (in thousands)
--------------------------------------------------------------------------------
Revenues                                       $5,743               $6,946
--------------------------------------------------------------------------------
Selling and administrative expenses            7,794                11,980
--------------------------------------------------------------------------------
Impairment of long-lived assets                14,641                ---
--------------------------------------------------------------------------------
Restructuring and other costs                   ---                 (695)
--------------------------------------------------------------------------------
Gain on sale of trademark                     (23,027)               ---
--------------------------------------------------------------------------------
Interest expense                                973                 1,567
--------------------------------------------------------------------------------
Income tax provision/(benefit)                   8                   (8)
--------------------------------------------------------------------------------
Net loss                                       5,354               (5,898)
--------------------------------------------------------------------------------


         The Company generated revenues of $1,762,000 and $797,000 from retail sales for the year ended December 31, 2002 and nine-months ended September 30, 2003, respectively. The Company received royalty revenues of $4,531,000 and $2,818,000 from Adamson's sales of XOXO branded products for the year ended December 31, 2002 and nine-months ended September 30, 2003, respectively. The Company also received royalty revenues of $3,177,000 and $2,002,000 directly from its XOXO licensees for the year ended December 31, 2002 and nine-months ended September 30, 2003, respectively. These revenues will no longer be available to the Company as a result of the trademark assets sale (See Note 4).

12.      CONTINGENCIES

         The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions. While it is not possible at this time to predict the outcome of any litigation, the Company may not be able to satisfy an adverse judgement in certain of these actions, which may have a material adverse effect on its financial position, results of operations and cash flows. The following actions, to which the Company is a party, have been updated since the Company's last filing.

Fashion World-Santa v. Lola, Inc.:
---------------------------------
 On February 11, 2002, Fashion World-Santa filed an unlawful detainer action against Lola, Inc. ("Lola") in the Los Angeles Superior Court. That action sought to evict Lola, on grounds of non- payment of rent, from an XOXO retail store located in Beverly Hills, California. Lola is a party to a five-year lease for that store, and that lease does not expire until April 2006. XOXO Clothing Company, Inc. responded to the complaint as successor in interest to Lola, Inc. On August 21, 2003, the Company and Fashion World-Santa agreed to settle the dispute. The Company has agreed to pay Fashion World-Santa $900,000, $20,000 was paid on signing and the Company has agreed to pay $20,000 monthly on the 15th of each month beginning in October 2003, and continuing for the next 44 months.

Christi Wilson v. Aris:
----------------------
On July 31, 2002, Christi Wilson, a former employee of the Company filed suit in the Supreme Court of the State of New York, County of New York, claiming that her commission agreement was breached by the Company. Ms.Wilson is seeking damages for commissions allegedly due under the agreement, and an unstated amount of alleged damages regarding a claim of slander. The material allegations of the complaint have been denied and the Company has filed counterclaims alleging breach of contract, breach of duty of good faith and fair dealing, breach of fiduciary duty, theft of trade secrets and tortious interference with prospective economic advantage. Discovery in this matter is ongoing. The Court recently dismissed a substantial part of Ms. Wilson's slander claim and granted her motion to amend her claim to increase the amount of damages


                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following analysis of the financial condition and results of operations of Aris Industries, Inc. (the "Company") for the nine and three-month periods ended September 30, 2003 and 2002 should be read in conjunction with the consolidated condensed financial statements, including the notes thereto, included on pages 3 through 13 of this report.

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

            As of September 30, 2003, the Company had a working capital deficit of approximately $6,747,000 compared to a working capital deficit of approximately $35,243,000 at December 31, 2002. The decrease in the working capital deficit was primarily due to the proceeds from the trademark assets sale. The Company's working capital was negatively impacted by its loss from operations. During the nine-months ended September 30, 2003, the Company financed its working capital requirements principally through licensing revenue from Adamson and the Company's other licensees along with the proceeds from the trademark assets sale.

            In April 2002, the Company terminated its license agreement with Grupo and shortly thereafter Grupo filed for bankruptcy protection under Chapter XI of the Bankruptcy Code. On April 25, 2002, Judge E. Robles of the United States Bankruptcy Court, Central District of California, terminated the Trademark License Agreement and ordered Grupo to immediately discontinue all use of trademark bearing XOXO(R) , Baby Phat(R), Brooks Brothers Golf(R), Fragile(R) and Members Only(R). Following the effectiveness of the termination of the Grupo Agreement, the Company reached an agreement with Adamson Apparel, Inc. ("Adamson"), where the majority stockholder is the Company's chief executive officer, to license from the Company and its subsidiaries the XOXO(R), Members Only(R) and Baby Phat(R) trademarks that had been previously licensed by Grupo (Note 5). The royalty due from Adamson is based on a percentage of net sales.

            On May 7, 2003, the Company signed a definitive trademark purchase agreement with Global Brand Holdings, LLC ("Global") providing for the sale of the trade name and service mark XOXO(R) and the trademarks XOXO(R), XOXO IN AMERICA AND ABROAD(R), LOLA(R) and FRAGILE(R) along with certain related assets and accompanying goodwill for a total sum of $43 million in cash (Note 4). The transaction was approved by the Company's stockholders at a special meeting held on Monday, June 30, 2003. On July 2, 2003, the Company completed the sale of the trade name and service mark. The Company received $43 million in cash at closing of which $2 million was set aside in one escrow account and $1 million was set aside in an additional escrow account, to secure certain post-closing obligations of the Company.

            On July 2, 2003, the Company repaid all of its indebtedness for borrowed money.

            The Company's chief executive officer had personally guaranteed $3 million of indebtedness outstanding under a financing agreement with CIT. This guaranty expired upon re-payment of the Company's obligations to CIT.

            As a result of the trademark assets sale the Company repaid a substantial portion of its existing indebtedness and intends to finance its remaining operations through (i) continued negotiated settlements with trade creditors, (ii) substantially reducing its overhead and (iii) royalties from its remaining trademarks and license.

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


RESULTS OF OPERATIONS

            The Company reported net income of $6,510,000 and $4,584,000 for the three and nine- month periods ended September 30, 2003 compared to net losses of $1,190,000 and $9,538,000 for the three and nine-month periods ended September 30, 2002.

            During the three-months ended September 30, 2003, the Company's income was primarily attributable to the gain realized by the Company on the sale of its XOXO(R) trademark and related assets. This gain was offset by impairment charges recorded relating to goodwill associated with the Company's Members Only(R) trademark and property and equipment used by the Company's retail and outlet stores which were closed during the quarter. In addition, the Company continued to incur operating losses as royalties generated by its XOXO(R) trademark wound down as the result of the trademark asset sale. During the three-months ended September 30, 2002, the Company's loss was partly attributable to the default by Grupo of its license agreement. As a result of the default by Grupo, the Company incurred $220,000 in charges that were Grupo's direct obligation. In addition, the Company recorded a $200,000 restructuring charge representing a broker's fee in connection with securing a tenant in connection with the Trizec settlement. The Company also recorded a write off of royalty receivable as the result of a default by one of its XOXO licensees.

            During the  nine-months  ended  September  30, 2003,  the  Company's income was primarily attributable to the gain realized by the Company on the sale of its XOXO(R) trademark and related assets. This gain was offset by impairment charges recorded relating to goodwill associated with the Company's Members Only(R) trademark and property and equipment used by the Company's retail and outlet stores which were closed during the third quarter of fiscal 2003. In addition, the Company continued to incur operating losses as royalties generated by its XOXO(R) trademark wound down as the result of the trademark asset sale. During the nine-months ended September 30, 2002, the Company's loss was largely attributable to the default by Grupo of its license agreement and the closing by the Company of three retail store locations. As a result of the default by Grupo the Company did not receive approximately $1,000,000 in license royalties and wrote off approximately $1,959,000 in operating expense reimbursements and incurred $1,023,000 in charges that were Grupo's direct obligation. In addition, the Company recorded restructuring charges aggregating $2,257,000 in the first quarter of 2002, consisting of an accrual of approximately $1,113,000 for 2002 rent, an additional $292,000 of lease termination costs relating to the 2000 restructuring reserve, property and equipment impairment write-downs of approximately $440,000 and goodwill impairment charges of approximately $412,000. The Company was required to record a non-cash charge in the amount of $1,300,000 relating to the issuance of 10,000,000 shares of the Company's common stock to an unrelated third party as consideration for him making an investment in Adamson. The management of the Company believes that this was vital to the success of Aris. The Company also recorded a $200,000 restructuring charge representing a broker's fee in connection with securing a tenant in connection with the Trizec settlement and recorded a write off of royalty receivable as the result of a default by one of its XOXO licensees. This was offset by the favorable reversal of a previously recorded restructuring reserve of approximately $895,000 under a settlement agreement with the landlord of the Company's premises at 1411 Broadway in New York during the three-months ended June 30, 2002.

REVENUES

SALES TO CUSTOMERS

            The Company's net sales to customers increased from $773,000 and $2,460,000 during the three and nine-month period ended September 30, 2002, respectively, to $955,000 and $3,482,000 during the three and nine-month periods ended September 30, 2003, respectively. This increase was attributable to increased retail sales at the Company's internet sales operation due to the inclusion of the Company's Baby Phat(R) branded products to the site. This was offset by a decrease in sales at the Company's retail store operations as the Company closed its remaining retail store in August 2003. The Company generated revenues of $1,762,000 and $797,000 from retail sales for the year ended December 31, 2002 and nine-months ended September 30, 2003, respectively. These revenues will no longer be available to the Company as a result of the trademark assets sale (See Note 4).

ROYALTY INCOME

            The Company's royalty income decreased from $2,376,000 during the three-months ended September 30, 2002 to $1,025,000 for the three-months ended September 30, 2003. This decrease was attributable to the trademark asset sale. As a result of the sale the Company received no royalty income from its former XOXO licensees during the quarter. In addition, royalties under the Adamson license were reduced as Adamson wound down its distribution of XOXO branded products in accordance with the trademark asset sale.

            The Company's royalty income decreased from $6,946,000 during the nine-months ended September 30, 2002 to $5,743,000 for the nine-months ended September 30, 2003. This decrease was attributable to the trademark asset sale. As a result of the sale the Company received no royalty income from its former XOXO licensees after July 2, 2003 the effective date of the transaction. In addition, royalties under the Adamson license were reduced as Adamson wound down its distribution of XOXO branded products in accordance with the trademark asset sale. The Company also wrote-off royalty receivables in the first quarter of 2003 as the result of defaults by two XOXO licensees. The Company received royalty revenues of $4,531,000 and $2,818,000 from Adamson's sales of XOXO branded products for the year ended December 31, 2002 and nine-months ended September 30, 2003, respectively. The Company also received royalty revenues of $3,177,000 and $2,002,000 directly from its XOXO licensees for the year ended December 31, 2002 and nine-months ended September 30, 2003, respectively. These revenues will no longer be available to the Company as a result of the trademark assets sale (See Note 4).

GROSS PROFIT

            Gross profit for the three-months ended September 30, 2003 was $1,654,000 or 83.5% of revenues compared to $2,816,000 or 89.4% of revenues for the three-months ended September 30, 2002. Gross profit as a percentage of revenues for the three-months ended September 30, 2003 was negatively impacted by the closing of the Company's retail store along with a reduction in royalty income as the result of the trademark asset sale and lower revenues generated under the Company's license agreement with Adamson.

            Gross profit for the nine-months ended September 30, 2003 was $7,925,000 or 85.9% of revenues compared to $8,147,000 or 86.6% of revenues for the nine-months ended September 30, 2002. Gross profit as a percentage of revenues for the nine-months ended September 30, 2003 was positively impacted by increased retail sales at the Company's internet site. This was offset by the closing of the Company's retail store along with a reduction in royalty income as the result of the trademark asset sale and lower revenues generated under the Company's license agreement with Adamson.


 SELLING AND ADMINISTRATIVE EXPENSES

            Selling and Administrative expenses were $2,885,000 or 145.7% of revenues for the three- months ended September 30, 2003 as compared to $3,277,000 or 104.1% of revenues for the three- months ended September 30, 2002. Selling and Administrative expenses as a percentage of revenues for the three-months ended September 30, 2003 were adversely affected by the trademark assets sale which resulted in a reduction of royalty revenues. Selling and Administrative expenses as a percentage of revenue for the three-months ended September 30, 2002 were adversely affected by the Grupo default. As a result of the default the Company was forced to incur operating expenses that were previously shared with Grupo while receiving no royalty income. The Company also incurred $803,000 in charges that were Grupo's direct obligation. In addition, the Company was required to record a non-cash charge in the amount of $1,300,000 relating to the commitment to issue 10,000,000 shares of the Company's common stock to an unrelated third party as consideration for an investment by the third party in Adamson.

            Selling and Administrative expenses were $10,207,000 or 110.6% of revenue for the nine- months ended September 30, 2003 as compared to $14,564,000 or 154.8% of revenue for the nine- months ended September 30, 2002. Selling and Administrative expenses as a percentage of revenue for the nine-months ended September 30, 2003 continue to be negatively impacted by legal expenses incurred in connection with the Company's defense of various lawsuits along with the reduction in royalty revenue as a result of the trademark assets sale. Selling and Administrative expenses as a percentage of revenues for the nine-months ended September 30, 2002 have been adversely affected by the Grupo default. As a result of the default the Company was forced to write off receivables from Grupo for shared operating expenses and incurred $803,000 in charges that were Grupo's direct obligation. In addition, the Company was liable for excess royalties due under the Baby Phat license for 2001 which Grupo failed to pay. The total charge to the Company for these items was approximately $2,803,000 which, when combined with a $1,000,000 shortfall in minimum royalty income, resulted in the percentage of selling and administrative expenses to revenue being abnormally high. The Company also was required to record a non-cash charge in the amount of $1,300,000 relating to the commitment to issue 10,000,000 shares of the Company's common stock to an unrelated third party as consideration for an investment by the third party in Adamson.

IMPAIRMENT OF LONG-LIVED ASSETS

            The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Goodwill is evaluated for impairment at least annually. The Company evaluates the carrying value of its long-lived assets in relation to the operating performance and future undiscounted cash flows of the underlying assets when indications of impairment are present. If an impairment is determined to exist, any related impairment loss is calculated based on fair value.

            In accordance with SFAS 142 the Company determined that the carrying value of goodwill associated with its Members Only(R) trademark to be impaired. As a result of this impairment the Company recorded an impairment charge of $14,641,000 during the quarter ended September 30, 2003. In addition, the Company's remaining retail store and all of the XOXO(R) outlet stores were closed in August of 2003. The Company recorded an impairment charge of $539,000 relating to property and equipment previously used at those locations.

During the nine-month period ended September 30, 2002, the Company recorded an impairment charge of $441,000 relating to property and equipment and an impairment charge of $412,000 relating to goodwill associated with its retail store operations. The Company closed three of its four retail stores during the three-months ended March 31, 2002, and recorded the impairment charges in connection with the closing.

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

            In June of 2002, the Company reached a settlement agreement with TrizecHahnSwig, LLC ("Trizec"), the landlord of the Company's premises at 1411 Broadway in New York. Under the terms of the settlement the Company paid $550,000 to its former landlord at 1411 Broadway and was released from all obligations under its lease. As a result of this agreement the Company recorded a favorable reversal of previously recorded restructuring reserve of approximately $895,000

            In connection with the Trizec settlement the Company recorded a liability for $200,000 representing a broker's fee in connection with securing a tenant for the space. This fee is being paid out over approximately two years and was recorded in July of 2002.

GAIN ON SALE OF TRADEMARK

            On July 2, 2003, the Company completed the sale of the trade name and service mark. The Company received $43 million in cash at closing. This was offset by a write-off of approximately $19,289,000 in goodwill relating to the XOXO(R) trademark and approximately $684,000 of legal and other fees incurred in connection with the transaction, resulting in a net gain of $23,027,000.

INTEREST EXPENSE

            Interest expense for the three-months ended September 30, 2003 was $104,000 as compared to $512,000 for the three-months ended September 30, 2002. This decrease was primarily attributable to the satisfaction of the Company's indebtedness under its credit facility and other interest bearing instruments.

            Interest expense for the nine-months ended September 30, 2003 was $973,000 as compared to $1,567,000 for the nine-months ended September 30, 2002. This decrease was primarily attributable to the satisfaction of the Company's indebtedness under its credit facility and other interest bearing instruments.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

            At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective. During the third quarter of 2003, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

     Fashion World-Santa v. Lola, Inc.:
     ---------------------------------
      On February 11, 2002, Fashion World-Santa filed an unlawful detainer action against Lola, Inc. ("Lola") in the Los Angeles Superior Court. That action sought to evict Lola, on grounds of non- payment of rent, from an XOXO retail store located in Beverly Hills, California. Lola is a party to a five-year lease for that store, and that lease does not expire until April 2006. XOXO Clothing Company, Inc. responded to the complaint as successor in interest to Lola, Inc. On August 21, 2003, the Company and Fashion World-Santa agreed to settle the dispute. The Company has agreed to pay Fashion World-Santa $900,000, $20,000 was paid on signing and the Company has agreed to pay $20,000 monthly on the 15th of each month beginning in October 2003, and continuing for the next 44 months.

     Christi Wilson v. Aris:
     ----------------------
     On July 31, 2002, Christi Wilson, a former employee of the Company filed suit in the Supreme Court of the State of New York, County of New York, claiming that her commission agreement was breached by the Company. Ms.Wilson is seeking damages for commissions allegedly due under the agreement, and an unstated amount of alleged damages regarding a claim of slander. The material allegations of the complaint have been denied and the Company has filed counterclaims alleging breach of contract, breach of duty of good faith and fair dealing, breach of fiduciary duty, theft of trade secrets and tortious interference with prospective economic advantage. Discovery in this matter is ongoing. The Court recently dismissed a substantial part of Ms. Wilson's slander claim and granted her motion to amend her claim to increase the amount of damages.


     Campers World International, Inc. v. Perry Ellis International and Aris Industries, Inc.:
     ---------------------------------------------------------------------------
     Campers World instituted an action in the United States District Court for the Southern District of New York in January 2002 against Perry Ellis International, Inc. ("PEI") and the Company. The complaint alleges that Campers World purchased approximately 460,000 pairs of PEI jeans from Aris for approximately $4,600,000 and subsequently sold those jeans to Costco. PEI thereafter informed Costco that the sale by Campers World to it was an unauthorized use of PEI's trademarks and that Aris was not authorized to sell the jeans to Campers World or to permit it to allow Campers World to sell jeans to Costco. Campers World seeks return of the purchase price and other damages from Aris. PEI has also asserted a cross-claim against Aris and its subsidiaries and the Company's chief executive officer alleging that Aris violated various license agreements regarding PEI's trademarks. Aris has answered the Campers World complaint denying the material allegations. Aris' motion for summary judgement to dismiss the trademark infringement claims brought by PEI, was recently denied. Aris intends to vigorously defend the claims and cross-claims.

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

     Europe Craft Imports, Inc. vs. Corporate Realty Income Fund I, LP and 475 Fifth Avenue Limited Partnership
     ---------------------------------------------------------------------------
     Europe Craft Imports commenced legal action during July 2003 against the defendant in the Supreme Court of the State of New York, County of New York, in which Europe Craft Imports seeks declaratory relief claiming all or a portion of a New York City commercial lease has been rescinded or terminated by the acts or omissions by defendants action. Europe Craft Imports also seeks monetary damages.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Form 8K filed July 15, 2003 - Acquisition and Disposition of Assets

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                ARIS INDUSTRIES, INC.
                                (Registrant)


Date: November 13,  2003        By /s/ Paul Spector
                                   -----------------------------------
                                   Paul Spector
                                   Chief Financial Officer / Treasurer

      (c) INDEX TO EXHIBITS

                                                                              Filed as Indicated
                                                                              Exhibit to Document
    Exhibit No.                            Description                           Referenced in
    -----------                            -----------                           Footnote No.
                                                                                 ------------
        3.3          Restated Certificate of Incorporation filed on June              (3)
                     30, 1993
        3.4          Amended and Restated By-Laws effective June 30,                  (3)
                     1993
        3.5          Amendment to the Restated Certificate of                        (20)
                     Incorporation filed with the Secretary of State on
                     July 29, 1999
        3.6          Amendment to the Restated Certificate of                        (21)
                     Incorporation filed with the Secretary of State in
                     January 2001
       10.67         Series A Junior Secured Note Agreement dated as of               (3)
                     June 30, 1993 between Registrant and BNY
                     Financial Corporation.
       10.68         Series A Junior Secured Note dated as of June 30,                (3)
                     1993 issued by Registrant to BNY Financial
                     Corporation.
       10.72         Secondary Pledge Agreement dated as of June 30,                  (3)
                     1993 between Registrant, BNY Financial
                     Corporation and AIF II, L.P.
       10.81         Form of Indemnification Agreement dated as of June               (3)
                     30, 1993 between Registrant and each member of
                     Registrant's Board of Directors.
       10.99         Warrant dated September 30, 1996 issued by Aris                 (10)
                     Industries, Inc. to Heller Financial, Inc.
      10.111         Securities Purchase Agreement, dated as of February             (17)
                     26, 1999, between Aris Industries, Inc., Apollo Aris
                     Partners, L.P., AIF, L.P., The Simon Group, L.L.C.
                     and Arnold Simon.
      10.112         Shareholders Agreement, dated as of February 26,                (17)
                     1999, between Aris Industries, Inc., Apollo Aris
                     Partners, L.P., AIF, L.P., The Simon Group, L.L.C.
                     and Charles S. Ramat.

                                                                              Filed as Indicated
                                                                              Exhibit to Document
    Exhibit No.                            Description                           Referenced in
    -----------                            -----------                           Footnote No.
                                                                                 ------------
      10.113         Equity Registration Rights Agreement, dated as of               (17)
                     February 26, 1999, between Aris Industries, Inc.,
                     Apollo Aris Partners, L.P., AIF, L.P., The Simon
                     Group, L.L.C. and Charles S. Ramat.
      10.115         Financing Agreement dated February 26, 1999 by                  (18)
                     and among the Company and its Subsidiaries and
                     CIT Commercial Group, Inc. and the other Financial
                     Industries named therein.
      10.118         Employment Agreement by and among the                           (19)
                     Registrant, Europe Craft Imports, Inc., ECI
                     Sportswear, Inc., XOXO and Gregg Fiene, dated
                     August 10, 1999.
      10.119         Employment Agreement by and among the                           (19)
                     Registrant, ECI, ECI Sportswear, Inc., XOXO and
                     Gregg Fiene, dated August 10, 1999.
      10.120         Shareholders' Agreement by and among the                        (19)
                     Registrant, The Simon Group, LLC, Gregg Fiene, Michele
                     Bohbot and Lynne Hanson, dated August 10, 1999.
      10.121         Amendment No. 2 to Financing Agreement by and                   (19)
                     among Aris Industries, Inc., Europe Craft Imports,
                     Inc., ECI Sportswear, Inc., Stetson Clothing
                     Company, Inc., XOXO; the Financial Institutions
                     from time to time party to the Financing Agreement,
                     as Lenders; and The CIT Group/Commercial
                     Services, Inc. as Agent, dated
                     August 10, 1999.
      10.122         Amended and Restated 1993 Stock Option Plan                     (16)
      10.123         Employment Agreement with Steven Feiner                         (21)
      10.125         Agreement between the Company and certain of its                (21)
                     subsidiaries and Grupo Xtra dated January, 2001
      10.126         Form Securities Purchase Agreement Dated as of                  (21)
                     February, 2001 between the Company and KC Aris
                     Fund I, L.P.
      10.127         Trademark License Agreement Adamson Apparel,                    (22)
                     Inc.
      10.128         Trademark Purchase Agreement                                    (23)
        21           List of Subsidiaries                                            (21)

                                                                              Filed as Indicated
                                                                              Exhibit to Document
    Exhibit No.                            Description                           Referenced in
    -----------                            -----------                           Footnote No.
                                                                                 ------------
       31.1          Certification of Chief Executive Officer pursuant to            (24)
                     Section 302 of the Sarbanes/Oxley Act of 2002
       31.2          Certification of Chief Financial Officer pursuant to            (24)
                     Section 302 of the Sarbanes/Oxley Act of 2002
        32           Certification under Section 906 of  the                         (24)
                     Sarbanes/Oxley Act

------------
(1)      Omitted
(2)      Omitted.

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