Form 10-K
period 2003-12-31
ARIS INDUSTRIES INC
filed 2004-04-09
CIK 100979

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003          COMMISSION FILE NO.: 1-4814

                              ARIS INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


                NEW YORK                                         22-1715274
      (State or other jurisdiction                            (I.R.S. Employer
   of incorporation or organization)                         Identification No.)

    525 SEVENTH AVENUE, NEW YORK, NY                                10018
(Address of principal executive offices)                         (Zip code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 212-354-4600

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

         Yes   X           No
              ---

         Indicate by check mark whether the Registrant is an accelerated filer (as defined Rule 12b-2 of the Act)

         Yes               No   X
                               ---

         As of March 15, 2004, 108,819,527 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the 24,379,414 shares of voting stock of the Registrant held by non-affiliates of the Registrant at March 15, 2004 was $1,218,971.

         Documents incorporated by reference: None.

================================================================================

                              ARIS INDUSTRIES, INC.

                                TABLE OF CONTENTS


                                                                                                               PAGE

PART I   ..........................................................................................................
         Item 1.           Business...............................................................................1
         Item 2.           Properties.............................................................................3
         Item 3.           Legal Proceedings......................................................................4
         Item 4.           Submission of Matters to a Vote of Security Holders....................................7

PART II  ..........................................................................................................
         Item 5.           Market for Registrant's Common Equity

                           and Related Security Holder Matters....................................................7
         Item 6.           Selected Financial Data................................................................8
         Item 7.           Management's Discussion and Analysis of Financial Condition and
                           Results of Operations..................................................................8
         Item 7A.          Quantitative and Qualitative Disclosures about Market Risk ...........................17
         Item 8.           Financial Statements and Supplementary Data...........................................17
         Item 9.           Changes in and Disagreements with Accountants on Accounting and
                           Financial Disclosure..................................................................18
         Item 9A.          Controls and Procedures ..............................................................18

Part III ..........................................................................................................
         Item 10.          Directors and Executive Officers of the Registrant....................................18
         Item 11.          Executive Compensation................................................................20
         Item 12.          Security Ownership of Certain Beneficial Owners and Management........................23
         Item 13.          Certain Relationships and Related Transactions........................................24
         Item 14.          Principal Accountant Fees and Services ...............................................27

PART IV  ..........................................................................................................
         Item 15.          Exhibits, Financial Statement Schedule and Reports on Form 8-K........................28

SIGNATURES.......................................................................................................33


                                     PART I



ITEM 1.  BUSINESS.

INTRODUCTION AND CURRENT BUSINESS

         Aris Industries Inc. ("the Company"), is a New York corporation organized in 1947. Aris currently has a license agreement for its Members Only(R)trademark and is seeking to obtain new licenses in niche markets to continue its licensing and brand management operations.

         During 2002, the Company completed its first full year as a licensor or sub-licensor of its owned or licensed trademarks. In April 2002, the Company terminated its license agreement with Grupo Xtra of New York, Inc. ("Grupo") and shortly thereafter Grupo filed for bankruptcy protection under Chapter XI of the Bankruptcy Code. On April 25, 2002, Judge E. Robles of the United States Bankruptcy Court, Central District of California, terminated the Trademark License Agreement and ordered Grupo to immediately discontinue all use of trademark bearing XOXO(R) , Baby Phat(R), Brooks Brothers Golf(R), Fragile(R) and Members Only(R). Following the effectiveness of the termination of the Grupo Agreement, the Company reached an agreement with Adamson Apparel, Inc. ("Adamson"), a related party, to license from the Company and its subsidiaries the XOXO(R) , Members Only(R) and Baby Phat(R) trademarks that had been previously licensed by Grupo.

         On May 7, 2003, the Company signed a definitive trademark purchase agreement with Global Brand Holdings, LLC ("Global") providing for the sale of the trade name and service mark XOXO(R) and the trademarks XOXO(R), XOXO IN AMERICA AND ABROAD(R), LOLA(R) and FRAGILE(R) along with certain related assets and accompanying goodwill for a total sum of $43 million in cash. The transaction was approved by the Company's stockholders at a special meeting held on Monday, June 30, 2003. On July 2, 2003, the Company completed the sale of the trade name and service mark. The Company received $43 million in cash at closing of which $2 million was set aside in one escrow account and $1 million was set aside in an additional escrow account, to secure certain post-closing obligations of the Company. As the result of a default by an XOXO licensee and claims arising from a transition agreement, the $2 million dollar escrow account was reduced by approximately $1,498,000. These amounts have been offset against the gain recorded on the sale.

         The proceeds from the trademark sale were used to, (i) satisfy the Company's outstanding obligations with CIT Commercial Services Group, Inc. ("CIT"), (ii) retire the $7,500,000 in Convertible Debentures issued to KC Aris Fund I, L.P. ("KC"), (iii) pay-off the Company's Series A Junior Secured Note with BNY Financial Corporation ("BNY"), (iv) satisfy secured loans and advances to the Company from related parties, (v) satisfy liens placed against the Company's XOXO(R) by CIT and (vi) reduce trade obligations.

          The Global agreement required the Adamson license relating to XOXO branded products to be terminated as of closing. Under the terms of the trademark purchase agreement Adamson ceased shipping XOXO branded products as of September 30, 2003. In addition, Adamson closed the XOXO Outlet Stores, which it had been operating as part of the license agreement, in July 2003.

         On December 22, 2003, pursuant to an Asset Purchase Agreement dated December 22, 2003, BP Clothing Company, Inc. ("BP"), an indirect wholly owned subsidiary of the Company, and Adamson sold to a newly created limited liability company, BP Clothing LLC ("BPLLC"), an unaffiliated Company, substantially all of the operating assets, including licensed trademark rights and other intangibles, inventory, machinery and equipment, rights under customer sales orders and open vendor purchase orders of BP and Adamson relating to the manufacture, distribution and sale of the Baby Phat(R) line of clothing and related accessories pursuant to a License Agreement by and between Phat Fashions LLC and BP dated as of July 1, 1999 (the "License Agreement"). In connection with the transaction, Phat Fashions LLC terminated the License Agreement with BP and entered into a new license agreement with Buyer (the "New License"). Adamson had been operating the business pursuant to a sublicense with BP.

         The terms of the transaction, including the purchase price, were the results of negotiations between representatives of BP and Adamson, and Buyer, including Steven Feiner, a member of Buyer, who was, until closing, an Officer and Director of the Company. Under the terms of the agreement, the Company is to receive $7,500,000, less certain offsets. The terms of the transaction were approved by the Board of Directors of the Company including all of the independent directors of the Company.

         In accordance with the purchase agreement, BP was to receive an initial payment of $2,500,000 in cash at closing. This amount was reduced by approximately $1,200,000 of offsets. In addition, Buyer issued a promissory note payable to BP in the principal amount of $4,500,000, after additional offsets of approximately $500,000, and has agreed to pay $2,000,000 to the Company in June 2004 and $2,500,000 at a rate of 1% of net sales each month commencing on July 18, 2004 and ending on the maturity date, June 30, 2005, or sooner if fully paid.

         The Adamson Agreement provided for royalties of 9% on sales under the Company's XOXO(R) and Members Only(R) brands and 3.5% on sales of Baby Phat(R) branded products. The Adamson Agreement expired on December 31, 2003.

         The Company was incorporated in the State of New York in 1947. Reference to the Company includes its subsidiaries, where applicable. The Company's principal executive offices are located at 525 Seventh Avenue, New York, NY. Its phone number at such offices is 212-354- 4600.

TRADEMARKS AND LICENSING

         The Company has registered the trademark Members Only(R) in the United States and 47 other countries, principally for use in connection with apparel and other men's clothing.

         The Company was the registered owner of the XOXO(R) and Fragile(R) trademarks in the United States. It was also the registered owner of XOXO(R) in 24 other countries in various classifications. The Company sold all rights, domestic and foreign, to XOXO(R) and Fragile(R) trademark as part of the sales to Global.

         The Company considers its Trademark to be of material importance to its business.

XOXO(R) LICENSING

         In addition to the Adamson agreement, the Company had granted domestic licenses to use XOXO(R) and, in some cases, Fragile(R) for the manufacture and sale of the following product categories: activewear essentials, outerwear, footwear, swimwear, handbags, leather and suede sportswear, girls sportswear, girls swimwear and girls outerwear. In addition, the Company had granted master licenses for use of the XOXO(R) trademark in Mexico, Canada, Central America, portions of South America, Japan and the Middle East. All of these domestic and foreign licenses were assigned to Global as part of the trademark assets sale.

MEMBERS ONLY(R) LICENSING

         In January 2004, the Company entered into a license agreement for its Members Only(R) trademark. Minimum royalties due the Company start at $250,000 in 2004 and increase to $360,000 for 2007. The Company is also entitled to receive additional percentage royalties should sales exceed minimums.

LICENSE AGREEMENTS FOR TRADEMARKS OWNED BY OTHERS

         BABY PHAT. The Company was party to a license agreement with Phat Fashions LLC to manufacture and sell casual apparel for women in all fabrics, excluding swimwear and accessories, under the Baby Phat(R) trademark for a term which commenced on July 1, 1999 and expires on December 31, 2004. The Company had assigned the Baby Phat(R) license to Adamson. The Company no longer is a party to the license which was terminated in connection with the Asset Purchase Agreement between the Company and BPLLC.

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

EMPLOYEES

         As of December 31, 2003, the Company and its subsidiaries had approximately 8 full time employees on its payroll. This is a reduction from the 25 full and part-time employees as of December 31, 2002 due the Company's closing of the Company's remaining retail store in July 2003 and further overhead reductions.

ITEM 2.  PROPERTIES.

         The Company currently has approximately 5,000 square feet of leased space for its executive and sales offices at 525 Seventh Avenue in New York City. The Company is still party to a lease of approximately 5,925 square feet of office and showroom space at 1466 Broadway in New York City, which formerly housed its XOXO and Baby Phat showrooms. The Company also leases approximately 212,939 square feet in Commerce, California that were formerly used for office, showroom, manufacturing and distribution use in connection with the its XOXO and Baby Phat businesses. BPLLC currently pays 100% of the rental expense for the space in Commerce, and will continue to pay the rent for as long as it occupies the premises. BPLLC is under no obligation to remain there and has not assumed any lease obligations at 1466 Broadway. The Company had outlet stores in the following locations at December 31, 2002: Virginia, Florida,

California, New Jersey, New York, Nevada, Illinois and Pennsylvania of approximately 37,921 square feet, as well a full-price retail store in New York of approximately 4,596 square feet. Adamson was operating the outlet stores through July of 2003. The Company has negotiated settlements with all of the outlet landlords and has been released from all obligations under those leases. The Company closed its remaining full priced retail store in July 2003 and has reached a settlement with the landlord and is no longer liable under the lease.

         In January 2002, the Company decided to scale back its retail operations, and has closed three of its four full-price retail stores. The Company recorded restructuring and impairment charges in fiscal 2002 aggregating $2,510,000 to cover the exit costs from the three locations. During 2003, the Company recorded additional charges of approximately $1,032,000 to cover future rental costs for the two retail locations still under litigation.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company, in the ordinary course of its business, is party to various legal actions the outcome of which the Company believes may have a material adverse effect on its consolidated financial position and results of operations at December 31, 2003. In addition, the following updates information regarding certain litigation to which the Company is subject:

FASHION WORLD-SANTA V. LOLA, INC.:

         On February 11, 2002, Fashion World-Santa filed an unlawful detainer action against Lola, Inc. ("Lola") in the Los Angeles Superior Court. That action sought to evict Lola, on grounds of non-payment of rent, from an XOXO retail store located in Beverly Hills, California. Lola is a party to a five-year lease for that store, and that lease does not expire until April 2006. XOXO Clothing Company, Inc. responded to the complaint as successor in interest to Lola, Inc. On August 21, 2003, the Company and Fashion World-Santa agreed to settle the dispute. The Company has agreed to pay Fashion World-Santa $900,000, $20,000 of which was paid on signing and $20,000 is payable monthly on the 15th of each month beginning in October 2003, and continuing for the next 44 months.

CHRISTI WILSON V. ARIS:

         On July 31, 2002, Christi Wilson, a former employee of the Company filed suit in the Supreme Court of the State of New York, County of New York, claiming that her commission agreement was breached by the Company. Ms.Wilson is seeking damages for commissions allegedly due under the agreement, and an unstated amount of alleged damages regarding a claim of slander. The material allegations of the complaint have been denied and the Company has filed counterclaims alleging breach of contract, breach of duty of good faith and fair dealing, breach of fiduciary duty, theft of trade secrets and tortious interference with prospective economic advantage. Discovery in this matter is ongoing. Ms. Wilson recently filed a motion for summary judgement. The Company also intends to file a motion for summary judgement to dismiss a portion of her claims.

JENNY'S GARMENTS INC. V. ARIS INDUSTRIES ET AL:

         Jenny's Garments Inc.("Jenny") filed a compliant against Aris and certain of its subsidiaries and current and former officers, as well as other defendants, in the Supreme Court of New York State, New York County, on or about December 23, 2003. The suit seeks recovery from Aris and other defendants in the total amount of $843,947 for goods that were sold and delivered by Jenny to defendants unrelated to Aris. The suit asserts claims for breach of contract, quasi-contract and fraud and seeks compensatory and punitive damages. Aris answered the complaint on or about February 17, 2004 denying liability and asserting various affirmative defenses. The Company believes that there is a substantial likelihood of defeating all claims asserted as neither Aris nor its subsidiaries were the contracting parties for the goods.

CAMPERS WORLD INTERNATIONAL, INC. V. PERRY ELLIS INTERNATIONAL AND ARIS INDUSTRIES, INC.:

         Campers World instituted an action in the United States District Court for the Southern District of New York in January 2002 against Perry Ellis International, Inc. ("PEI") and the Company. The complaint alleges that Campers World purchased approximately 460,000 pairs of PEI jeans from Aris for approximately $4,600,000 and subsequently sold those jeans to Costco. PEI thereafter informed Costco that the sale by Campers World to it was an unauthorized use of PEI's trademarks and that Aris was not authorized to sell the jeans to Campers World or to permit it to allow Campers World to sell jeans to Costco. Campers World seeks return of the purchase price and other damages from Aris. PEI has also asserted a cross-claim against Aris and its subsidiaries and the Company's chief executive officer alleging that Aris violated various license agreements regarding PEI's trademarks and also committed trademark infringement. The Company settled Campers World's claim by agreeing to pay $100,000 over a twenty month period. The Company is defending PEI's claim on the basis of a release PEI issued to the Company and its affiliates in June 2001.

MELVILLE REALTY COMPANY, INC. V XOXO, EUROPE CRAFT IMPORTS AND ARIS, AS SUCCESSORS TO LOLA INC.

         Melville instituted an action in the Supreme Court of the State of New York, County of NewYork claiming that the Company is liable on an alleged guaranty by Lola, Inc. on rent obligations of 8-3 Retailing Inc. ("8-3"), a subsidiary Europe Craft Imports, Inc., which is subsidiary of the Company, pertaining to an alleged sublease of a retail store at 732 Broadway, New York, New York. This action does not allege an acceleration of rent obligations. This action seeks compensatory damages of $391,964, along with sums "to become due pursuant to the terms of the alleged Sublease". This litigation is being vigorously defended.

426 WEST BROADWAY ASSOCIATES, L.P. V ARIS, 8-3, XOXO, 8-3 D/B/A XOXO, LOLA, INC., XOXO OUTLETS INC., 8-3 A/K/A 8-3 RETAIL INC. A/K/A XOXO, ECI, XOXO CLOTHING COMPANY, IN.

         426 West Broadway Associates instituted an action in the Supreme Court of the State of New York, County of New York claiming rent arrears on a retail store located at 426 West Broadway, New York, New York. This action pleaded compensatory damages in the sum of $177,127 with interest from 2/1/02, and compensatory damages on a claim of "anticipatory breach of lease agreement" (however, this is alleged in lieu of a claim for accelerated rent, which the lease does not contain or provide for as a remedy). This litigation is being vigorously defended.

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

GREEN 1466 BROADWAY LLC VS. XOXO CLOTHING COMPANY, INC. D/B/A XOXO F/K/A LOLA, INC. D/B/A XOXO, INC.

Green 1466 Broadway LLC instituted a summary proceeding in the Civil Court of the City of New York, County of New York, regarding office space at 1466 Broadway, New York, New York. This action was discontinued by a Stipulation of Settlement. No money was paid by XOXO Clothing Company, Inc. for the discontinuance.

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

         BRISTOL INDUSTRIAL I, LLC commenced an action against Sheila Clothing Company, Inc. (formerly known as XOXO Clothing Company, Inc.) for breach of a lease for an industrial warehouse space in the City of Commerce, California. The landlord previously filed an action for unlawful detainer when Sheila defaulted on its payment of rent in June 2003, and at that time Sheila agreed to give up possession of the premises and the landlord agreed to dismiss its unlawful detainer action. However, the landlord later commenced this action for breach of lease, alleging lost rent because of its alleged inability to re-let the premises through the end of the lease term, which expired December 31, 2003. The landlord is suing Sheila as lessor and Aris as guarantor of the lease.

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

         CORPORACION FABRIL ("Cofaco") had commenced an action against the Company in the United States District Court for the Southern District of New York seeking $146,431.50 for the delivery of merchandise it claims the Company did not pay for. On March 29, 2004, the Company and Cofaco agreed to compromise and settle the claims raised in the suit. Aris agreed to pay Cofaco $100,000 in $5,000 installments beginning in March 2004 with the final payment due in October 2005.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2003.

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

                                        HIGH             LOW

2002     First Quarter                $0.4500         $0.2200
         Second Quarter                0.4500          0.1200
         Third Quarter                 0.2200          0.1200
         Fourth Quarter                0.2000          0.0700

2003     First Quarter                $0.1100         $0.0900
         Second Quarter                0.1600          0.0500
         Third Quarter                 0.0900          0.0400
         Fourth Quarter                0.1200          0.0300

         There were approximately 3,333 shareholders of record as of March 15, 2004.

RECENT SALES OF UNREGISTERED SECURITIES

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

ITEM 6.           SELECTED FINANCIAL DATA
                                      (IN THOUSANDS EXCEPT FOR PER SHARE DATA)


                                        Year Ended       Year Ended       Year Ended       Year Ended       Year Ended
-------------------------------------------------------------------------------------------------------------------------
                                         12/31/03         12/31/02         12/31/01         12/31/00       12/31/99(1)
-------------------------------------------------------------------------------------------------------------------------
Royalty income                            $6,144           $9,557          $11,389           $2,737           $2,571
-------------------------------------------------------------------------------------------------------------------------
Income (loss) - continuing
operations                                6,135           (8,365)          (13,601)          2,692            2,522
-------------------------------------------------------------------------------------------------------------------------
Income (loss) - discontinued             (1,296)          (5,349)(2)        8,169           (39,172)         (13,105)
operations
-------------------------------------------------------------------------------------------------------------------------
Net income (loss)                         4,839           (13,714)         (3,434)          (36,480)         (10,583)
-------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) per share -
basic and diluted:
-------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) per share -            .05             (.09)            (.17)             .03              .05
continuing operations
-------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) per share -           (.01)            (.06)             .11             (.49)            (.24)
discontinued operations
-------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) per share              .04             (.15)            (.04)            (.46)            (.19)
-------------------------------------------------------------------------------------------------------------------------
Total assets                              10,359           38,336           48,696          100,209          106,117
-------------------------------------------------------------------------------------------------------------------------
Long-term debt                             -0-             7,500            7,500            5,242            14,342
-------------------------------------------------------------------------------------------------------------------------
Working capital/(deficit)                (6,068)          (35,243)         (28,334)         (33,283)          7,419
-------------------------------------------------------------------------------------------------------------------------
Stockholders' equity (deficiency)        (2,954)          (7,800)           1,177            3,486            39,251
-------------------------------------------------------------------------------------------------------------------------


1. Includes results of operations and assets and liabilities of XOXO from its acquisition on August 10, 1999.
2. Includes loss of $1,272,000 related to the Company's retail store operations. The Company closed three of its four retail store locations in the first quarter of 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

         The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements, including the notes thereto, and the "Selected Financial Data" included on this page, and pages F-1 through F- 25, respectively, of this Annual Report.

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

SUMMARY OF CRITICAL ACCOUNTING POLICIES

USE OF ESTIMATES

         The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures relating to contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. The most significant estimates relate to the recoverability of long-lived assets, valuation allowances on deferred tax assets, collectability of receivables and estimates of future lease obligations. Actual results could differ from those estimates.

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

         The Company moved to a significantly smaller office location in the fourth quarter of 2003. In connection with this move in 2003 the Company recorded an impairment charge of $345,000 on write-downs of property and equipment no longer in use. The Company also recorded an impairment charge of $220,000 in 2001 which represented the net book value of various computer and other equipment that has become idle as a result of the transition of the Company into a licensing and brand management business.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

         In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("ETIF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the consolidated financial statements.

         Since the Company has elected to continue to use the provisions of APB 25 in accounting for stock options granted to employees, it is required by Statement of Financial Accounting

Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", to present additional pro forma information showing effects on its historical results of operations of the use of a method that estimates the fair value of the options at the grant date and then amortizes the fair value to expense over the options' vesting period.

BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations for the three year period ended December 31, 2003. As of December 31, 2003, the Company had a working capital deficit of $6,068,000.

         As a result of the trademark assets sale and the sale of the BP license, the Company has repaid a substantial portion of its existing indebtedness. The Company intends to finance its remaining operations through
(i) royalties which the Company is due from the license of its Members Only trademark, (ii) payments of escrow funds due from the trademark assets sale and collection of the balance of proceeds from the sale of licensed trademark rights, (iii) continued reduction of the Company's overhead and, (iv) continued negotiated settlements with its trade creditors.

         The Company believes that its financing plan will be sufficient at least through December 31, 2004, to sustain its operations. However, there can be no assurance that the timing of cash receipts to be realized from working capital and operations will be sufficient to meet obligations as they become due. These factors raise substantial doubt about the entity's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2003, the Company had a working capital deficit of approximately $6,068,000 compared to a working capital deficit of approximately $35,243,000 at December 31, 2002. The decrease in the working capital deficit was primarily due to the proceeds received from the sale of its major operating assets as explained below. The Company's working capital was negatively impacted by its loss from operations. During the year ended December 31, 2003, the Company financed its working capital requirements principally through licensing revenue from Adamson and the Company's other licensees along with proceeds received from the trademark assets sale and the Asset Purchase Agreement and a loan from its chief executive officer.

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

         On May 7, 2003, the Company signed a definitive trademark purchase agreement with Global Brand Holdings, LLC ("Global") providing for the sale of the trade name and service mark XOXO(R) and the trademarks XOXO(R), XOXO IN AMERICA AND ABROAD(R), LOLA(R) and FRAGILE(R) along with certain related assets and accompanying goodwill for a total sum of $43 million in cash. The transaction was approved by the Company's stockholders at a special meeting held on June 30, 2003. On July 2, 2003, the Company completed the sale of the trade name and service mark. The Company received $43 million in cash at closing of which $2 million was set aside in one escrow account and $1 million was set aside in an additional escrow account, to secure certain post-closing obligations of the Company. As the result of a default by an XOXO licensee and claims arising from a transition agreement, the $2 million dollar escrow account was reduced by approximately $1,498,000. These amounts have been offset against the gain recorded on the sale.

         On July 2, 2003, the Company repaid all of its indebtedness for borrowed money.

         The Company's chief executive officer had personally guaranteed $3 million of indebtedness outstanding under a financing agreement with CIT. This guarantee expired upon re- payment of the Company's obligations to CIT.

         On December 22, 2003, pursuant to an Asset Purchase Agreement dated December 22, 2003, BP Clothing Company, Inc. ("BP"), an indirect wholly owned subsidiary of the Company, and Adamson sold to a newly created limited liability company, BP Clothing LLC ("BPLLC"), an unaffiliated company, substantially all of the operating assets, including licensed trademark rights and other intangibles, inventory, machinery and equipment, rights under customer sales orders and open vendor purchase orders of BP and Adamson relating to the manufacture, distribution and sale of the Baby Phat(R) line of clothing and related accessories pursuant to a License Agreement by and between Phat Fashions LLC and BP dated as of July 1, 1999 (the "License Agreement"). In connection with the transaction, Phat Fashions LLC terminated the License Agreement with BP and entered into a new license agreement with Buyer (the "New License"). Adamson had been operating the business pursuant to a sublicense with BP.

         The terms of the transaction, including the purchase price, were the results of negotiations between representatives of BP and Adamson, and Buyer, including Steven Feiner, a member of Buyer, who was, until closing, an Officer and Director of the Company. Under the terms of the agreement, the Company is to receive $7,500,000, less certain offsets. The terms of the transaction were approved by the Board of Directors of the Company including all of the independent directors of the Company.

         In accordance with the purchase agreement, BP was to receive an initial payment of $2,500,000 in cash at closing. This amount was reduced by approximately $1,200,000 of offsets. In addition, Buyer issued a promissory note payable to BP in the principal amount of $4,500,000, after additional offsets of approximately $500,000, and has agreed to pay $2,000,000 to the Company in June 2004 and $2,500,000 at a rate of 1% of net sales each month commencing on July 18, 2004 and ending on the maturity date, June 30, 2005, or sooner if fully paid.

         As a result of the trademark assets sale and the sale of the BP license, the Company has repaid a substantial portion of its existing indebtedness. The Company intends to finance its remaining operations through (i) royalties which the Company is due from the license of its Members Only trademark is $250,000 in 2004 and increases to $360,000 for 2007, (ii) payments of escrow funds due from the trademark assets sale and collection of the balance of proceeds from the sale of licensed trademark rights, (iii) continued reduction of the Company's overhead and, (iv) continued negotiated settlements with its other creditors.

         The Company believes that this financing plan will be sufficient, at least through December 31, 2004, to sustain its operations as a licensing and brand management business. However, there can be no assurance that the timing of cash receipts to be realized from working capital and operations will be sufficient to meet obligations as they become due. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

CAPITAL EXPENDITURES. By virtue of the change in the nature of the Company's operations, the Company's capital expenditures for 2003 were nil.

RESULTS OF OPERATIONS:

2003 COMPARED TO 2002

         The Company reported net income of $4,839,000 for the year ended December 31, 2003, which consisted of $6,135,000 of income from continuing operations and a loss of $1,296,000 from discontinued operations. This is compared to a net loss of $13,714,000 for the year ended December 31, 2002, which consist of a loss of $8,365,000 from continuing operations and a loss of $5,349,000 from discontinued operations.

         The Company's income from continuing operations for the twelve-months ended December 31, 2003 was primarily attributable to gains realized by the Company on the sale of its XOXO(R) trademark and the sale of its Baby Phat sub-license. These gains was offset by impairment charges recorded relating to goodwill associated with the Company's Members Only(R) trademark and capitalized assets no longer in use. The Company's loss from discontinued operations consist primarily of rent accruals related to its closed retail stores and goodwill and asset impairment charges relating to its former retail and outlet store operations.

         The Company's loss from continuing operations for the twelve-months ended December 31, 2002 was partly attributable to the default by Grupo of its license agreement. As a result of the default by Grupo the Company did not receive approximately $1,000,000 in license royalties and wrote off approximately $1,959,000 in operating expense reimbursements and incurred $1,023,000 in charges that were Grupo's direct obligation. The Company was also required to record non-cash charges in the amount of $2,400,000 relating to the issuance of 20,000,000 shares of the Company's common stock to two unrelated third parties as consideration for their making an investment in Adamson. The Company's loss from discontinued operations consist primarily of rent accruals for its closed retail stores, goodwill and asset impairment charges related to its former retail stores along with losses incurred by those stores before closing in the first quarter of 2002.

REVENUES-CONTINUING OPERATIONS

         The Company's royalty income decreased from $9,557,000 during the twelve-months ended December 31, 2002 to $6,144,000 for the twelve-months ended December 31, 2003. This decrease was attributable to the trademark asset sale. As a result of the sale the Company received no royalty income from its former XOXO licensees after July 2, 2003 the effective date of the transaction. In addition, royalties under the Adamson license were reduced as Adamson wound down its distribution of XOXO branded products in accordance with the trademark asset sale. The Company also wrote-off royalty receivables in the first quarter of 2003 as the result of defaults by two XOXO licensees. The Company received royalty revenues of $4,531,000 from Adamson's sales of XOXO branded products for the year ended December 31, 2002 as compared to $2,818,000 for the yaer ended December 31, 2003. The Company also received royalty revenues of $3,177,000 directly from its XOXO licensees for the year ended December 31, 2002 as compared to $2,002,000 for the year ended December 31, 2003. These revenues will no longer be available to the Company as a result of the trademark assets sale. As a result of the Asset

Purchase Agreement dated December 22, 2003, the Company will also no longer receive any royalty income from Adamson in regards to its Baby Phat sub-license.

SELLING AND ADMINISTRATIVE EXPENSES - CONTINUING OPERATIONS

           Selling and Administrative expenses were $11,716,000 or 190.7% of revenue for the twelve months ended December 31, 2003 as compared to $15,832,000 or165.7% of revenue for the twelve months ended December 31, 2002. Selling and Administrative expenses as a percentage of revenues for the twelve months ended December 31, 2003 continue to be negatively impacted by legal expenses incurred in connection with the Company's defense of various lawsuits along with the reduction in royalty revenue as a result of the trademark assets sale. In addition, the Company reserved $2,000,000 as an allowance against receivables from Adamson. Selling and Administrative expenses for the twelve-months ended December 31, 2002 have been adversely affected by the Grupo default. As a result of the default the Company was forced to write off receivables from Grupo for shared operating expenses and incurred $1,023,000 in charges that were Grupo's direct obligation. In addition, the Company was liable for excess royalties due under the Baby Phat license for 2001 which Grupo failed to pay in 2002. The total charge to the Company for these items was approximately $3,023,000 which, when combined with a $1,000,000 shortfall in minimum royalty income, resulted in the percentage of selling and administrative expenses to revenue being abnormally high. The Company also was required to record non-cash charges in the amount of $2,400,000 relating to the issuance of 20,000,000 shares of the Company's common stock to two unrelated third parties as consideration for their investment in Adamson.

DISCONTINUED OPERATIONS

         Discontinued operations for the years ended December 31, 2003 and 2002 include all sales, commissions, cost of goods sold and selling and administrative expenses recorded in connection with the Company's former retail and outlet store operations, import and wholesale operations and all sales to licensee. Additionally, certain restructuring charges, goodwill and long-lived assets impairment charges have also been reclassified as discontinued operations.

         For the year ended December 31, 2003 the Company included in discontinued operations a goodwill impairment charge of $368,000, long-lived assets impairment charges of $483,000 and a restructuring charge of $1,032,000. Goodwill and long-lived assets relating to the XOXO retail store and the XOXO outlet stores, which were being operated by the Company's former licensee Adamson, were determined to be impaired after the closing of the trademark sale to Global. The $1,032,000 restructuring charge represents an additional years rent accrual for two of the Company's four former XOXO retail stores which were closed in 2002 and are still the subject of litigation with the landlord. Each store lease contains a provision that the landlord will use its best efforts to re-lease the premises in the event that the premises are vacated by the Company. However, no assurances can be given that the premises will be re-leased by the end of 2004. The Company could incur significantly higher rent charges should a future review warrant an additional accrual. The Company reached a settlement agreement with the remaining retail store closed in 2002 and settled with the landlord and was released from its lease on the remaining store closed in July 2003. The Company also included a $500,000 gain on the forgiveness of indebtedness realized on the settlement of accounts payable.

         For the year ended December 31, 2002 the Company has reclassified into discontinued operations a goodwill impairment charge of $412,000, long-lived assets impairment charges of $441,000 and a restructuring charge of $2,507,000. Goodwill and long-lived assets relating to the four XOXO retail stores, three of which were closed in the first quarter of 2002, were determined to be impaired. The $2,507,000 restructuring charge represents an accrual of rental charges for 2002 and 2003 for its three closed retail stores.

INTEREST EXPENSE

         Interest expense for the twelve months ended December 31, 2003 was $987,000 as compared to $2,086,000 for the twelve months ended December 31, 2002. This decrease was primarily attributable to the satisfaction of the Company's indebtedness under its credit facility and other interest bearing instruments.

AVAILABILITY OF NET OPERATING LOSS CARRYFORWARDS

         The Company had approximately $94,000,000 of net operating loss carryforwards ("NOL") at December 31, 2003. The NOL's expire in varying amounts between 2005 and 2022. As a result of the change in control of the Company in 1999, the utilization of approximately $57,000,000 of these NOL's are limited by
Section 382 of the Internal Revenue Code to approximately $1,500,000 annually for five years. Accordingly, the Company expects that a significant portion of these NOL's will expire. The remaining NOL's were incurred subsequent to the Simon Purchase Transaction and are not subject to the limitation.

2002 COMPARED TO 2001

         The Company reported a net loss of $13,714,000 for the twelve months ended December 31, 2002, which consisted of a loss of $8,365,000 from continuing operations and a loss of $5,349,000 from discontinued operations. This is compared to a net loss of $3,434,000 for the twelve months ended December 31, 2001, which consist of a loss of $13,601,000 from continuing operations, income of $8,685,000 from discontinued operations and extraordinary gain of $1,482,000.

         The Company's loss from continuing operations for the twelve-months ended December 31, 2002 was partly attributable to the default by Grupo of its license agreement. As a result of the default by Grupo the Company did not receive approximately $1,000,000 in license royalties and wrote off approximately $1,959,000 in operating expense reimbursements and incurred $1,023,000 in charges that were Grupo's direct obligation. The Company was also required to record non-cash charges in the amount of $2,400,000 relating to the issuance of 20,000,000 shares of the Company's common stock to two unrelated third parties as consideration for their making an investment in Adamson. The Company's loss from discontinued operations consist primarily of rent accruals for its closed retail stores, goodwill and asset impairment charges related to its former retail stores along with losses incurred by those stores before closing in the first quarter of 2002.

         The Company's loss from continuing operations for the twelve-months ended December 31, 2001 was partly attributable to phase-out costs associated with the consolidation of its facilities, reductions of its workforce and legal expenses incurred as the Company continued its negotiated settlements with vendors. The Company's income from discontinued operations consist primarily of reversals aggregating approximately $5,600,000 of restructuring and inventory reserves related to previously reserved inventory that was subsequently sold to Grupo at original cost.

REVENUES-CONTINUING OPERATIONS

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

SELLING AND ADMINISTRATIVE EXPENSES - CONTINUING OPERATIONS

  Selling and Administrative expenses were $15,832,000 or 165.7% of revenue for the twelve months ended December 31, 2002 as compared to $21,297,000 or187.0% of revenue for the twelve months ended December 31, 2001. Selling and Administrative expenses as a percentage of revenues for the twelve months ended December 31, 2002 have been adversely affected by the Grupo default. As a result of the default the Company was forced to write off receivables from Grupo for shared operating expenses and incurred $1,023,000 in charges that were Grupo's direct obligation. In addition, the Company was liable for excess royalties due under the Baby Phat license for 2001 which Grupo failed to pay in 2002. The total charge to the Company for these items was approximately $3,023,000 which, when combined with a $1,000,000 shortfall in minimum royalty income, resulted in the percentage of selling and administrative expenses to revenue being abnormally high. The Company also was required to record non-cash charges in the amount of $2,400,000 relating to the issuance of 20,000,000 shares of the Company's common stock to two unrelated third parties as consideration for their investment in Adamson. Selling and administrative expenses as a percentage of revenue for the twelve months ended December 31, 2001, reflect the blended nature of the Company's business operations into a licensing and brand management business. Under the terms of the Grupo Agreement, effective March 1, 2001 Grupo assumed the majority of the Company's responsibilities for Selling and Administrative expenses except for expenses relating to the Company's corporate functions and costs incurred in the operation of the Company's New Bedford warehouse, which closed on June 22, 2001.

DISCONTINUED OPERATIONS

         Discontinued operations for the years ended December 31, 2002 and 2001 include all sales, commissions, cost of goods sold and selling and administrative expenses recorded in connection with the Company's former retail and outlet store operations, import and wholesale operations and all sales to licensee. Additionally, certain restructuring charges, goodwill and long-lived assets impairment charges have also been reclassified as discontinued operations.

         For the year ended December 31, 2002 the Company has reclassified into discontinued operations a goodwill impairment charge of $412,000, long-lived assets impairment charges of $441,000 and a restructuring charge of $2,507,000. Goodwill and long-lived assets relating to the four XOXO retail stores, three of which were closed in the first quarter of 2002, were determined to be impaired. The $2,507,000 restructuring charge represents an accrual of rental charges for 2002 and 2003 for its three closed retail stores.

         For the year ended December 31, 2001 the Company has reclassified into discontinued operations a long-lived assets impairment charge of $242,000 and a restructuring recovery of $1,679,000. The asset impairment charge related to assets at the Company's former office location which were abandoned. In 2000, the Company had reserved $4,187,000 in connection with a restructuring of its operations. In 2001, the Company reversed $1,679,000 in accrued rental costs resulting from the settlement of the Company's lease obligation on its New Bedford, Massachusetts, warehouse.

INTEREST EXPENSE

  Interest expense for the twelve months ended December 31, 2002 was $2,086,000 as compared to $3,404,000 for the twelve months ended December 31, 2001. This decrease was primarily attributable to reductions of the Company's indebtedness under its credit facility.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         QUARTERLY FINANCIAL DATA.

                                 (UNAUDITED)(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                   Per Share
                                                                   ---------

Quarter                      Royalty        Net Income/(Loss)          Basic
                            Revenues
2003
  First                       $2,116                 $(1,279)          $(0.01)
  Second                       2,602                    (647)           (0.01)
  Third                        1,025                   6,510             0.06
  Fourth                         401                     255             0.00
                                 ---                     ---
                              $6,144                  $4,839
                              ======                  ======
2002
  First                       $2,088                 $(5,658)          $(0.07)
  Second                       2,482                  (2,690)           (0.03)
  Third                        2,376                  (1,190)           (0.01)
  Fourth                       2,611                  (4,176)           (0.04)
                               -----                  ------
                              $9,557                $(13,714)
                              ======                ========

         The financial statements listed in the accompanying Index at Part IV,
Item 15(a)1 are filed as a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

ITEM 9A.  CONTROLS AND PROCEDURES

         As of December 31, 2003, we carried out an evaluation under the supervision and with the participation of our the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e)and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission. During the fourth quarter of 2003, there were no changes in our internal control over financial reporting that have materially affected, or reasonably likely to materially affect, our internal controls over financial reporting.

         There have been no significant changes in our internal control or in other factors which could significantly affect our internal control over financial reporting subsequent to such evaluation.


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


-----------------------------------------------------------------------------------------------------------
NAME                               AGE         POSITION
-----------------------------------------------------------------------------------------------------------
Arnold H. Simon                    58          Director, Chairman, Chief Executive Officer and
                                               President of the Company.
-----------------------------------------------------------------------------------------------------------
Debra Simon                        47          Director. (Resigned August 1, 2003)
-----------------------------------------------------------------------------------------------------------
Howard Schneider                   76          Director.
-----------------------------------------------------------------------------------------------------------
Mark Weiner                        49          Director.
-----------------------------------------------------------------------------------------------------------
Paul Spector                       61          Senior Vice President, Chief Financial Officer, Treasurer
                                               and Secretary.
-----------------------------------------------------------------------------------------------------------
Gregg Fiene                        52          Vice Chairman and Director of the Company and Chief
                                               Executive Officer of XOXO Clothing Company
                                               (Resigned September 19, 2003)
-----------------------------------------------------------------------------------------------------------
Steven Feiner                      36          Director and President of XOXO. (Resigned December
                                               22, 2003)
-----------------------------------------------------------------------------------------------------------


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

         DEBRA SIMON became a Director of the Company on March 18, 1999. Ms. Simon was Executive Vice-President and a Director of Designer Holdings Ltd. from March 1994 until December 1997, and was Vice-President of Rio Sportswear, Inc. from 1985 until 1997. Ms. Simon is the wife of Arnold H. Simon. Ms. Simon resigned from the board on August 1, 2003.

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

         GREGG FIENE has been vice chairman of the Company's board of directors and chief executive officer of the Company's XOXO subsidiary since August 10, 1999. For more than five years prior to its acquisition by the Company, Mr. Fiene was the chairman and chief executive officer and a principal shareholder of the predecessor to XOXO. Mr. Fiene resigned as an officer and director of the Company on September 19, 2003.

         STEVEN FEINER was appointed to the Board on March 23, 2000 to fill the vacancy created by the death of David Fidlon. Mr. Feiner was appointed president of XOXO in June 2000. Prior thereto, Mr. Feiner had been for more than the prior five years, the owner and operator of various privately held apparel concerns. Mr. Feiner resigned as an officer and director of the Company on December 22, 2003.

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

         To the Company's knowledge, based solely on the Company's review of Forms 3 (Initial Statement of Beneficial Ownership of Securities), Forms 4 (Statement of Changes in Beneficial Ownership) and Forms 5 (Annual Statement of Changes in Beneficial Ownership) furnished to the Company with respect to the fiscal year ended December 31, 2003, no persons failed to file any such form in a timely manner.

ITEM 11.  EXECUTIVE COMPENSATION.

         The following table presents the compensation paid to the Chief Executive Officer of the Company and the four most highly compensated executive officers of the Company as of December 31, 2003 who received compensation in excess of $100,000.


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Long-Term
                                                        Annual Compensation                      Compensation
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 Other            Securities
          Name and            Fiscal                                            Annual            Underlying           All Other
     Principal Position        Year       Salary ($)        Bonus ($)        Compensation           Stock           Compensation($)
                                                                                 ($)              Options(#)
------------------------------------------------------------------------------------------------------------------------------------
Arnold H. Simon,               2003         750,000           --                 79,668(2)              --                --
Chairman, Chief                2002         750,000           --                 79,668(2)              --                --
Executive Officer of the       2001         750,000           --                107,983(1)              --                --
Company and President
------------------------------------------------------------------------------------------------------------------------------------
Steven Feiner,                 2003       250,000(6)                                                    --
President of XOXO              2002       250,000(4)(5)                                                 --
                               2001       355,771(3)                                                    --
------------------------------------------------------------------------------------------------------------------------------------
Gregg Fiene,                   2003            --(6)                                                    --
Vice Chairman, Chief           2002         8,654(4)(5)       --                                        --
Executive Officer of           2001       230,768(3)          --                                        --
XOXO
------------------------------------------------------------------------------------------------------------------------------------
        Paul Spector,          2003         200,000                                                     --
Chief Financial Officer        2002         200,000                                                     --
                               2001         176,250                                                100,000
------------------------------------------------------------------------------------------------------------------------------------


(1) Includes $43,950 in tax and accounting services and $64,033 in automobile expenses paid on behalf of Mr. Simon pursuant to his employment agreement.

(2)               Includes $79,668 in automobile expenses paid on behalf of Mr.
                  Simon pursuant to his employment agreement.

(3) Mr. Feiner and Mr. Fiene received $394,229 and $519,232, respectively, in salary from Grupo in connection with Grupo's assumption of XOXO's operations

(4) Mr. Feiner and Mr. Fiene received $134,617 and $201,922, respectively, in salary from Grupo in connection with Grupo's assumption of XOXO's operations

(5) Mr. Feiner and Mr. Fiene received $340,389 and $510,574, respectively, in salary from Adamson in connection with Adamson's assumption of XOXO's operations

(6) Mr. Feiner and Mr. Fiene received 500,000 and $750,000, respectively, in salary from Adamson in connection with Adamson's assumption of XOXO's operations

OPTION GRANTS

         The following table sets forth information regarding grants of stock options to the Named Executive Officers during the last fiscal year. No SARs were granted during the last fiscal year.


                                                                                               POTENTIAL REALIZABLE VALUE
                                                                                                 AT ASSUMED ANNUAL RATES
                                             % OF OPTIONS/       WEIGHTED                         OF STOCK APPRECIATION
                                             SARS GRANTED        AVERAGE                           FOR OPTION TERM ($)
                            OPTIONS/SARS     TO EMPLOYEES         EXERCISE      EXPIRATION          -------------------
NAME                          GRANTED     DURING FISCAL YEAR    PRICE/SHARE       DATE           5% per year 10% per year
----                          -------     ------------------    -----------       ----           ----------- ------------
Arnold H. Simon                  -                 -                 -              -                  -           -
Paul Spector                     -                 -                 -              -                  -           -
Gregg Fiene                      -                 -                 -              -                  -           -
Steven Feiner                    -                 -                 -              -                  -           -


EXERCISED/UNEXERCISED STOCK OPTIONS AND FISCAL YEAR END OPTION VALUES

         The following table sets forth, with respect to the named Executive Officers of the Company, the fiscal year-end value as at December 31, 2003 of unexercised options, as well as options exercised by such executive officers during the 2002 Fiscal Year. All options referred to below were granted under the 1993 Stock Incentive Plan.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES
                 -----------------------------------------------


                        Shares
                        Acquired                      Number of Securities Underlying       Value of Unexercised
                        on Exercise  Value Realized   Unexercised Options at FY-End (#)     In-the-Money Options at FY-End ($)
NAME                    (#)          ($)              Exercisable/Unexercisable             Exercisable/Unexercisable(1)
-----                   -----------  --------------   ---------------------------------     -----------------------------------
Arnold H. Simon              -0-            -0-                2,250,000/-0-                          $-0-/$-0-
Paul Spector                 -0-            -0-                  290,000/-0-                          $-0-/$-0-
Gregg Fiene                  -0-            -0-                1,650,000/-0-                          $-0-/$-0-
Steven Feiner                -0-            -0-                1,800,000/-0-                          $-0-/$-0-


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

         In connection with the acquisition of XOXO, the Company entered into an employment agreement dated as of August 10, 1999 with Gregg Fiene pursuant to which Mr. Fiene is to serve as Vice Chairman of the Board of Directors of the Company, Chief Executive Officer of the Company's XOXO subsidiary and all divisions of the Company (present and future) engaged in the female apparel industry and related ancillary industries, and as chief executive officer, president, or in such other senior executive position with respect to any of the Company's current or future subsidiaries as he and the Chairman of the Board of Directors of the Company shall mutually determine. Pursuant to the agreement, Mr. Fiene's base salary is $750,000 per annum, and he is entitled to an annual bonus if the Company meets certain EBITDA targets. The term of Mr. Fiene's agreement is for five years, ending on August 9, 2004. Effective September 19, 2003, the Company and Mr Fiene agreed to terminate his employment agreement. As a result Mr. Fiene resigned as an officer and director of the Company.

         In June, 2000, the Company entered into an employment agreement expiring February 28, 2003 with Steven Feiner to serve as Executive Vice President of the Company at an annual base salary of $150,000, subject to annual review, and an annual bonus equal to 1% of adjusted EBITDA if adjusted EBITDA is between $5 million and $10 million, and 1.5% of adjusted EBITDA if adjusted EBITDA is in excess of $10 million. The Company has raised Mr. Feiner's salary to $750,000. The agreement was extended through February 28, 2005. The agreement entitles Mr. Feiner to terminate the agreement for a "good reason", which includes any diminution of his duties under the agreement, the Company's failure to perform its obligations under the agreement, or if there are certain changes of control. In connection with the Asset Purchase Agreement between the Company and BPLLC, Mr. Feiner resigned as an officer and director of the Company on December 22, 2003.

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

--------------------------------------------------------------------------------
       Name and Address                                            Percent
     of Beneficial Owner(1)        Shares of Common Stock          of Class
--------------------------------------------------------------------------------
Arnold Simon                           44,745,045(2)(3)             39.1%
463 Seventh Avenue
New York, New York 10018

--------------------------------------------------------------------------------
Apollo Aris Partners, L.P.             16,818,806(3)                14.7%
AIF, L.P.
c/o Apollo Advisors, L.P.
Two Manhattanville Road
Purchase, New York 10577

--------------------------------------------------------------------------------
John S. Scaduto                        10,000,000                    8.7%
1700 Beacon Lane
Point Pleasent, N.J. 08742

--------------------------------------------------------------------------------
National Retail Systems Inc.           10,000,000                    8.7%
2820 16th Street
North Bergen, N.J. 07047

--------------------------------------------------------------------------------
Paul Spector                              290,000(5)                  *
463 Seventh Avenue
New York, New York 10018

--------------------------------------------------------------------------------
Gregg Fiene                             4,510,000(5)                 3.9%
6000 Sheila Street
Commerce, CA 90040

--------------------------------------------------------------------------------
Howard Schneider                          100,000(5)                  *
Schneider Schechter & Yoss
1979 Marcus Avenue, Suite 232
Lake Success, NY 11042

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
       Name and Address                                            Percent
     of Beneficial Owner(1)        Shares of Common Stock          of Class
--------------------------------------------------------------------------------
Mark Weiner                               100,000(5)                  *
Weingeroff Enterprises
1 Weingeroff Boulevard
Cranson, RI 02910

--------------------------------------------------------------------------------
Tarrant Apparel Group                   8,117,647                    7.1%
3151 East Washington Blvd.
Los Angeles, Ca. 90023

--------------------------------------------------------------------------------
All persons who are executive          45,235,045(5)                45.0%
officers or directors of the
Company, as a group (7 persons)

--------------------------------------------------------------------------------

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

         (5) Includes options to purchase the following numbers of shares of Common Stock of the Company under the 1993 Stock Incentive Plan which are exercisable or will become exercisable within 60 days: Paul Spector (223,334), Howard Schneider (100,000) and Mark Weiner (100,000).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In June 2000, First A.H.S. Acquisition Corp. ("AHS"), a company owned by the Company's chief executive officer, entered into an agreement (the "Letter of Credit Agreement") with the Company's principal commercial lender to facilitate the opening of up to $17,500,000 in letters of credit for the purchase of inventory. Pursuant to the Letter of Credit Agreement, AHS purchased inventory which was held at the Company's warehouse facilities. Such inventory was sold to the Company at cost when the Company was ready to ship the merchandise to the customer. All amounts owed AHS were repaid during the year.

         The Company has utilized the services of Schneider, Schecter & Yoss, an accounting firm, of which Howard Schneider, a director of the Company, is a partner. During 2002 and 2001, total fees paid were $43,950 and $43,950, respectively.

         During fiscal 2001 the Company had sales of approximately $828,000 to Humane Incorporated ("Humane") of which Steven Feiner, a director of the Company, is the owner. As of December 31, 2002, the Company had receivables from Humane of approximately $375,000. Steven Feiner resigned as a director of the Company in December 2003.

         During January 2001, the Company's chief executive officer loaned the Company $2,000,000. In 2002 the Company's chief executive officer made additional loans to the Company totaling $1,500,000. All of the loans are payable on demand and bears interest at prime plus 1/4%. These loans were repaid in 2003.

         In the fourth quarter of 2003, the Company's chief executive officer loaned the Company $660,000. This loan is payable on demand and bears interest at prime plus 1/4%. This loan was outstanding as of December 31, 2003.

         In addition, as of December 31, 2003, the Company had trade payables of $15,287 to its chief executive officer, $99,862 to Humane and $75,400 to Schneider, Schecter and Yoss

1999 SHAREHOLDERS AGREEMENT

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

         The 1999 Shareholders Agreement provides that, subject to certain limitations, the Non- Simon Subject Shareholders have the right to "tag along" proportionately in accordance with their beneficial ownership of shares of Common Stock with certain non-public transfers by The Simon Group of its shares of Common Stock, at the same consideration per share of Common Stock to be received by The Simon Group in such transfers. Such tag-along rights will also apply to certain transfers by Arnold Simon or his affiliates of their beneficial ownership in The Simon Group after six months from the closing of the Simon Purchase Transaction.

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

THE XOXO SHAREHOLDERS AGREEMENT

         In connection with the XOXO Transaction, the Company, The Simon Group, LLC, and each of the former shareholders of Lola, Inc. entered into a shareholders agreement which provides that each Lola shareholder will vote his or her shares for the election of directors nominated by Arnold Simon. The Agreement also provides that during its term, Simon shall nominate and vote all of its shares of common stock for the election of Gregg Fiene as a director of the Company provided that at such time Mr. Fiene is employed as an executive officer of the Company. The Agreement contains certain restrictions on the sale by Gregg Fiene and one other former Lola shareholder of the Aris shares received in the XOXO Transaction and provides for certain "tag- along" and "drag-along" rights in connection with such shares. The Agreement also provides that in the event the Company registers any shares of its Common Stock under the Securities Act of 1933, as amended, each former Lola shareholder has the right to include a certain amount of his or her shares in such registration statement. The term of the shareholders' agreement is for ten years unless sooner terminated in accordance with its terms.

         During 2001 and 2000, the Company reimbursed Mr. Simon for accounting and tax services provided to Mr. Simon by Mr. Schneider's accounting firm in the amount of $43,950 and $147,775, respectively. In addition, Mr. Schneider's firm provided services to the Company amounting to approximately $45,050 in 2000.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

FEES BILLED TO THE COMPANY BY ITS INDEPENDENT AUDITORS

The following is a summary of the fees billed to us by J.H. Cohn LLP for professional services rendered for the fiscal years ended December 31, 2003 and 2002.

--------------------------------------------------------------------------------
Fee Category                             2003                    2002
--------------------------------------------------------------------------------
Audit                                 $ 95,861                $165,513
--------------------------------------------------------------------------------
Audit-related (1)                        3,125                   - 0 -
--------------------------------------------------------------------------------
Other Tax services (2)                     300                   - 0 -
--------------------------------------------------------------------------------
         Total Fees                   $ 99,286                $165,513
--------------------------------------------------------------------------------

(1) Audit Fees consist principally of assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements but not reported under the caption "Audit Fees". These fees include review of registration statements and participation at board of director and audit committee meetings.

(2) Tax Services - consist of fees for tax compliance, tax advice and planning.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

         At present, our audit committee approves each engagement for audit or non-audit services before we engage our independent auditor to provide those services. Our audit committee has not established any pre-approval policies or procedures that would allow our management to engage our independent auditor to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by our independent auditors for fiscal 2003 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC Regulations.

                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as part of this report:


         1.       Financial Statements and Report of Independent Public Accountants.                            PAGE

                  Report of Independent Public Accountants ......................................................F-1

                  Financial Statements:

                  Consolidated Balance Sheets as of
                  December 31, 2003 and 2002.....................................................................F-2

                  Consolidated Statements of Operations for the Years Ended
                  December 31, 2003, 2002 and 2001...............................................................F-3

                  Consolidated Statements of Stockholders' Equity (Deficiency) for the Years
                  Ended December 31, 2003, 2002 and 2001.........................................................F-4

                  Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 2003, 2002 and 2001...............................................................F-5

                  Notes to Consolidated Financial Statements.....................................................F-7

         2.       Financial Statement Schedule

                  The following financial statement schedule should be read in conjunction with the consolidated financial statements in Item
                  8 of this Annual Report on Form 10-K:

                  Schedule II-      Valuation and Qualifying
                                    Accounts.....................................................................S-1


                  All other schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

(b) REPORTS ON FORM 8-K

         Form 8K filed December 22, 2003 - Acquisition and Disposition of Assets

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



                                                                                             Filed as Indicated
                                                                                            Exhibit to Document
    Exhibit No.                                Description                                     Referenced in
    -----------                                -----------                                       Footnote No.
                                                                                                 ------------

      10.126         Form Securities Purchase Agreement Dated as of                                 (21)
                     February, 2001 between the Company and KC Aris
                     Fund I, L.P.

      10.127         Trademark License Agreement Adamson Apparel,                                   (22)
                     Inc.

      10.128         Trademark Purchase Agreement                                                   (23)

      10.129         Asset Purchase Agreement                                                       (24)

        21.          List of Subsidiaries                                                           (20)

        23.          Consent of J.H Cohn LLP                                                        (25)

       31.1          Certification of Chief Executive Officer pursuant to                           (25)
                     Section 302 of the Sarbanes/Oxley Act of 2002

       31.2          Certification of Chief Financial Officer pursuant to                           (25)
                     Section 302 of the Sarbanes/Oxley Act of 2002

        32           Certification under Section 906 of the                                         (25)
                     Sarbanes/Oxley Act


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

(22)              Filed as an exhibit to Form 10Q for the Quarter Ended
                  September 30, 2002

(23)              Filed as an Exhibit to Form 8K filed May 8, 2003

(24)              Filed as an Exhibit to Form 8K filed December 22, 2003

(25)              Filed herewith

---------------------
* The Schedules and Exhibits to such Agreements have not been filed by the Company, who hereby undertakes to file such schedules and exhibits upon request of the Commission.

**    Management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ARIS INDUSTRIES, INC.


                                           By: /S/ Arnold H. Simon
                                              --------------------------
                                               Arnold H. Simon
                                               Chairman and

                                               Chief Executive Officer

                                           By: /S/Paul Spector
                                              --------------------------
                                               Paul Spector
                                               Senior Vice President
                                               Chief Financial Officer

                                           By: /S/Vincent F. Caputo
                                              --------------------------
                                               Vincent F. Caputo
                                               Principal Accounting Officer

Date: April 9, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/S/Arnold Simon                                                    April 9, 2004
---------------------------
Arnold Simon, Chairman of the Board
and Chief Executive Officer; Director

/S/Howard Schneider                                                April 9, 2003
---------------------------
Howard Schneider, Director

/S/Mark Weiner                                                     April 9, 2003
---------------------------
Mark Weiner, Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Aris Industries, Inc.

We have audited the accompanying consolidated financial statements and financial statement schedule of Aris Industries. Inc. and Subsidiaries listed in the index appearing under Item 15a of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aris Industries, Inc. and Subsidiaries as of December 31, 2003 and 2002, and their results of operations and cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's operations have generated recurring operating losses and the Company has a working capital deficiency as of December 31, 2003. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ J.H. Cohn LLP


Roseland, New Jersey
March 4, 2004, except for the second to last paragraph of Note 10 which is as of March 29, 2004

ARIS INDUSTRIES, INC.
AND SUBSIDIARIES
FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                       F-2
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


                                                                                                       2003                   2002
   ASSETS
Current assets:
  Cash and cash equivalents                                                                          $    953              $     --
  Receivables, net                                                                                         --                   626
  Receivable from related party, net of allowance
     for doubtful accounts of $2,000 and $453                                                           1,761                   375
  Current portion of note receivable                                                                    2,000                    --
  Inventories                                                                                              --                   183
  Prepaid expenses and other current assets                                                               361                     3
                                                                                                     --------              --------
       TOTAL CURRENT ASSETS                                                                             5,075                 1,187

Property and equipment, net                                                                               679                 2,909
Goodwill, net                                                                                              --                33,930
Note receivable                                                                                         2,500                    --
Other assets                                                                                            2,105                   310
                                                                                                     --------              --------
       TOTAL ASSETS                                                                                  $ 10,359              $ 38,336
                                                                                                     ========              ========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Borrowings under revolving credit facility                                                         $     --              $    456
  Loans payable to related parties, including accrued interest                                            668                13,026
  Current portion of long-term debt                                                                        --                 9,642
  Current portion of capitalized lease obligations                                                        400                   415
  Accounts payable                                                                                      4,631                 3,620
  Accounts payable to related parties                                                                     191                 1,096
  Accrued expenses and other current liabilities                                                        5,253                 8,175
                                                                                                     --------              --------
       TOTAL CURRENT LIABILITIES                                                                       11,143                36,430
Long-term debt                                                                                             --                 7,500
Capitalized lease obligations                                                                             424                   569
Other liabilities                                                                                       1,746                 1,637
                                                                                                     --------              --------
       TOTAL LIABILITIES                                                                               13,313                46,136
                                                                                                     --------              --------
Commitments and contingencies
Stockholders' deficiency:
  Preferred stock, par value $.01, 10,000 shares
     authorized, none issued
  Common stock, par value $.01, 200,000 shares authorized,
     108,783 shares issued and outstanding                                                              1,088                 1,088
  Additional paid-in capital                                                                           86,146                86,146
  Accumulated deficit                                                                                 (90,188)              (95,027)
  Unearned compensation                                                                                    --                    (7)
                                                                                                     --------              --------
       TOTAL STOCKHOLDERS' DEFICIENCY                                                                  (2,954)               (7,800)
                                                                                                     --------              --------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                $ 10,359              $ 38,336
                                                                                                     ========              ========


                 See notes to consolidated financial statements.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                       F-3
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


                                                                                   2003                 2002                 2001
                                                                                 --------             --------             --------
REVENUE - ROYALTY INCOME                                                         $  6,144             $  9,557             $ 11,389
OPERATING EXPENSES :
   Selling and administrative expenses                                            (11,716)             (15,832)             (21,297)
   Impairment of goodwill                                                         (14,273)                  --                   --
   Impairment of long lived assets                                                   (345)                  --                 (220)
                                                                                 --------             --------             --------
Loss from operations                                                              (20,190)              (6,275)             (10,128)
Interest expense                                                                     (987)              (2,086)              (3,404)
Gain on sale of trademark and license                                              27,323                   --                   --
                                                                                 --------             --------             --------
Income (loss) from continuing operations before
   income taxes                                                                     6,146               (8,361)             (13,532)
Income tax provision                                                                  (11)                  (4)                 (69)
                                                                                 --------             --------             --------
Income (loss) from continuing operations                                            6,135               (8,365)             (13,601)

DISCONTINUED OPERATIONS :
   Income (loss) from discontinued operations                                      (1,296)              (5,349)               8,169
                                                                                 --------             --------             --------
Income (loss) before extraordinary item                                             4,839              (13,714)              (5,432)
EXTRAORDINARY ITEM:
   Gain on extinguishment of debt, net                                                 --                   --                1,998
                                                                                 --------             --------             --------
     NET INCOME (LOSS)                                                           $  4,839             $(13,714)            $ (3,434)
                                                                                 ========             ========             ========
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
   Income (loss) from continuing operations                                      $   0.05             $  (0.09)            $  (0.17)
   Income (loss) from discontinued operations                                        (.01)                (.06)                 .11
   Extraordinary item                                                                  --                   --                  .02
                                                                                 --------             --------             --------
   Net income (loss) per basic share                                             $   0.04             $  (0.15)            $  (0.04)
                                                                                 ========             ========             ========
PER SHARE DATA:
   Weighted average shares outstanding - basic                                    108,783               92,092               81,919
   Weighted average shares outstanding - diluted                                  109,306               92,092               81,919


                 See notes to consolidated financial statements.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                       F-4
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                 COMMON STOCK      ADDITIONAL
                                                            ---------------------    PAID-IN   ACCUMULATED     UNEARNED
                                                             SHARES       AMOUNT     CAPITAL     DEFICIT     COMPENSATION   TOTAL
                                                            --------     --------    --------  -----------   ------------  --------
BALANCE AT DECEMBER 31, 2000                                  80,665     $    807    $ 80,753    $(77,879)    $   (195)    $  3,486

Common stock issued in connection with
  settlement of Tarrant obligation                             1,500           15       1,035                                 1,050
Cancellation of compensatory stock options
  issued to employees                                                                     (28)                      28           --
Amortization of unearned compensation on
  stock options                                                   --           --          --          --           75           75
Net loss                                                          --           --          --      (3,434)          --       (3,434)
                                                            --------     --------    --------    --------     --------     --------
BALANCE, DECEMBER 31, 2001                                    82,165          822      81,760     (81,313)         (92)       1,177

Common stock issued in connection with
  settlement of Tarrant obligation                             6,618           66       2,186                                 2,252
Common stock issued in connection with
  Adamson capitalization                                      20,000          200       2,200                       --        2,400
Amortization of unearned compensation on
  stock options                                                   --           --          --          --           85           85
Net loss                                                          --           --          --     (13,714)          --      (13,714)
                                                            --------     --------    --------    --------     --------     --------
BALANCE, DECEMBER 31, 2002                                   108,783        1,088      86,146     (95,027)          (7)      (7,800)

Amortization of unearned compensation on
  stock options                                                   --           --          --          --            7            7
Net income                                                        --           --          --       4,839           --        4,839
                                                            --------     --------    --------    --------     --------     --------
BALANCE, DECEMBER 31, 2003                                   108,783     $  1,088    $ 86,146    $(90,188)    $     --     $ (2,954)
                                                            ========     ========    ========    ========     ========     ========


                See notes to consolidated financial statements.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                       F-5
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                                             2003            2002            2001
Cash flows from operating activities:
   Net income (loss) from continuing operations                                            $  6,135        $ (8,365)       $(13,601)
   Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
        Gain on sale of trademark and license                                               (27,323)             --              --
        W rite off of receivables from licensee                                                  --           1,959              --
        Depreciation and amortization of property and equipment                               1,094           1,994           3,419
        Amortization of goodwill                                                                 --              --           1,809
        Impairment of goodwill                                                               14,273              --              --
        Impairment of property and equipment                                                    345              --             220
        Provision for doubtful accounts - related party                                       2,000              --              --
        Non-cash stock transaction charged to expense                                            --           2,400              --
        Non-cash stock based compensation                                                         7              85              75
        Changes in assets and liabilities:
          Decrease in receivables                                                               606             526          32,736
          Increase in receivables from related party                                         (3,761)             --              --
          Decrease (increase) in due from licensee                                               --           2,994          (4,953)
          Decrease in prepaid expenses and other
             current assets                                                                       3             172             490
          (Increase) decrease in other assets                                                (1,831)            166              64
          Increase (decrease) in accounts payable                                             1,011            (147)        (11,585)
          (Decrease) increase in accounts payable to related parties                           (905)            211             885
          (Decrease) increase in accrued expenses and
             other current liabilities                                                       (3,822)          3,196          (2,128)
          Decrease (increase) in other liabilities                                              225            (702)           (578)
                                                                                           --------        --------        --------
               Net cash (used in) provided by operating activities                          (11,943)          4,489           6,853
                                                                                           --------        --------        --------
Cash flows from investing activities:
   Capital expenditures                                                                          --              (8)           (491)
   Proceeds from sale of trademark and license                                               42,360              --              --
                                                                                           --------        --------        --------
               Net cash provided by (used in) investing activities                           42,360              (8)           (491)
                                                                                           --------        --------        --------
Cash flows from financing activities:
   Proceeds from long-term debt                                                                  --              --           7,500
   (Repayments to) advances from related parties                                            (12,358)          3,966           9,060
   Payments of long-term debt and capitalized leases                                        (17,302)         (2,856)         (4,088)
   Decrease in borrowings under revolving
     credit facility                                                                           (456)         (4,029)        (34,194)
                                                                                           --------        --------        --------
               Net cash used in financing activities                                        (30,116)         (2,919)        (21,722)
                                                                                           --------        --------        --------
Net cash provided by (used in) continuing operations                                            301           1,562         (15,360)
Net cash provided by (used in) discontinued operations                                          652          (2,019)         13,428
                                                                                           --------        --------        --------
Net increase (decrease) in cash                                                                 953            (457)         (1,932)
Cash and cash equivalents, beginning of year                                                     --             457           2,389
                                                                                           --------        --------        --------
Cash and cash equivalents, end of year                                                     $    953        $     --        $    457
                                                                                           ========        ========        ========


                 See notes to consolidated financial statements.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                       F-6
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                                                   2003          2002          2001
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                                                                     $  979        $1,984        $2,606
                                                                                                  ======        ======        ======
     Income taxes                                                                                 $   11        $    4        $   69
                                                                                                  ======        ======        ======
Supplemental schedule of non-cash investing and financing activities:
     Issuance of common stock in settlement of accounts payable                                   $   --        $2,250        $1,050
                                                                                                  ======        ======        ======
     Note receivable on sale of license                                                           $4,500        $   --        $   --
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

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                       F-7
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


1.   DESCRIPTION OF BUSINESS

     In 2001 and prior, Aris Industries, Inc. and Subsidiaries (collectively, the "Company" or "Aris") was primarily a licensor or sub-licensor of a broad line of high quality junior's sportswear including jeans, shirts, skirts and sweaters as well as men's outerwear. During 2002, the Company completed its first full year as a licensor or sub-licensor of its owned or licensed trademarks. The Company licensed its trademark portfolio domestically and internationally for apparel and other products that it did not sell. These products were distributed and marketed by the Company's licensees in the United States, primarily in department stores, specialty stores and national retail chains as well as Company-owned retail stores. In addition, the Company had granted licenses to use Company-owned trademarks for the manufacture and sale of various products.

     In April 2002, the Company terminated its license agreement with Grupo Xtra of New York, Inc. ("Grupo") and shortly thereafter Grupo filed for bankruptcy protection under Chapter XI of the Bankruptcy Code. On April 25, 2002, Judge E. Robles of the United States Bankruptcy Court, Central District of California, terminated the Trademark License Agreement and ordered Grupo to immediately discontinue all use of trademarks bearing XOXO(R), Baby Phat(R), Brooks Brothers Golf(R), Fragile(R) and Members Only(R). Following the effectiveness of the termination of the Grupo Agreement, the Company reached an agreement with Adamson Apparel, Inc. ("Adamson"), an affiliate of Arnold H. Simon, Chief Executive Officer of the Company, to license from the Company and its subsidiaries the XOXO(R), Members Only(R) and Baby Phat(R) trademarks that had been previously licensed by Grupo.

     On May 7, 2003, the Company signed a definitive trademark purchase agreement with Global Brand Holdings, LLC ("Global") providing for the sale of the trade name and service mark XOXO(R) and the trademarks XOXO(R), XOXO IN AMERICA AND ABROAD(R), LOLA(R) and FRAGILE(R) along with certain related assets and accompanying goodwill for a total sum of $43 million in cash. The transaction was approved by the Company's stockholders at a special meeting held on Monday, June 30, 2003. On July 2, 2003, the Company completed the sale of the trade name and service mark. The Company received $43 million in cash at closing of which $2 million was set aside in one escrow account and $1 million was set aside in an additional escrow account, to secure certain post-closing obligations of the Company. As a result of a default by an XOXO licensee and claims arising from a transition agreement, the $2 million escrow account and the gain on sale were reduced by approximately $1,498,000.

     On December 22, 2003, pursuant to an Asset Purchase Agreement dated December 22, 2003, BP Clothing Company, Inc. ("BP"), an indirect wholly owned subsidiary of the Company, and Adamson, sold to a newly created limited liability company, BP Clothing LLC ("Buyer"), an unaffiliated company, substantially all of the operating assets, including licensed trademark rights and other intangibles, inventory, machinery and equipment, rights under customer sales orders and open vendor purchase orders of BP and Adamson relating to the manufacture, distribution and sale of the Baby Phate line of clothing and related accessories pursuant to a License Agreement by and between Phat Fashions LLC and BP dated as of July 1, 1999 (the "License Agreement"). In connection with the transaction, Phat Fashions LLC terminated the License Agreement with BP and entered into a new license agreement with Buyer (the "New License"). Adamson had been operating the business pursuant to a sublicense with BP.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                       F-8
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     The terms of the transaction, including the purchase price, were the results of negotiations between representatives of BP, Adamson and the Buyer, including Steven Feiner, a member of Buyer, who was, until closing, an Officer and Director of the Company. In accordance with the purchase agreement, BP was to receive an initial payment of $2,500,000 in cash at closing. This amount was reduced by approximately $1,200,000 of offsets. In addition, Buyer issued a promissory note payable to BP in the principal amount of $4,500,000, after additional offsets of approximately $500,000, and has agreed to pay $2,000,000 to the Company in June 2004 and $2,500,000 at a rate of 1% of net sales each month commencing on July 18, 2004 and ending on the maturity date, June 30, 2005, or sooner if fully paid. The terms of the transaction were approved by the Board of Directors of the Company including all of the independent directors of the Company.

     In 2004 the Company began licensing its Members Only(R) trademark, which is its only remaining trademark, and is actively seeking new licenses. In addition, the Company closed its remaining XOXO(R) retail store in July 2003 in connection with the trademark assets sale to Global.

2.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations in each of the three years ended December 31, 2003, 2002 and 2001. As of December 31, 2003, the Company had a working capital deficit of $6,068,000.

     As a result of the trademark assets sale and the sale of the BP license, the Company has repaid a substantial portion of its existing indebtedness. The Company intends to finance its remaining operations through (i) royalties which the Company is due from the license of its Members Only trademark, (ii) payments of escrow funds due from the trademark assets sale and collection of the balance of proceeds from the sale of licensed trademark rights, (iii) continued reduction of the Company's overhead and,
     (iv) continued negotiated settlements with its trade creditors.

     The Company believes that its financing plan will be sufficient at least through December 31, 2004, to sustain its operations. However, there can be no assurance that the timing of cash receipts to be realized from working capital and operations will be sufficient to meet obligations as they become due. These factors raise substantial doubt about the entity's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CONSOLIDATION
     The consolidated financial statements include the accounts of Aris Industries, Inc. and its wholly-owned subsidiaries after elimination of all significant inter-company transactions and balances.

     USE OF ESTIMATES
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                       F-9
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     the reported amounts of assets and liabilities and disclosures relating to contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses for the reporting periods. The most significant estimates relate to the recoverability of long-lived assets, valuation allowances on deferred tax assets, collectability of receivables and estimates of future rent obligations. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS
     The Company considers all highly liquid investments with an original maturity of three months or less, when acquired, to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.

     INVENTORIES
     Inventories were stated at the lower of cost (weighted average basis) or market and consisted solely of finished goods.

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

     GOODWILL
     Goodwill represents the excess of purchase price over the fair values of identifiable net assets of businesses acquired, which includes intangible assets related to certain trade names and licensing arrangements. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets". It changed the accounting for goodwill from an amortization method to an impairment only approach. Under the non-amortization approach, goodwill and indefinite-lived intangibles are not amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the period or periods in which their recorded values are determined to be more than their fair value.

     The Company has adopted the provisions of SFAS No.142 effective January 1, 2002. In accordance with SFAS No. 142, in 2003, the Company determined that the carrying value of goodwill associated with its Members Only(R) trademark was impaired. As a result of this impairment the Company recorded a goodwill impairment charge of $14,273,000 during the year ended December 31, 2003. Additionally, $19,289,000 of goodwill related to the Company's XOXO acquisition was written off against the proceeds of the sale of the XOXO trade name and service mark to Global. In 2002, the Company recorded an impairment charge of $412,000 on goodwill, which charge is included in discontinued operations (see Note 4). Had SFAS No. 142 been effective for the year ended December 31 2001, the application of the non-amortization provisions of the statement would have reduced the Company's net loss by $1,809,000.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-10
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     The following table shows the changes to goodwill for the years ended December 31, 2003, 2002 and 2001 (in thousands):

                                                              GOODWILL
                                                              --------
     BALANCE AT JANUARY 1, 2001                               $ 36,151

     Amortization of goodwill                                   (1,809)
                                                              --------
     BALANCE, DECEMBER 31, 2001                                 34,342
     Impairment of goodwill included in
        discontinued operations (Note 4)                          (412)
                                                              --------
     BALANCE, DECEMBER 31, 2002                                 33,930
     Impairment of goodwill included in:
        continuing operations                                  (14,273)
        discontinued operations (Note 4)                          (368)
     Sale of XOXO trademark                                    (19,289)
                                                              --------
     BALANCE, DECEMBER 31, 2003                               $     --
                                                              ========

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

     The Company moved to a significantly smaller office location in the fourth quarter of 2003. In connection with this move, the Company recorded an impairment charge of $345,000 on write-downs of property and equipment no longer in use. The Company also recorded an impairment charge in 2001 of $220,000, which represented the net book value of various computer and other equipment that had become idle as a result of the transition of the Company into a licensing and brand management business.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses, approximate fair value due to the short maturity of these assets and liabilities.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-11
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     CONCENTRATION OF CREDIT RISK
     The Company carries its accounts receivable at cost, less an allowance for doubtful accounts. On a periodic basis the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections.

     REVENUE RECOGNITION
     Royalty and licensing income is based upon a percentage of the licensee's net sales, as defined in the underlying agreements, and is recognized as earned, provided that collectability is reasonably assured.

     ADVERTISING COSTS
     Advertising costs are charged to expense as incurred. Advertising costs amounted to $302,000 in 2003, $777,000 in 2002 and $1,847,000 in 2001.

     EARNINGS (LOSS) PER SHARE
     Basic earnings (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income by the weighted average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options and warrants using the treasury stock method. Potentially dilutive securities have been excluded from the computation in 2002 and 2001 as their effect is anti-dilutive. If the Company had reported net income in 2002 and 2001, diluted earnings per share would have included the shares used in the computation of basic net loss per share plus common equivalent shares. In 2002 and 2001, convertible debentures, options and warrants to purchase 26,349,024 and 24,971,701 shares of common stock, respectively, were anti-dilutive and were excluded from the calculation of diluted weighted average shares outstanding.

     INCOME TAXES
     The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     RECLASSIFICATIONS
     Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform to the 2003 presentation.

     STOCK-BASED COMPENSATION
     The Company accounts for its stock-based employee compensation plans under the intrinsic value method per Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", whereby compensation cost is recorded for the excess, if any, of the quoted market price of the common shares over the exercise price at the date of grant for all employee stock options issued.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-12
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     Since the Company has elected to continue to use the provisions of APB 25 in accounting for stock options granted to employees, it is required by Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", to present additional pro forma information showing effects on its historical results of operations of the use of a method that estimates the fair value of the options at the grant date and then amortizes the fair value to expense over the options' vesting period. Had the Company elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, net income (loss) and net income (loss) per share would have been decreased or increased to the pro forma amounts shown in the table below (in thousands, except per share data):


                                                                                    2003                2002                 2001
                                                                                  --------            --------             --------
Net income (loss) as reported                                                     $  4,839            $(13,714)            $ (3,434)
Deduct: Total stock-based employee compensation
   expense determined under fair value based
   method for all awards                                                               580               1,994                3,738
                                                                                  --------            --------             --------
Net income (loss), pro forma                                                      $  4,259            $(15,708)            $ (7,172)
                                                                                  ========            ========             ========
Basic and diluted net income (loss) per share:
   As reported                                                                    $   0.04            $  (0.15)            $  (0.04)
                                                                                  ========            ========             ========
   Pro forma                                                                      $   0.04            $  (0.17)            $  (0.09)
                                                                                  ========            ========             ========


4.   DISCONTINUED OPERATIONS

     The Company had been engaged in the business of designing, manufacturing and marketing men's and boy's outerwear and women's sportswear, loungewear and swimwear under a variety of trademarks which were owned or licensed from others. During 2001, the Company substantially completed its transformation from a manufacturer, importer and wholesaler to a licensor or sub-licensor of its owned or licensed trademarks. On May 7, 2003, the Company signed a definitive trademark purchase agreement with Global providing for the sale of the trade name and service mark XOXO(R) and the trademarks XOXO(R), XOXO IN AMERICA AND ABROAD(R), LOLA(R) and
     FRAGILE(R) along with certain related assets and accompanying goodwill. On December 22, 2003, the Company sold its rights to use the Baby Phat(R) trademark pursuant to a License Agreement by and between Phat Fashions LLC and BP dated as of July 1, 1999. As a result of the transformation into a licensing operation and the sale of the Company's owned and licensed trademarks, operating results relating to manufacturing, wholesaling and retailing have been excluded from the results from continuing operations and are classified as discontinued operations for all periods presented in accordance with the requirements of SFAS144 "Accounting for Impairment or Disposal of Long-Lived Assets".

     Discontinued operations for the years ended December 31, 2003, 2002 and 2001 include all sales, commissions, cost of goods sold and selling and administrative expenses recorded in connection with

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-13
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     the Company's former retail and outlet store operations, import and wholesale operations and all sales to licensee. Additionally, certain restructuring charges, goodwill and long-lived asset impairment charges and portions of extraordinary gains have also been reclassified as discontinued operations.

     The summary of the operating results of the discontinued operations is as follows:

                                                 2003        2002        2001
                                               --------    --------    --------
                                                         (in thousands)

      Revenue:                                 $  4,830    $  3,343    $ 47,468
      Cost of goods sold                          1,760       2,139      34,129
                                               --------    --------    --------

      Gross profit                                3,070       1,204      13,339
      Operating expenses:
         Selling and administrative expenses      2,483       3,193       6,774
         Impairment of goodwill                     368         412          --
         Impairment of long lived assets            483         441         242
         Restructuring and other charges          1,032       2,507      (1,679)
                                               --------    --------    --------
      Income (loss) from operations              (1,296)     (5,349)      8,002
      Interest expense                               --          --        (189)
                                               --------    --------    --------
      Income (loss) before income taxes          (1,296)     (5,349)      8,191
      Income tax provision                           --          --          22
                                               --------    --------    --------
      Income (loss)                            $ (1,296)   $ (5,349)   $  8,169
                                               ========    ========    ========

     For the year ended December 31, 2003, included in discontinued operations is a goodwill impairment charge of $368,000, long-lived assets impairment charges of $483,000 and a restructuring charge of $1,032,000. Goodwill and long-lived assets relating to the XOXO(R) retail store and the XOXO(R) outlet stores, which were being operated by the Company's former licensee, Adamson, were determined to be impaired after the closing of the trademark sale to Global. The $1,032,000 restructuring charge represents an additional year's rent accrual for two of the Company's four former XOXO(R) retail stores, which were closed in 2002 and are still the subject of litigation with the landlord. Each store lease contains a provision that the landlord will use its best efforts to re-lease the premises in the event that the premises are vacated by the Company. However, no assurances can be given that the premises will be re-leased by the end of 2004. The Company could incur additional rent charges of up to $235,000 should a future review warrant an additional accrual. The Company reached a settlement agreement for the third retail store closed in 2002. The Company settled with the landlord of its fourth retail store that closed in July 2003 and was released from all obligations under the lease. The Company also included a $500,000 gain on the settlement of indebtedness realized on the settlement of accounts payable in 2003.

     For the year ended December 31, 2002 the Company has reclassified into discontinued operations a goodwill impairment charge of $412,000, long-lived assets impairment charges of $441,000 and a

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-14
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     restructuring charge of $2,507,000. Goodwill and long-lived assets relating to the four XOXO(R) retail stores, three of which were closed in the first quarter of 2002, were determined to be impaired. The $2,507,000 restructuring charge represents an accrual of rental charges for 2002 and 2003 for its three closed retail stores.

     For the year ended December 31, 2001 the Company has reclassified into discontinued operations a long-lived assets impairment charge of $242,000 and a restructuring recovery of $1,679,000. The asset impairment charge related to assets at the Company's former office location which were abandoned. In 2000, the Company had reserved $4,187,000 in connection with a restructuring of its operations. In 2001, the Company reversed $1,679,000 in accrued rental costs resulting from the settlement of the Company's lease obligation on its New Bedford, Massachusetts, warehouse.

5.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                    ESTIMATED
                                                   USEFUL LIVES    DECEMBER 31,
                                                     IN YEARS    2003      2002

     Furniture, fixtures and equipment                 3 - 7   $ 6,063   $12,476
     Leasehold improvements                           5 - 10       931     3,403
                                                               -------   -------
                                                                 6,994    15,879
     Less accumulated depreciation and amortization              6,315    12,970
                                                               -------   -------
                                                               $   679   $ 2,909
                                                               =======   =======

     As of December 31, 2003 and 2002, property and equipment include amounts for equipment leased under capital leases with an original cost of $2,554,000. As of December 31, 2003 and 2002, accumulated depreciation and amortization include $2,354,000 and $1,943,000, respectively, associated with these leased assets.

6.   FINANCING

     The following amounts represent borrowings outstanding (in thousands):

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-15
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                                                                  DECEMBER 31,
                                                                 2003     2002

     Revolving Credit Facility (a)                             $    --   $   456
                                                               =======   =======
     Long-term debt:
        Term Loan (a)                                          $    --   $ 4,000
        Convertible Debentures (b)                                  --     7,500
        Series A Junior Secured Note (c)                            --     5,642
                                                               -------   -------
                                                                    --    17,142
     Less current portion                                           --     9,642
                                                               -------   -------
                                                               $    --   $ 7,500
                                                               =======   =======

     a. During February 1999, the Company entered into a Financing Agreement with CIT Commercial Services Group, Inc. ("CIT") and certain other financial institutions, whereby such lenders agreed to provide a revolving credit facility up to $65,000,000 for working capital loans and letters of credit financing. In connection with the acquisition of XOXO, the Company's Financing Agreement was amended to increase the revolving credit facility to $80,000,000, and provide a term loan of $10,000,000. The Company repaid all amounts outstanding under the Financing Agreement out of the proceeds of the trademark assets sale to Global. Accordingly, the Financing Agreement is no longer in effect.

          The Company's chief executive officer had personally guaranteed $3 million of indebtedness outstanding under the Financing Agreement. This guarantee expired upon re-payment of the Company's obligations to CIT.

     b. In February 2001, the Company issued $7,500,000 in Convertible Debentures which bore interest at 8.5% per annum and were convertible into shares of common stock at the rate of $.46 per share. All amounts outstanding under these debentures , including accrued interest, were repaid in full and the debentures were retired.

     c. On June 30, 1993, the Company entered into a Series A Junior Secured Note Agreement with BNY Financial Corporation ("BNY") pursuant to which BNY received a nine-year, $7,000,000 note. The Company repaid all amounts outstanding under the BNY note out of the proceeds of the trademark assets sale to Global.

7.   STOCK INCENTIVE PLAN

          The 1993 Stock Incentive Plan (the "Plan"), as amended, authorizes the Company's Board of Directors (or a committee thereof), to award to employees and directors of, and consultants to, the Company and its subsidiaries: (i) options to acquire common stock at prices determined when the options are granted, (ii) stock appreciation rights (entitling the holder to a payment equal to the

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-16
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

          Transactions in stock options under the Plan are summarized as follows:


                                                            2003                         2002                         2001
                                                 -------------------------    -------------------------    -------------------------
                                                                  WEIGHTED                     WEIGHTED                     WEIGHTED
                                                                  AVERAGE                      AVERAGE                      AVERAGE
                                                   NUMBER         EXERCISE      NUMBER         EXERCISE      NUMBER         EXERCISE
                                                 OF OPTIONS        PRICE      OF OPTIONS        PRICE      OF OPTIONS        PRICE
Outstanding, January 1                            9,552,000       $   1.15    10,762,500       $   1.15    13,225,600       $   1.20
   Granted                                               --             --            --             --       275,000           0.31
   Exercised                                             --             --           --              --            --             --
   Expired/Cancelled                             (3,658,000)          1.03    (1,210,500)          1.85    (2,738,100)          1.32
                                                 ----------                   ----------                   ---------
Outstanding, Decem ber 31                         5,894,000       $   1.09     9,552,000       $   1.05    10,762,500       $   1.15
                                                 ==========       ========    ==========       ========    ==========       ========
Options Exercisable, December 31                  5,894,000       $   1.09     9,460,333       $   1.07     8,083,008       $   1.13
                                                 ==========       ========    ==========       ========    ==========       ========


Stock options outstanding and exercisable at December 31, 2003 are as follows:

                                                             WEIGHTED
                                            WEIGHTED         AVERAGE
      RANGE OF          SHARES UNDER        AVERAGE         REMAINING
      EXERCISE             OPTION            PRICE         CONTRACTUAL
       PRICES          AND EXERCISABLE     PER SHARE      LIFE IN YEARS
   ----------------   -----------------    ---------     --------------
     Outstanding:
       under $1.00            3,269,000       $ 0.58              5.7
     $1.00 - $1.50              765,000         1.00              3.5
     $1.51 - $2.00            1,860,000         2.00              5.6
                      -----------------
                              5,894,000       $ 1.09              5.4
                      =================    =========     ==============

          The Plan provides for the immediate vesting of outstanding options upon a change of control of the Company.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-17
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


8.   INCOME TAXES

     The provision for income taxes for the years ended December 31, 2003, 2002 and 2001 consists of state and local income taxes.

     A reconciliation of the statutory Federal income tax rate to the Company's effective tax rate is summarized as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                  2003         2002        2001

     Federal statutory income tax rate            (34)%        (34)%       (34)%
     State and local income taxes                  (6)          (6)          2
     Goodwill amortization/impairment             100           --           1
     Valuation allowance                          (60)          40          32
     Other, individually less than 5%              --           --           1
                                                  ---          ---         ---
                                                    0%           0%          2%
                                                  ===          ===         ===

     The components of deferred tax assets and liabilities are as follows (in thousands):

                                                                 YEAR ENDED
                                                                 DECEMBER 31,
                                                               -----------------
                                                                2003      2002

     Deferred tax assets/(liabilities)
        Current:

          Restructuring charge                                 $ 1,498  $ 1,107
          Allowance for sales returns, discounts, credits and
             doubtful accounts                                     800       --
          Accruals                                                 129      267
          Other                                                     --       --
                                                               -------  -------
                                                                 2,427    1,374
                                                               -------  -------
        Noncurrent:

          Net operating loss carryforwards                      43,570   48,681
          Goodwill                                                  --    1,163
          Alternative minimum tax credit carryforward              846      846
          Other tax credit carryforwards                            37       37
          Installment sale                                      (1,800)      --
          Other                                                    157      605
                                                               -------  -------
                                                                42,810   51,332
                                                               -------  -------
                                                                45,237   52,706
     Valuation allowance                                       (45,237)  52,706)
                                                               -------  -------
     Total deferred tax assets                                 $    --  $    --
                                                               =======  =======

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-18
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


     The Company's valuation allowance decreased to $47,045,000 as of December 31, 2003 from $52,706,000 as of December 31, 2002. For the year ended December 31, 2002, the Company's valuation allowance increased from $48,823,000 as of December 31, 2001 to $52,706,000 as of December 31, 2002.

     At December 31, 2003, the Company has available net operating loss carryforwards for federal income tax purposes of approximately $94,000,000 which expire during fiscal 2005 through 2022. In addition, the Company has certain state net operating loss carryforwards available, which expire at various times in accordance with governing state tax statutes. As a result of a change in control of the Company in 1999, the utilization of net operating loss carryforwards generated prior to the change are limited by
     Section 382 of the Internal Revenue Code to approximately $1,500,000 annually through 2019. Accordingly, the Company expects that a significant portion of the net operating loss carryforwards will expire unused.

9.   EXTRAORDINARY GAIN

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

10.  COMMITMENTS AND CONTINGENCIES
     LEASE COMMITMENTS

     Future minimum rental payments under capital leases and non-cancelable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2003 are as follows (in thousands):

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-19
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


     YEAR ENDING                                                          OPERATING           SUB-RENTS        NET RENT     CAPITAL
     DECEMBER 31,                                                           LEASES                                          LEASES
        2004                                                               $  2,879           $   (623)         $ 2,256     $    404
        2005                                                                  2,680               (637)           2,043          196
        2006                                                                  1,968               (637)           1,331          192
        2007                                                                  1,259               (632)             627           40
        2008                                                                  1,198               (632)             566            -
        Thereafter                                                              200               (105)              95            -
                                                                           --------           ---------         --------------------
        Total minimum lease payments                                       $ 10,184           $ (3,266)         $ 6,918          832
                                                                           ========           =========         =======
        Less amount representing interest                                                                                          8
                                                                                                                            --------
        Present value of minimum lease payments                                                                             $    824
                                                                                                                            ========


     The Company had various operating leases in effect for retail and outlet stores, offices and warehouses. During 2003, the Company negotiated settlements with outlet store landlords and has been released from all future obligations under the leases. During 2003, the Company also negotiated settlements with two of its former retail store landlords. Aris has been released from all future obligations under the lease of its former XOXO retail store at Roosevelt Field and is making settlement payments to its former Rodeo Drive landlord. The Company remains in litigation with its remaining two retail landlords. Aris has included in discontinued operations (see Note 4) a rent accrual of $1,032,000 in 2003, to cover 2004 rent for these stores and a rent accrual of $2,507,000 in 2002 to cover 2002 and 2003 rent for these stores. Aris also negotiated a release from approximately $2,000,000 in future rental obligations for its former office location at 463 Seventh Avenue. The remaining office leases expire over the next five years and the warehouse leases expire over the next two years. Total rental expense under all operating leases was approximately $2,445,000, $4,538,000 and $5,485,000 for fiscal 2003, 2002 and 2001, respectively. During 2003 and 2002, Adamson was responsible for approximately $1,715,000 and $1,844,000, respectively, in rental costs associated with the Company's office and warehouse space and its outlet stores. In 2001, the Company received reimbursements from Grupo totaling approximately $2,818,000 covering rent expense for office, warehouse and outlet store rents that were Grupo's responsibility as per the Grupo Agreement.

     LICENSE AGREEMENTS

     As of December 31, 2003 the Company is not a party to any license agreements and has no future commitments (see Note 1). The Company's license agreement with Phat Fashions LLC for the use of the Baby Phat(R) was terminated on December 22, 2003 in connection with the Asset Purchase Agreement with BP Clothing LLC (see Note 1). In January 2004, the Company entered into a license agreement for its Members Only(R) trademark. Minimum royalties due the Company start at $250,000 in 2004 and increase to $360,000 for 2007.

     EMPLOYMENT CONTRACTS

     The Company has entered into employment contracts with certain senior executives for periods of three to five years, expiring no later than February 2005. Under the agreements, the executives are

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-20
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     entitled to a specified salary over the contract period. Bonuses are payable based upon profitability and cash flows of the Company for each period. The estimated future minimum obligation under these contracts as of December 31, 2003 is $750,000 in 2004 and $125,000 in 2005. In addition, upon certain events of termination or change in control of the Company, certain of these agreements contain lump sum payment provisions, as defined within the respective agreements.

     LITIGATION

     The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions involving private interests. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, the dispositions of these matters could have a material adverse effect on the Company's financial statements. As of December 31, 2003 the Company is a party to the following significant legal actions:

     FASHION WORLD-SANTA V. LOLA, INC.: On February 11, 2002, Fashion World-Santa filed an unlawful detainer action against Lola, Inc. ("Lola") in the Los Angeles Superior Court. That action sought to evict Lola, on grounds of non-payment of rent, from an XOXO retail store located in Beverly Hills, California. Lola is a party to a five-year lease for that store, and that lease does not expire until April 2006. XOXO Clothing Company, Inc. responded to the complaint as successor in interest to Lola, Inc., denying the material allegations of the complaint, and asserting other affirmative defenses. On August 21, 2003, the Company and Fashion World-Santa agreed to settle the dispute. The Company has agreed to pay Fashion World-Santa $900,000, $20,000 of which was paid on signing and $20,000 is payable monthly on the 15th of each month beginning in October 2003 and continuing for the next 44 months.

     CHRISTI WILSON V. ARIS: On July 31, 2002, Christi Wilson, a former employee of the Company filed suit in the Supreme Court of the State of New York, County of New York, claiming that her commission agreement was breached by the Company. Ms. Wilson is seeking $900,000 in damages, representing commissions due under the agreement, and an unstated amount of alleged damages regarding a claim of slander. The material allegations of the complaint have been denied and the Company has filed counterclaims for $2,000,000 alleging breach of contract, breach of duty of good faith and fair dealing, breach of fiduciary duty, theft of trade secrets and tortious interference with prospective economic advantage. Discovery in this matter is ongoing. Ms. Wilson recently filed a motion for summary judgement. The Company also intends to file a motion for summary judgement to dismiss a portion of her claims.

     JENNY'S GARMENTS INC. V. ARIS INDUSTRIES ET AL: Jenny's Garments Inc.("Jenny") filed a compliant against Aris and certain of its subsidiaries and current and former officers, as well as other defendants, in the Supreme Court of New York State, New York County, on or about December 23, 2003. The suit seeks recovery from Aris and other defendants in the total amount of $843,947 for goods that were sold and delivered by Jenny to defendants unrelated to Aris. The suit asserts claims for breach of contract, quasi-contract and fraud and seeks compensatory and punitive damages. Aris answered the complaint on or about February 17, 2004 denying liability and asserting various affirmative defenses. The Company believes that there is a substantial likelihood of defeating all claims asserted as neither Aris nor its subsidiaries were the contracting parties for the goods.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-21
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     CAMPERS WORLD INTERNATIONAL, INC. V. PERRY ELLIS INTERNATIONAL AND ARIS INDUSTRIES, INC.: Campers World instituted an action in the United States District Court for the Southern District of New York in January 2002 against Perry Ellis International, Inc. ("PEI") and the Company. The complaint alleges that Campers World purchased approximately 460,000 pairs of PEI jeans from Aris for approximately $4,600,000 and subsequently sold those jeans to Costco. PEI thereafter informed Costco that the sale by Campers World to it was an unauthorized use of PEI's trademarks and that Aris was not authorized to sell the jeans to Campers World or to permit it to allow Campers World to sell jeans to Costco. Campers World seeks return of the purchase price and other damages from Aris. PEI has also asserted a cross-claim against Aris and its subsidiaries and the Company's chief executive officer alleging that Aris violated various license agreements regarding PEI's trademarks and also committed trademark infringement. The Company settled Campers World's claim by agreeing to pay $100,000 over a twenty month period. The Company is defending PEI's claim on the basis of a release PEI issued to the Company and its affiliates in June 2001.

     MELVILLE REALTY COMPANY, INC. V XOXO, EUROPE CRAFT IMPORTS AND ARIS, AS SUCCESSORS TO LOLA INC. Melville instituted an action in the Supreme Court of the State of New York, County of New York claiming that the Company is liable on an alleged guaranty by Lola, Inc. on rent obligations of 8-3 Retailing Inc. ("8-3"), a subsidiary of Europe Craft Imports, Inc. which is a subsidiary of the Company, pertaining to a alleged sublease of a retail store at 732 Broadway, New York, New York. This action does not allege an acceleration of rent obligations. This action seeks compensatory damages of $391,964, along with sums "to become due pursuant to the terms of the alleged Sublease". This litigation is being vigorously defended.

     426 WEST BROADWAY ASSOCIATES, L.P. V ARIS, 8-3, XOXO, 8-3 D/B/A XOXO, LOLA, INC., XOXO OUTLETS INC., 8-3 A/K/A 8-3 RETAIL INC. A/K/A XOXO, ECI, XOXO CLOTHING COMPANY, IN.

     426 West Broadway Associates instituted an action in the Supreme Court of the State of New York, County of New York claiming rent arrears on a retail store located at 426 West Broadway, New York, New York. This action seeks compensatory damages in the sum of $177,127 with interest from February 2, 2002, and compensatory damages on a claim of "anticipatory breach of lease agreement" (however, this is alleged in lieu of a claim for accelerated rent, which the lease does not contain or provide for as a remedy). This litigation is being vigorously defended.

     EUROPE CRAFT IMPORTS, INC. VS. CORPORATE REALTY INCOME FUNDS I AND 475 FIFTH AVENUE LIMITED PARTNERSHIP.

     Europe Craft Imports, Inc. instituted an action in the Supreme Court of the State of New York, claiming that a lease for office space at 475 Fifth Avenue, New York, New York, was terminated in whole or in part by the action of the defendants. Declaratory relief and compensatory damages are being sought by Europe Craft Imports, Inc., a subsidiary of the Company. The defendants have counter claimed for cross-declaratory relief, claiming the lease is valid and was not terminated by the defendants' actions. This litigation is being pursued and the counter claim vigorously defended.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-22
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     GREEN 1466 BROADWAY LLC VS. XOXO CLOTHING COMPANY, INC. D/B/A XOXO F/K/A LOLA, INC. D/B/A XOXO, INC.

     Green 1466 Broadway LLC instituted a summary proceeding in the Civil Court of the City of New York, County of New York, regarding office space at 1466 Broadway, New York, New York. This action was discontinued by a Stipulation of Settlement. No money was paid by XOXO Clothing Company, Inc. for the discontinuance.

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

     BRISTOL INDUSTRIAL I, LLC commenced an action against Sheila Clothing Company, Inc. (formerly known as XOXO Clothing Company, Inc.) for breach of a lease for an industrial warehouse space in the City of Commerce, California. The landlord previously filed an action for unlawful detainer when Sheila defaulted on its payment of rent in June 2003, and at that time Sheila agreed to give up possession of the premises and the landlord agreed to dismiss its unlawful detainer action. However, the landlord later commenced this action for breach of lease, alleging lost rent because of its alleged inability to re-let the premises through the end of the lease term, which expired December 31, 2003. The landlord is suing Sheila as lessor and Aris as guarantor of the lease.

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

     CORPORACION FABRIL ("Cofaco") had commenced an action against the Company in the United States District Court for the Southern District of New York seeking $146,431.50 for the delivery of merchandise it claims the Company did not pay for. On March 29, 2004, the Company and Cofaco agreed to compromise and settle the claims raised in the suit. Aris agreed to pay Cofaco $100,000 in $5,000 installments beginning in March 2004 with the final payment due in October 2005.

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

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-23
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

11.  RETIREMENT PLANS

     The Company participates in a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate. Employer contributions are discretionary. Participants vest immediately in their own contributions and after seven years of service in employer contributions. The Company made no contributions in 2003, 2002 or 2001.

12.  RELATED PARTY TRANSACTIONS

     In June 2000, First A.H.S. Acquisition Corp. ("AHS"), a company owned by the Company's chief executive officer, entered into an agreement (the "Letter of Credit Agreement") with the Company's principal commercial lender to facilitate the opening of up to $17,500,000 in letters of credit for the purchase of inventory. Pursuant to the Letter of Credit Agreement, AHS purchased inventory which was held at the Company's warehouse facilities. Such inventory was sold to the Company at cost when the Company was ready to ship the merchandise to the customer. All amounts owed AHS were repaid during 2003.

     The Company has utilized the services of Schneider, Schecter & Yoss, an accounting firm, of which Howard Schneider, a director of the Company, is a partner. During 2002 and 2001, total fees paid were $43,950 and $43,950, respectively.

     During fiscal 2001 the Company had sales of approximately $828,000 to Humane Incorporated ("Humane") of which Steven Feiner, a director of the Company, is the owner. As of December 31, 2002, the Company had receivables from Humane of approximately $375,000 which have been repaid. Steven Feiner resigned as a director of the Company in December 2003.

     During January 2001, the Company's chief executive officer loaned the Company $2,000,000. In 2002 the Company's chief executive officer made additional loans to the Company totaling $1,500,000. All of the loans were payable on demand and bore interest at prime plus 1/4%. These loans were repaid in 2003.

     In the fourth quarter of 2003, the Company's chief executive officer loaned the Company $660,000. This loan is payable on demand and bears interest at prime plus 1/4%. This loan was outstanding as of December 31, 2003.

     In addition, as of December 31, 2003, the Company had trade payables of $15,287 to its chief executive officer, $99,862 to Humane and $75,400 to Schneider, Schecter and Yoss.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                       S-1
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

--------------------------------------------------------------------------------


COLUMN A                                                        COLUMN B         COLUMN C        COLUMN D            COLUMN E
------------------------------------------------------------------------------------------------------------------------------------
                                                                                ADDITIONS
                                                                BALANCE         CHARGED TO                            BALANCE
                                                              AT BEGINNING      COSTS AND                              AT END
     CLASSIFICATION                                            OF PERIOD         EXPENSES        DEDUCTIONS           OF PERIOD
                                                               ----------       ----------       ----------          ----------
     Year ended December 31, 2003:
        Allowance for sales returns, discounts,
          credits and doubtful accounts                        $  453,000       $2,000,000       $  453,000(1)       $2,000,000
        Restructuring reserves                                  2,573,000        1,032,000           80,000(3)        3,525,000
                                                               ----------       ----------       ----------          ----------
     Year ended December 31, 2002:
        Allowance for sales returns, discounts,
          credits and doubtful accounts                        $1,014,000       $       --       $  561,000(1)       $  453,000
        Restructuring reserves                                    567,000        2,510,000          504,000(3)        2,573,000
                                                               ----------       ----------       ----------          ----------
     Year ended December 31, 2001:
        Allowance for sales returns, discounts,
          credits and doubtful accounts                        $9,141,000       $       --       $8,127,000(1)       $1,014,000
        Inventory reserves                                      6,017,000               --        6,017,000(2)               --
        Restructuring reserves                                  4,187,000               --        3,620,000(3)          567,000
                                                               ----------       ----------       ----------          ----------


     (1) Write-off of receivables.

     (2) Write-off of inventory.

     (3) Cash amounts paid and reserve recovery.