Form 10-Q
period 2004-03-31
ARIS INDUSTRIES INC
filed 2004-05-20
CIK 100979

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter ended                          (Commission File Number):  1-4814
                                                                          ------
March 31, 2004


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


                  525 SEVENTH AVENUE, NEW YORK, NEW YORK 10018
                  ---------------------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code: (212) 354-4600

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

        YES  X                                        NO ___
            ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).


        YES ___                                       NO  X
                                                         ---


Number of shares of Common Stock outstanding                         108,819,527
As of May 14, 2004

                              ARIS INDUSTRIES, INC.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION


         Item 1.  Financial Statements

                  a.       Consolidated Condensed Balance Sheets as of
                           March 31, 2004 and December 31, 2003                                                   3

                  b.       Consolidated Condensed Statements of Operations for
                           the Three-Months Ended March 31, 2004
                           and March 31, 2003                                                                     4

                  c.       Consolidated Condensed Statements of Cash Flows for
                           the Three-Months Ended March 31,
                           2004 and March 31, 2003                                                                5

                  d.       Notes to Consolidated Condensed
                           Financial Statements                                                                   6



         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                                                     10

         Item 3.  Quantitative and Qualitative Disclosures
                           About Market Risk                                                                     13

         Item 4.  Controls and Procedures                                                                        13


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                              14

         Item 2.  Changes in Securities and Use of Proceeds                                                      17

         Item 3.  Defaults upon Senior Securities                                                                17

         Item 4.  Submission of Matters to a Vote of Security
                  Holders                                                                                        17

         Item 5.  Other Information                                                                              17

         Item 6.  Exhibits and Reports on Form 8-K                                                               17

SIGNATURES                                                                                                       18

                  ARIS INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                            March 31,            December 31,
ASSETS                                                                        2004                   2003
                                                                      ---------------------------------------------
                                                                           (Unaudited)
Current assets:
   Cash and cash equivalents                                                           $196                   $953
   Receivable from related party, net of allowance for
      doubtful accounts of $3,190 and $2,000                                            160                  1,761
   Current portion of note receivable                                                 2,000                  2,000
   Prepaid expenses and other current assets                                              3                    361
                                                                      ---------------------------------------------

                         Total current assets                                         2,359                  5,075

Property and equipment, net                                                             623                    679

Note receivable                                                                       2,500                  2,500

Other assets                                                                          2,105                  2,105
                                                                      ---------------------------------------------

                           TOTAL ASSETS                                              $7,587                $10,359
                                                                      =============================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Loans payable to related parties, including accrued interest                      $  660                   $660
   Current portion of capitalized lease obligations                                     400                    400
   Accounts payable                                                                   4,325                  4,631
   Accounts payable to related parties                                                   33                    199
   Accrued expenses and other current liabilities                                     4,950                  5,253
                                                                      ---------------------------------------------
                       Total current liabilities                                     10,368                 11,143

Capitalized lease obligations, net of current portion                                   376                    424
Other liabilities                                                                     1,737                  1,746
                                                                      ---------------------------------------------
                           Total liabilities                                         12,481                 13,313
                                                                      ---------------------------------------------

Commitments and contingencies

Stockholders' deficiency:
   Preferred stock, $.01 par value: 10,000 shares authorized; none
      issued and outstanding                                                              -                      -
   Common stock, $.01 par value: 200,000 shares authorized
      108,783 issued and outstanding at March 31, 2004
      and December 31, 2003                                                           1,088                  1,088
   Additional paid-in capital                                                        86,146                 86,146
   Accumulated deficit                                                              (92,128)               (90,188)
                                                                      ---------------------------------------------

                    Total stockholders' deficiency                                   (4,894)                (2,954)
                                                                      ---------------------------------------------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                       $7,587                $10,359
                                                                      =============================================


See accompanying notes to consolidated condensed financial statements


                   ARIS INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)                               Three-                    Three-
                                                                                    Months Ended              Months Ended
                                                                                     March 31,                  March 31,
                                                                                        2004                      2003
                                                                               -----------------------    ----------------------

Revenue - royalty income                                                                          $63                    $2,116

Operating expenses - selling and administrative expenses                                       (1,990)                   (2,846)
                                                                               -----------------------    ----------------------

Loss from operations                                                                           (1,927)                     (730)

Interest expense, net                                                                             (13)                     (461)
                                                                               -----------------------    ----------------------

Loss from continuing operations before income taxes                                            (1,940)                   (1,191)

   Income tax provision                                                                             -                        (3)
                                                                               -----------------------    ----------------------

Loss from continuing operations                                                                (1,940)                   (1,194)

Discontinued operations - loss from discontinued operations                                         -                       (85)
                                                                               -----------------------    ----------------------

Net loss                                                                                      ($1,940)                  ($1,279)
                                                                               =======================    ======================

Basic and diluted net loss per share:
   Loss per share from continuing operations                                                   ($0.02)                   ($0.01)
   Loss per share from discontinued operations                                                      -                         -
                                                                               -----------------------    ----------------------

Net loss per share                                                                             ($0.02)                   ($0.01)
                                                                               -----------------------    ----------------------

   Weighted average shares outstanding - basic and diluted                                    108,783                   108,819


See accompanying notes to consolidated condensed financial statements


                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)                                               Three-                      Three-
                (IN THOUSANDS, EXCEPT PER SHARE DATA)                               Months Ended                Months Ended
                                                                                      March 31,                   March 31,
                                                                                        2004                        2003
                                                                                ----------------------      ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss from continuing operations                                                      ($1,940)                    ($1,194)

      Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:

           Depreciation and amortization                                                           56                         476
           Non-cash stock based compensation                                                        -                           7
           Provision for doubtful accounts-related party                                        1,190                           -
     Change in assets and liabilities :
           Decrease in receivables                                                                411                         748
           Decrease / (increase) in prepaid expenses and other current assets                     358                          (1)
           Increase in other assets                                                                 -                          (2)
           (Decrease) / increase in accounts payable                                             (306)                        436
           (Decrease) / increase in accounts payable to related parties                          (166)                        121
           Decrease in accrued expenses and other current liabilities                            (303)                       (184)
           Decrease in other liabilities                                                           (9)                        (31)
                                                                                ----------------------      ----------------------

                          Net cash (used in) provided by operating activities                    (709)                        376
                                                                                ----------------------      ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of long-term debt and capital leases                                              (48)                        (72)
     Advances from related party                                                                    -                         385
     Decrease in borrowings under revolving credit facility                                         -                        (368)

                                                                                ----------------------      ----------------------

                          Net cash used in financing activities                                   (48)                        (55)
                                                                                ----------------------      ----------------------

                          Net cash (used in) provided by continuing operations                   (757)                        321

                          Net cash used in discontinued operations                                  -                          (5)
                                                                                ----------------------      ----------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                             (757)                        316

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    953                           0
                                                                                ----------------------      ----------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                          $196                        $316
                                                                                ======================      ======================


                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

         The consolidated condensed financial statements as of March 31, 2004 and for the three-month periods ended March 31, 2004 and 2003 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, operating results and cash flows for the periods.

         The consolidated condensed balance sheet as of December 31, 2003 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting standards appropriate for interim financial statements and should be read in conjunction with the financial statements and notes thereto included in Aris Industries, Inc. (the "Company", the "Registrant" or "Aris") Annual Report on Form 10-K for the year ended December 31, 2003. The operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2004.

2. LIQUIDITY RISKS

         These consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

         The Company has continued to incur losses from operations and had a working capital deficit of $8,009,000 at March 31, 2004 as compared to a working capital deficit of $6,068,000 at December 31,

2003. As a result of the sale of the Company's XOXO(R) trademark and certain related assets, the Company has satisfied all obligations that were previously outstanding under its credit facility and certain other debt instruments.

         On May 7, 2003, the Company signed a definitive trademark purchase agreement with Global Brand Holdings, LLC ("Global") providing for the sale of the trade name and service mark XOXO(R) and the trademarks XOXO(R), XOXO IN AMERICA AND ABROAD(R), LOLA(R) and FRAGILE(R) along with certain related assets and accompanying goodwill for a total sum of $43 million in cash. On July 2, 2003, the Company completed the sale of the trade name and service mark. The Company received $43 million in cash at closing of which $2 million was set aside in one escrow account and $1 million was set aside in an additional escrow account, to secure certain post-closing obligations of the Company. As the result of a default by an XOXO licensee and claims arising from a transition agreement, the $2 million dollar escrow account was reduced by approximately $1,498,000. The Company collected the remaining balance of this escrow account in April 2004. The remaining escrow account does not expire until the third anniversary of the transaction date.

         On December 22, 2003, pursuant to an Asset Purchase Agreement dated December 22, 2003, BP Clothing Company, Inc. ("BP"), an indirect wholly owned subsidiary of the Company, and Adamson Apparel, Inc. ("Adamson"), a related party, sold to a newly created limited liability company, BP Clothing LLC (the "Buyer"), an unaffiliated company, substantially all of the operating assets, including licensed trademark rights and other intangibles, inventory, machinery and equipment, rights under customer sales orders and open vendor purchase orders of BP and Adamson relating to the manufacture, distribution and sale of the Baby Phat(R) line of clothing and related accessories pursuant to a License Agreement by and between Phat Fashions LLC and BP dated as of July 1, 1999 (the "License Agreement"). In connection with the transaction, Phat Fashions LLC terminated the License Agreement with BP and entered into a new license agreement with Buyer (the "New License"). Adamson had been operating the business pursuant to a sub-license with BP.

         In accordance with the Asset Purchase Agreement, BP was to receive an initial payment of $2,500,000 in cash at closing. This amount was reduced by approximately $1,200,000 of offsets. In addition, Buyer issued a promissory note payable to BP in the principal amount of $4,500,000, after additional offsets of approximately $500,000, and has agreed to pay $2,000,000 to the Company in June 2004 and $2,500,000 at a rate of 1% of net sales each month commencing on July 18, 2004 and ending on the maturity date, June 30, 2005, or sooner if fully paid.

         In May 2004 the Company and Buyer restructured the $2,000,000 payment due in June 2004. As a result of this restructuring the Company will receive the $2,000,000 in weekly installments which vary from $100,000 to $200,000 and commence on May 13, 2004 and continue through August 15, 2004. The payment structure of the final $2,500,000 is unchanged.

         In 2004, the Company began licensing its Members Only(R) trademark, which is its only remaining trademark.

         As a result of the trademark assets sale and the sale of the BP license, the Company has repaid a substantial portion of its indebtedness. The Company intends to finance its remaining operations through (i) royalties which the Company is due from the license of its Members Only trademark, (ii) payments of escrow funds due from the trademark assets sale and collection of the balance of proceeds from the sale of licensed trademark rights, (iii) continued reduction of the Company's overhead and, (iv) continued negotiated settlements with its other creditors.

         The Company believes that its financing plan will be sufficient, at least through March 31, 2005, to sustain its operations. There can be no assurance that the timing of cash receipts to be realized from working capital and operations will be sufficient to meet obligations as they become due. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

         Discontinued operations for the three-months ended March 31, 2003 include all sales, commissions, cost of goods sold and selling and administrative expenses recorded in connection with the Company's former retail operations.

         The summary of the operating results of the discontinued operations is as follows (000 omitted):

                                        Three-Months Ended
                                          March 31, 2003
Revenues                                     $1,094
Cost of goods sold                             (543)
                                             ------
Gross profit                                    551
Selling and administrative
   expenses                                    (636)
                                             ------
Loss from discontinued
   operations                                $  (85)
                                             ======

4. PER SHARE DATA

         Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.

         Options and warrants to purchase 6,478,345 and 10,136,345 shares of common stock were outstanding as of March 31, 2004 and 2003, respectively, but were not included in the computation of diluted loss per share because the effect of their assumed exercise would be anti-dilutive.

5. STOCK INCENTIVE PLAN

         The Company has a stock incentive plan which is described more fully in
Note 7 of the Company's Annual Report on Form 10-K for 2003. The Company accounts for this plan using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", and related interpretations. No stock-based employee compensation cost is reflected in net loss for the three-months ended March 31, 2004 and 2003 as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation and amortized the cost over the vesting period (in thousands, except per share data):

                                         Three-Months Ended   Three-Months Ended
                                            March 31, 2004       March 31, 2003
Net loss, as reported                          $(1,940)             $(1,279)
Deduct: Total stock-based employee                                      145
compensation expenses determined
under fair value based method for all
awards
                                                ------               ------
Net loss , pro forma                            (1,940)              (1,424)
                                                ======               ======
Net  loss per share-basic and diluted
   As reported                                  $(0.02)              $ (0.01)
   Pro forma                                     (0.02)                (0.01)

6. RELATED PARTY TRANSACTIONS

         In the fourth quarter of 2003, the Company's chief executive officer loaned the Company $660,000. This loan is payable on demand and bears interest at prime plus 1/4%. This loan was outstanding as of March 31, 2004.

         Adamson is majority owned by the Company's chairman and chief executive officer and principal stockholder. As of March 31, 2004, Adamson was indebted to the Company in the amount of $3,350,000 which is payable on demand and bears no interest. All but $160,000 of this amount has been reserved at March 31, 2004, including $1,190,000 which was reserved in the three-month ended March 31, 2004.

7.      CONTINGENCIES

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

                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following analysis of the financial condition and results of operations of Aris Industries, Inc. (the "Company") for the three-month periods ended March 31, 2004 and 2003 should be read in conjunction with the consolidated condensed financial statements, including the notes thereto, included on pages 3 through 10 of this report.

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

            As of March 31, 2004, the Company had a working capital deficit of approximately $8,009,000 compared to a working capital deficit of approximately $6,068,000 at December 31, 2003. The increase in the working capital deficit was primarily due to the Company's loss from operations. During the three-months ended March 31, 2004, the Company financed its working capital requirements principally through licensing revenue from its Members Only license along with the proceeds from the Asset Purchase Agreement relating to the sale of it's Phat Farm license in December 2003 (see Note 2).

            On May 7, 2003, the Company signed a definitive trademark purchase agreement with Global Brand Holdings, LLC ("Global") providing for the sale of the trade name and service mark XOXO(R) and the trademarks XOXO(R), XOXO IN AMERICA AND ABROAD(R), LOLA(R) and FRAGILE(R) along with certain related assets and accompanying goodwill for a total sum of $43 million in cash. On July 2, 2003, the Company completed the sale of the trade name and service mark. The Company received $43 million in cash at closing of which $2 million was set aside in one escrow account and $1 million was set aside in an additional escrow account, to secure certain post-closing obligations of the Company. As the result of a default by an XOXO licensee and claims arising from a transition agreement, the $2 million dollar escrow account was reduced by approximately $1,498,000. The Company collected the remaining balance of this escrow account in April 2004. The remaining escrow account does not expire until the third anniversary of the transaction date.

         On December 22, 2003, pursuant to an Asset Purchase Agreement dated December 22, 2003, BP Clothing Company, Inc. ("BP"), an indirect wholly owned subsidiary of the Company, and Adamson Apparel, Inc. ("Adamson"), a related party, sold to a newly created limited liability company, BP Clothing LLC (the "Buyer"), an unaffiliated company, substantially all of the operating assets, including licensed trademark rights and other intangibles, inventory, machinery and equipment, rights under customer sales orders and open vendor purchase orders of BP and Adamson relating to the manufacture, distribution and sale of the Baby Phat(R) line of clothing and related accessories pursuant to a License Agreement by and between Phat Fashions LLC and BP dated as of July 1, 1999 (the "License Agreement"). In connection with the transaction, Phat Fashions LLC terminated the License Agreement with BP and entered into a new license agreement with Buyer (the "New License"). Adamson had been operating the business pursuant to a sub-license with BP.

         In accordance with the Asset Purchase Agreement, BP was to receive an initial payment of $2,500,000 in cash at closing. This amount was reduced by approximately $1,200,000 of offsets. In addition, Buyer issued a promissory note payable to BP in the principal amount of $4,500,000, after additional offsets of approximately $500,000, and has agreed to pay $2,000,000 to the Company in June 2004 and $2,500,000 at a rate of 1% of net sales each month commencing on July 18, 2004 and ending on the maturity date, June 30, 2005, or sooner if fully paid.

            In May 2004 the Company and Buyer restructured the $2,000,000 payment due in June 2004. As a result of this restructuring the Company will receive the $2,000,000 in weekly installments which vary from $100,000 to $200,000 and commence on May 13, 2004 and continue through August 15, 2004. The payment structure of the final $2,500,000 is unchanged.

         In 2004, the Company began licensing its Members Only(R) trademark, which is its only remaining trademark.

         As a result of the trademark assets sale and the sale of the BP license, the Company has repaid a substantial portion of its indebtedness. The Company intends to finance its remaining operations through (i) royalties which the Company is due from the license of its Members Only trademark, (ii) payments of escrow funds due from the trademark assets sale and collection of the balance of proceeds from the sale of licensed trademark rights, (iii) continued reduction of the Company's overhead and, (iv) continued negotiated settlements with its other creditors.

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

RESULTS OF OPERATIONS

            The Company reported a net loss of $1,940,000 for the three-month period ended March 31, 2004 compared to a net loss of $1,279,000 for the three-month period ended March 31, 2004.

            During the three-months ended March 31, 2004, the Company's loss was attributable to a significant reduction in revenues as the result of the sale, in 2003, of the Company's XOXO trademark and licensing operations and its Baby Phat sub-license (see Note 2). In addition, the Company reserved $1,190,000 as an allowance against receivables from Adamson.

            During the three-months ended March 31, 2003, the Company's loss was attributable to an increase in legal expenses, the write-off of previously recognized XOXO license royalties and a soft retail environment which affected sales at Adamson and negatively impacted the Company's royalty revenue.

ROYALTY INCOME - CONTINUING OPERATIONS

            The Company's royalty income decreased from $2,116,000 during the three-months ended March 31, 2003 to $63,000 for the three-months ended March 31, 2004. This decrease was attributable to the sale, in 2003, of the Company's XOXO trademark and licensing operations and its Baby Phat sub-license (see Note
2).

 SELLING AND ADMINISTRATIVE EXPENSES - CONTINUING OPERATIONS

            Selling and Administrative expenses were $1,990,000 for the three-months ended March 31, 2004 as compared to $2,846,000 for the three-months ended March 31, 2003. Selling and Administrative expenses for the three-months ended March 31, 2004 were adversely affected by the sale, in 2003, of the Company's XOXO trademark and licensing operations and its Baby Phat sub- license (see Note 2). The Company's royalty revenue for the current quarter was derived only from its Members Only license. In addition, the Company reserved $1,190,000 as an allowance against receivables from Adamson. Selling and Administrative expenses for the three-months ended March 31, 2003 continued to be negatively impacted by legal expenses incurred in the Company's defense of various lawsuits, the abandonment in 2002 of three retail locations and the ongoing negotiations with its creditors to settle outstanding amounts due them. This was partially offset as the Company continued to benefit from Adamson's assumption of Grupo's responsibility for most of the Company's operating overhead.

DISCONTINUED OPERATIONS

            Discontinued operations for the three-months ended March 31, 2003 include all sales, commissions, cost of goods sold and selling and administrative expenses recorded in connection with the Company's former retail operations.

INTEREST EXPENSE

            Interest expense for the three-months ended March 31, 2004 was $13,000 as compared to $461,000 for the three-months ended March 31, 2003. This decrease was attributable to the satisfaction of the Company's indebtedness under its credit facility and other interest bearing instruments in 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

            At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective. During the first quarter of 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     EUROPE CRAFT IMPORTS, INC. VS. CORPORATE REALTY INCOME FUND I, LP AND 475 FIFTH AVENUE LIMITED PARTNERSHIP

              Europe Craft Imports commenced legal action during July 2003 against the defendant in the Supreme Court of the State of New York, County of New York, in which Europe Craft Imports seeks declaratory relief claiming all or a portion of a New York City commercial lease has been rescinded or terminated by the acts or omissions by defendants action. Europe Craft Imports also seeks monetary damages

     GREEN 1466 BROADWAY LLC VS. XOXO CLOTHING COMPANY, INC. D/B/A XOXO F/K/A LOLA, INC. D/B/A XOXO, INC.

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

     CORPORACION FABRIL ("Cofaco") had commenced an action against the Company in the United States District Court for the Southern District of New York seeking $146,431.50 for the delivery of merchandise it claims the Company did not pay for. On March 24, 2004, the Company and Cofaco agreed to compromise and settle the claims raised in the suit. Aris agreed to pay Cofaco $100,000 in $5,000 installments beginning in March 2004 with the final payment due in October 2005.

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

                  ARIS INDUSTRIES, INC.
                        (Registrant)

     Date: May 18,  2004      By /S/
                                 -------------------------------
                                  Paul Spector
                                  Chief Financial Officer / Treasurer

      (c) INDEX TO EXHIBITS


                                                                                                Filed as Indicated
                                                                                                    Exhibit to
        Exhibit                                   Description                                        Document
        -------                                   -----------                                     Referenced in
          No.                                                                                      Footnote No.
          ---                                                                                   ------------------

          3.3             Restated Certificate of Incorporation filed on June                          (3)
                          30, 1993

          3.4             Amended and Restated By-Laws effective June 30,                              (3)
                          1993

          3.5             Amendment to the Restated Certificate of                                     (20)
                          Incorporation filed with the Secretary of State on
                          July 29, 1999

          3.6             Amendment to the Restated Certificate of                                     (21)
                          Incorporation filed with the Secretary of State in
                          January 2001

         10.67            Series A Junior Secured Note Agreement dated as                              (3)
                          of June 30, 1993 between Registrant and BNY
                          Financial Corporation.
         10.68            Series A Junior Secured Note dated as of June 30,                            (3)
                          1993 issued by Registrant to BNY Financial
                          Corporation.

         10.72            Secondary Pledge Agreement dated as of June 30,                              (3)
                          1993 between Registrant, BNY Financial
                          Corporation and AIF II, L.P.
         10.81            Form of Indemnification Agreement dated as of                                (3)
                          June 30, 1993 between Registrant and each
                          member of Registrant's Board of Directors.
         10.99            Warrant dated September 30, 1996 issued by Aris                              (10)
                          Industries, Inc. to Heller Financial, Inc.
         10.111           Securities Purchase Agreement, dated as of                                   (17)
                          February 26, 1999, between Aris Industries, Inc.,
                          Apollo Aris Partners, L.P., AIF, L.P., The Simon
                          Group, L.L.C. and Arnold Simon.



                                                                                                Filed as Indicated
                                                                                                    Exhibit to
        Exhibit                                   Description                                        Document
        -------                                   -----------                                     Referenced in
          No.                                                                                      Footnote No.
          ---                                                                                   ------------------

         10.112           Shareholders Agreement, dated as of February 26,                             (17)
                          1999, between Aris Industries, Inc., Apollo Aris
                          Partners, L.P., AIF, L.P., The Simon Group,
                          L.L.C. and Charles S. Ramat.

         10.113           Equity Registration Rights Agreement, dated as of                            (17)
                          February 26, 1999, between Aris Industries, Inc.,
                          Apollo Aris Partners, L.P., AIF, L.P., The Simon
                          Group, L.L.C. and Charles S. Ramat.
         10.115           Financing Agreement dated February 26, 1999 by                               (18)
                          and among the Company and its Subsidiaries and
                          CIT Commercial Group, Inc. and the other
                          Financial Industries named therein.
         10.118           Employment Agreement by and among the                                        (19)
                          Registrant, Europe Craft Imports, Inc., ECI
                          Sportswear, Inc., XOXO and Gregg Fiene, dated
                          August 10, 1999.

         10.119           Employment Agreement by and among the                                        (19)
                          Registrant, ECI, ECI Sportswear, Inc., XOXO and
                          Gregg Fiene, dated August 10, 1999.
         10.120           Shareholders' Agreement by and among the                                     (19)
                          Registrant, The Simon Group, LLC, Gregg Fiene, Michele
                          Bohbot and Lynne Hanson, dated August 10, 1999.

         10.121           Amendment No. 2 to Financing Agreement by and                                (19)
                          among Aris Industries, Inc., Europe Craft Imports,
                          Inc., ECI Sportswear, Inc., Stetson Clothing
                          Company, Inc., XOXO; the Financial Institutions
                          from time to time party to the Financing Agreement,
                          as Lenders; and The CIT Group/Commercial
                          Services, Inc. as Agent, dated
                          August 10, 1999.
         10.122           Amended and Restated 1993 Stock Option Plan                                  (16)
         10.123           Employment Agreement with Steven Feiner                                      (21)
         10.125           Agreement between the Company and certain of its                             (21)
                          subsidiaries and Grupo Xtra dated January, 2001



                                                                                                Filed as Indicated
                                                                                                    Exhibit to
        Exhibit                                   Description                                        Document
        -------                                   -----------                                     Referenced in
          No.                                                                                      Footnote No.
          ---                                                                                   ------------------

         10.126           Form Securities Purchase Agreement Dated as of                               (21)
                          February, 2001 between the Company and KC Aris Fund I,
                          L.P.

         10.127           Trademark License Agreement Adamson Apparel,                                 (22)
                          Inc.
         10.128           Trademark Purchase Agreement                                                 (23)
         10.129           Asset Purchase Agreement                                                     (24)
           21             List of Subsidiaries                                                         (21)
          31.1            Certification of Chief Executive Officer pursuant to                         (25)
                          Section 302 of the Sarbanes/Oxley Act of 2002

          31.2            Certification of Chief Financial Officer pursuant to                         (25)
                          Section 302 of the Sarbanes/Oxley Act of 2002
           32             Certification under Section 906 of  the                                      (25)
                          Sarbanes/Oxley Act
     ----------------
     (1)          Omitted (2) Omitted.

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