Form 10-K/A
period 2003-12-31
ARIS INDUSTRIES INC
filed 2004-08-13
CIK 100979

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-K/A
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

================================================================================

EXPLANATORY NOTE

     This amended Annual Report on Form 10-K/A amends and restates in its entirety Aris Industries Inc's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 as of the date of filing the original Form 10-K, April 9, 2004. The Company has filed this amended Annual Report on Form 10-K/A as a result of an error found in our 2003 financial statements. The effects of the restatement are incorporated into our 2003 restated financial statements included herein as well as in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other portions of this Report. See Note 13 to the financial statements included herein. This amended Annual Report on Form 10-K/A speaks as of the end of the fiscal year 2003 as required by Form 10-K or as of the date of filing the original Annual Report on Form 10-K. It does not update any of the statements contained therein except with respect to the effects of the restatement.

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

         In accordance with the purchase agreement, BP was to receive an initial payment of $2,500,000 in cash at closing. This amount was reduced by approximately $1,200,000 of offsets. In addition, Buyer issued a promissory note payable to BP in the principal amount of $2,500,000 which, after additional offsets of approximately $500,000, was due and payable on the six-month anniversary of the closing. In addition, BP was to receive $2,500,000 in post-closing payments at a rate of 1% of net sales each month commencing on July 18, 2004 and ending on June 18, 2005, or sooner if fully paid. BP has reserved approximately $2,242,000 against the post-closing payments, and related gain on sale to cover a contractual obligation due a former officer and director of the Company, who is an affiliate of BPLLC, which can be offset against these payments.

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

ITEM 6.           SELECTED FINANCIAL DATA
                                      (IN THOUSANDS EXCEPT FOR PER SHARE DATA)


                                        Year Ended       Year Ended       Year Ended       Year Ended       Year Ended
-------------------------------------------------------------------------------------------------------------------------
                                         12/31/03         12/31/02         12/31/01         12/31/00       12/31/99(1)
-------------------------------------------------------------------------------------------------------------------------
                                        (Restated)
Royalty income                            $6,144           $9,557          $11,389           $2,737           $2,571
-------------------------------------------------------------------------------------------------------------------------
Income (loss) - continuing
operations                                3,893           (8,365)          (13,601)          2,692            2,522
-------------------------------------------------------------------------------------------------------------------------
Income (loss) - discontinued             (1,296)          (5,349)(2)        8,169           (39,172)         (13,105)
operations
-------------------------------------------------------------------------------------------------------------------------
Net income (loss)                         2,597           (13,714)         (3,434)          (36,480)         (10,583)
-------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) per share -
basic and diluted:
-------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) per share -            .03             (.09)            (.17)             .03              .05
continuing operations
-------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) per share -           (.01)            (.06)             .11             (.49)            (.24)
discontinued operations
-------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) per share              .02             (.15)            (.04)            (.46)            (.19)
-------------------------------------------------------------------------------------------------------------------------
Total assets                              8,117            38,336           48,696          100,209          106,117
-------------------------------------------------------------------------------------------------------------------------
Long-term debt                             -0-             7,500            7,500            5,242            14,342
-------------------------------------------------------------------------------------------------------------------------
Working capital/(deficit)                (6,068)          (35,243)         (28,334)         (33,283)          7,419
-------------------------------------------------------------------------------------------------------------------------
Stockholders' equity (deficiency)        (5,196)          (7,800)           1,177            3,486            39,251
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

RESTATEMENT OF 2003 FINANCIAL STATEMENTS

         In July 2004, the Company discovered that an error had been made in calculating the amount of the gain recognized on the sale of its XOXO trademark in 2003. Based on further review of the Asset Purchase Agreement dated December 22, 2003 between BP Clothing Company, Inc. ("BP"), an indirect wholly owned subsidiary of the Company, and BP Clothing LLC ("BPLLC") an unaffiliated company, it was discovered that $2,500,000 in post-closing payments that the Company was to begin receiving in July 2004, were subject to an offset of $2,242,000 relating to a contractual obligation due a former officer and director of the Company who is an affiliate of BPLLC. Accordingly, the restated financial statements for the year ended December 31, 2003 reflect the reversal of $2,242,000 of gain on the sale of trademark and license and a decrease in net income of $2,242,000 or $.02 per share. The Company's 2003 Consolidated Financial Statements have been restated to reflect this correction.

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

         In accordance with the purchase agreement, BP was to receive an initial payment of $2,500,000 in cash at closing. This amount was reduced by approximately $1,200,000 of offsets. In addition, Buyer issued a promissory note payable to BP in the principal amount of $2,500,000 which, after additional offsets of approximately $500,000, was due and payable on the six-month anniversary of the closing. In addition, BP was to receive $2,500,000 in post-closing payments at a rate of 1% of net sales each month commencing on July 18, 2004 and ending on June 18, 2005, or sooner if fully paid. BP has reserved approximately $2,242,000 against the post-closing payments and related gain on sale to cover a contractual obligation due a former officer and director of the Company, who is an affiliate of BPLLC, which can be offset against these payments.

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

RESULTS OF OPERATIONS:

2003 COMPARED TO 2002

         The Company reported net income of $2,597,000 for the year ended December 31, 2003, which consisted of $3,893,000 of income from continuing operations and a loss of $1,296,000 from discontinued operations. This is compared to a net loss of $13,714,000 for the year ended December 31, 2002, which consisted of a loss of $8,365,000 from continuing operations and a loss of $5,349,000 from discontinued operations.

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

         The Company's loss from continuing operations for the twelve-months ended December 31, 2002 was partly attributable to the default by Grupo of its license agreement. As a result of the default by Grupo the Company did not receive approximately $1,000,000 in license royalties and wrote off approximately $1,959,000 in operating expense reimbursements and incurred $1,023,000 in charges that were Grupo's direct obligation. The Company was also required to record non-cash charges in the amount of $2,400,000 relating to the issuance of 20,000,000 shares of the Company's common stock to two unrelated third parties as consideration for their making an investment in Adamson. The Company's loss from discontinued operations consists primarily of rent accruals for its closed retail stores, goodwill and asset impairment charges related to its former retail stores along with losses incurred by those stores before closing in the first quarter of 2002.

REVENUES-CONTINUING OPERATIONS

         The Company's royalty income decreased from $9,557,000 during the twelve-months ended December 31, 2002 to $6,144,000 for the twelve-months ended December 31, 2003. This decrease was attributable to the trademark asset sale. As a result of the sale the Company received no royalty income from its former XOXO licensees after July 2, 2003 the effective date of the transaction. In addition, royalties under the Adamson license were reduced as Adamson wound down its distribution of XOXO branded products in accordance with the trademark asset sale. The Company also wrote-off royalty receivables in the first quarter of 2003 as the result of defaults by two XOXO licensees. The Company received royalty revenues of $4,531,000 from Adamson's sales of XOXO branded products for the year ended December 31, 2002 as compared to $2,818,000 for the year ended December 31, 2003. The Company also received royalty revenues of $3,177,000 directly from its XOXO licensees for the year ended December 31, 2002 as compared to $2,002,000 for the year ended December 31, 2003. These revenues will no longer be available to the Company as a result of the trademark assets sale. As a result of the Asset

Purchase Agreement dated December 22, 2003, the Company will also no longer receive any royalty income from Adamson in regards to its Baby Phat sub-license.

SELLING AND ADMINISTRATIVE EXPENSES - CONTINUING OPERATIONS

         Selling and Administrative expenses were $11,716,000 or 190.7% of revenue for the twelve months ended December 31, 2003 as compared to $15,832,000 or 165.7% of revenue for the twelve months ended December 31, 2002. Selling and Administrative expenses as a percentage of revenues for the twelve months ended December 31, 2003 continue to be negatively impacted by legal expenses incurred in connection with the Company's defense of various lawsuits along with the reduction in royalty revenue as a result of the trademark assets sale. In addition, the Company reserved $2,000,000 as an allowance against receivables from Adamson. Selling and Administrative expenses for the twelve-months ended December 31, 2002 have been adversely affected by the Grupo default. As a result of the default the Company was forced to write off receivables from Grupo for shared operating expenses and incurred $1,023,000 in charges that were Grupo's direct obligation. In addition, the Company was liable for excess royalties due under the Baby Phat license for 2001 which Grupo failed to pay in 2002. The total charge to the Company for these items was approximately $3,023,000 which, when combined with a $1,000,000 shortfall in minimum royalty income, resulted in the percentage of selling and administrative expenses to revenue being abnormally high. The Company also was required to record non-cash charges in the amount of $2,400,000 relating to the issuance of 20,000,000 shares of the Company's common stock to two unrelated third parties as consideration for their investment in Adamson.

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

2002 COMPARED TO 2001

         The Company reported a net loss of $13,714,000 for the twelve months ended December 31, 2002, which consisted of a loss of $8,365,000 from continuing operations and a loss of $5,349,000 from discontinued operations. This is compared to a net loss of $3,434,000 for the twelve months ended December 31, 2001, which consist of a loss of $13,601,000 from continuing operations, income of $8,169,000 from discontinued operations and extraordinary gain of $1,998,000.

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

SELLING AND ADMINISTRATIVE EXPENSES - CONTINUING OPERATIONS

         Selling and Administrative expenses were $15,832,000 or 165.7% of revenue for the twelve months ended December 31, 2002 as compared to $21,297,000 or 187.0% of revenue for the twelve months ended December 31, 2001. Selling and Administrative expenses as a percentage of revenues for the twelve months ended December 31, 2002 have been adversely affected by the Grupo default. As a result of the default the Company was forced to write off receivables from Grupo for shared operating expenses and incurred $1,023,000 in charges that were Grupo's direct obligation. In addition, the Company was liable for excess royalties due under the Baby Phat license for 2001 which Grupo failed to pay in 2002. The total charge to the Company for these items was approximately $3,023,000 which, when combined with a $1,000,000 shortfall in minimum royalty income, resulted in the percentage of selling and administrative expenses to revenue being abnormally high. The Company also was required to record non-cash charges in the amount of $2,400,000 relating to the issuance of 20,000,000 shares of the Company's common stock to two unrelated third parties as consideration for their investment in Adamson. Selling and administrative expenses as a percentage of revenue for the twelve months ended December 31, 2001, reflect the blended nature of the Company's business operations into a licensing and brand management business. Under the terms of the Grupo Agreement, effective March 1, 2001 Grupo assumed the majority of the Company's responsibilities for Selling and Administrative expenses except for expenses relating to the Company's corporate functions and costs incurred in the operation of the Company's New Bedford warehouse, which closed on June 22, 2001.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         QUARTERLY FINANCIAL DATA.

                                 (UNAUDITED)(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                   Per Share
                                                                   ---------

Quarter                      Royalty        Net Income/(Loss)          Basic
                            Revenues
2003 (Restated)
  First                       $2,116                 $(1,279)          $(0.01)
  Second                       2,602                    (647)           (0.01)
  Third                        1,025                   4,268             0.04
  Fourth                         401                     255             0.00
                                 ---                     ---
                              $6,144                  $2,597
                              ======                  ======
2002
  First                       $2,088                 $(5,658)          $(0.07)
  Second                       2,482                  (2,690)           (0.03)
  Third                        2,376                  (1,190)           (0.01)
  Fourth                       2,611                  (4,176)           (0.04)
                               -----                  ------
                              $9,557                $(13,714)
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

         In June, 2000, the Company entered into an employment agreement expiring February 28, 2003 with Steven Feiner to serve as Executive Vice President of the Company at an annual base salary of $150,000, subject to annual review, and an annual bonus equal to 1% of adjusted EBITDA if adjusted EBITDA is between $5 million and $10 million, and 1.5% of adjusted EBITDA if adjusted EBITDA is in excess of $10 million. The Company has raised Mr. Feiner's salary to $750,000. The agreement entitles Mr. Feiner to terminate the agreement for a "good reason", which includes any diminution of his duties under the agreement, the Company's failure to perform its obligations under the agreement, if the Company's principal office or Mr. Feiner's own office is relocated to a location not within Manhattan or Los Angeles, or if there are certain changes of control. In the event of termination of Mr. Feiner for good reason or if he is terminated without cause, Mr. Feiner is entitled to a lump sum payment in an amount equal to his highest annual base salary during the term of the agreement multiplied by
2.99 and a lump sum payment in an amount equal to the average bonus paid or payable to Mr. Feiner with respect to the then-immediately-preceding three fiscal years multiplied by 2.99. The agreement was extended through February 28, 2005. In addition, the agreement was also amended to include the sale of XOXO as a "good reason" for termination of the agreement. In connection with the Asset Purchase Agreement between the Company and BPLLC, Mr. Feiner resigned as an officer and director of the Company on December 22, 2003. Rather than paying Mr. Feiner his severance, the Company agreed that it could be offset against certain obligations of BPLLC to the Company.

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

                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as part of this report:


         1.       Financial Statements and Report of Independent Registered Public Accounting Firm.             PAGE

                  Report of Independent Registered Public Accounting Firm .......................................F-1

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

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


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

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ J.H. Cohn LLP


Roseland, New Jersey
March 4, 2004, except for the second to last paragraph of Note 10 which is as of March 29, 2004 and the effects of the matter discussed in Note 13, which is as of August 3, 2004.

ARIS INDUSTRIES, INC.
AND SUBSIDIARIES
FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                       F-2
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


                                                                                                       2003                   2002
                                                                                                    (Restated)
   ASSETS
Current assets:
  Cash and cash equivalents                                                                          $    953              $     --
  Receivables, net                                                                                         --                   626
  Receivable from related party, net of allowance
     for doubtful accounts of $2,000 and $453                                                           1,761                   375
  Current portion of note receivable                                                                    2,000                    --
  Inventories                                                                                              --                   183
  Prepaid expenses and other current assets                                                               361                     3
                                                                                                     --------              --------
       TOTAL CURRENT ASSETS                                                                             5,075                 1,187

Property and equipment, net                                                                               679                 2,909
Goodwill, net                                                                                              --                33,930
Other assets                                                                                            2,363                   310
                                                                                                     --------              --------
       TOTAL ASSETS                                                                                  $  8,117              $ 38,336
                                                                                                     ========              ========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Borrowings under revolving credit facility                                                         $     --              $    456
  Loans payable to related parties, including accrued interest                                            668                13,026
  Current portion of long-term debt                                                                        --                 9,642
  Current portion of capitalized lease obligations                                                        400                   415
  Accounts payable                                                                                      4,631                 3,620
  Accounts payable to related parties                                                                     191                 1,096
  Accrued expenses and other current liabilities                                                        5,253                 8,175
                                                                                                     --------              --------
       TOTAL CURRENT LIABILITIES                                                                       11,143                36,430
Long-term debt                                                                                             --                 7,500
Capitalized lease obligations                                                                             424                   569
Other liabilities                                                                                       1,746                 1,637
                                                                                                     --------              --------
       TOTAL LIABILITIES                                                                               13,313                46,136
                                                                                                     --------              --------
Commitments and contingencies
Stockholders' deficiency:
  Preferred stock, par value $.01, 10,000 shares
     authorized, none issued
  Common stock, par value $.01, 200,000 shares authorized,
     108,783 shares issued and outstanding                                                              1,088                 1,088
  Additional paid-in capital                                                                           86,146                86,146
  Accumulated deficit                                                                                 (92,430)              (95,027)
  Unearned compensation                                                                                    --                    (7)
                                                                                                     --------              --------
       TOTAL STOCKHOLDERS' DEFICIENCY                                                                  (5,196)               (7,800)
                                                                                                     --------              --------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                $  8,117              $ 38,336
                                                                                                     ========              ========


                 See notes to consolidated financial statements.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                       F-3
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


                                                                                   2003                 2002                 2001
                                                                                 --------             --------             --------
                                                                                (Restated)
REVENUE - ROYALTY INCOME                                                         $  6,144             $  9,557             $ 11,389
OPERATING EXPENSES :
   Selling and administrative expenses                                            (11,716)             (15,832)             (21,297)
   Impairment of goodwill                                                         (14,273)                  --                   --
   Impairment of long lived assets                                                   (345)                  --                 (220)
                                                                                 --------             --------             --------
Loss from operations                                                              (20,190)              (6,275)             (10,128)
Interest expense                                                                     (987)              (2,086)              (3,404)
Gain on sale of trademark and license                                              25,081                   --                   --
                                                                                 --------             --------             --------
Income (loss) from continuing operations before
   income taxes                                                                     3,904               (8,361)             (13,532)
Income tax provision                                                                  (11)                  (4)                 (69)
                                                                                 --------             --------             --------
Income (loss) from continuing operations                                            3,893               (8,365)             (13,601)

DISCONTINUED OPERATIONS :
   (Loss) income from discontinued operations                                      (1,296)              (5,349)               8,169
                                                                                 --------             --------             --------
Income (loss) before extraordinary item                                             2,597              (13,714)              (5,432)
EXTRAORDINARY ITEM:
   Gain on extinguishment of debt, net                                                 --                   --                1,998
                                                                                 --------             --------             --------
     NET INCOME (LOSS)                                                           $  2,597             $(13,714)            $ (3,434)
                                                                                 ========             ========             ========
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
   Income (loss) from continuing operations                                      $   0.03             $  (0.09)            $  (0.17)
   Income (loss) from discontinued operations                                        (.01)                (.06)                 .11
   Extraordinary item                                                                  --                   --                  .02
                                                                                 --------             --------             --------
   Net income (loss) per basic and diluted share                                 $   0.02             $  (0.15)            $  (0.04)
                                                                                 ========             ========             ========
PER SHARE DATA:
   Weighted average shares outstanding - basic                                    108,783               92,092               81,919
   Weighted average shares outstanding - diluted                                  109,306               92,092               81,919


                 See notes to consolidated financial statements.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                       F-4
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                 COMMON STOCK      ADDITIONAL
                                                            ---------------------    PAID-IN   ACCUMULATED     UNEARNED
                                                             SHARES       AMOUNT     CAPITAL     DEFICIT     COMPENSATION   TOTAL
                                                            --------     --------    --------  -----------   ------------  --------
BALANCE AT DECEMBER 31, 2000                                  80,665     $    807    $ 80,753    $(77,879)    $   (195)    $  3,486

Common stock issued in connection with
  settlement of Tarrant obligation                             1,500           15       1,035                                 1,050
Cancellation of compensatory stock options
  issued to employees                                                                     (28)                      28           --
Amortization of unearned compensation on
  stock options                                                   --           --          --          --           75           75
Net loss                                                          --           --          --      (3,434)          --       (3,434)
                                                            --------     --------    --------    --------     --------     --------
BALANCE, DECEMBER 31, 2001                                    82,165          822      81,760     (81,313)         (92)       1,177

Common stock issued in connection with
  settlement of Tarrant obligation                             6,618           66       2,186                                 2,252
Common stock issued in connection with
  Adamson capitalization                                      20,000          200       2,200                       --        2,400
Amortization of unearned compensation on
  stock options                                                   --           --          --          --           85           85
Net loss                                                          --           --          --     (13,714)          --      (13,714)
                                                            --------     --------    --------    --------     --------     --------
BALANCE, DECEMBER 31, 2002                                   108,783        1,088      86,146     (95,027)          (7)      (7,800)

Amortization of unearned compensation on
  stock options                                                   --           --          --          --            7            7
Net income (Restated)                                             --           --          --       2,597           --        2,597
                                                            --------     --------    --------    --------     --------     --------
BALANCE, DECEMBER 31, 2003 (Restated)                      108,783     $  1,088    $ 86,146    $(92,430)    $     --     $ (5,196)
                                                            ========     ========    ========    ========     ========     ========


                See notes to consolidated financial statements.

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                       F-5
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                                             2003            2002            2001
                                                                                          (Restated)
Cash flows from operating activities:
   Net income (loss) from continuing operations                                            $  3,893        $ (8,365)       $(13,601)
   Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
        Gain on sale of trademark and license                                               (25,081)             --              --
        Write off of receivables from licensee                                                   --           1,959              --
        Depreciation and amortization of property and equipment                               1,094           1,994           3,419
        Amortization of goodwill                                                                 --              --           1,809
        Impairment of goodwill                                                               14,273              --              --
        Impairment of property and equipment                                                    345              --             220
        Provision for doubtful accounts - related party                                       2,000              --              --
        Non-cash stock transaction charged to expense                                            --           2,400              --
        Non-cash stock based compensation                                                         7              85              75
        Changes in assets and liabilities:
          Decrease in receivables                                                               606             526          32,736
          Increase in receivables from related party                                         (3,761)             --              --
          Decrease (increase) in due from licensee                                               --           2,994          (4,953)
          Decrease in prepaid expenses and other
             current assets                                                                       3             172             490
          (Increase) decrease in other assets                                                (1,831)            166              64
          Increase (decrease) in accounts payable                                             1,011            (147)        (11,585)
          (Decrease) increase in accounts payable to related parties                           (905)            211             885
          (Decrease) increase in accrued expenses and
             other current liabilities                                                       (3,822)          3,196          (2,128)
          Decrease (increase) in other liabilities                                              225            (702)           (578)
                                                                                           --------        --------        --------
               Net cash (used in) provided by operating activities                          (11,943)          4,489           6,853
                                                                                           --------        --------        --------
Cash flows from investing activities:
   Capital expenditures                                                                          --              (8)           (491)
   Proceeds from sale of trademark and license                                               42,360              --              --
                                                                                           --------        --------        --------
               Net cash provided by (used in) investing activities                           42,360              (8)           (491)
                                                                                           --------        --------        --------
Cash flows from financing activities:
   Proceeds from long-term debt                                                                  --              --           7,500
   (Repayments to) advances from related parties                                            (12,358)          3,966           9,060
   Payments of long-term debt and capitalized leases                                        (17,302)         (2,856)         (4,088)
   Decrease in borrowings under revolving
     credit facility                                                                           (456)         (4,029)        (34,194)
                                                                                           --------        --------        --------
               Net cash used in financing activities                                        (30,116)         (2,919)        (21,722)
                                                                                           --------        --------        --------
Net cash provided by (used in) continuing operations                                            301           1,562         (15,360)
Net cash provided by (used in) discontinued operations                                          652          (2,019)         13,428
                                                                                           --------        --------        --------
Net increase (decrease) in cash and cash equivalents                                            953            (457)         (1,932)
Cash and cash equivalents, beginning of year                                                     --             457           2,389
                                                                                           --------        --------        --------
Cash and cash equivalents, end of year                                                     $    953        $     --        $    457
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

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                       F-8
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     The terms of the transaction, including the purchase price, were the results of negotiations between representatives of BP, Adamson and the Buyer, including Steven Feiner, a member of Buyer, who was until closing, an Officer and Director of the Company. In accordance with the purchase agreement, BP was to receive an initial payment of $2,500,000 in cash at closing. This amount was reduced by approximately $1,200,000 of offsets. In addition, Buyer issued a promissory note payable to BP in the principal amount of $2,500,000 which, after additional offsets of approximately $500,000, was due and payable on the six-month anniversary of the closing. In addition, BP was to receive $2,500,000 in post-closing payments at a rate of 1% of net sales each month commencing on July 18, 2004 and ending on June 18, 2005, or sooner if fully paid. BP has reserved approximately $2,242,000 against the post-closing payments and related gain on sale to cover a contractual obligation due a former officer and director of the Company who is an affiliate of BPLLC, which can be offset against these payments.

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


                                                                                    2003                2002                 2001
                                                                                  --------            --------             --------
                                                                                 (Restated)
Net income (loss) as reported                                                     $  2,597            $(13,714)            $ (3,434)
Deduct: Total stock-based employee compensation
   expense determined under fair value based
   method for all awards                                                               580               1,994                3,738
                                                                                  --------            --------             --------
Net income (loss), pro forma                                                      $  2,017            $(15,708)            $ (7,172)
                                                                                  ========            ========             ========
Basic and diluted net income (loss) per share:
   As reported                                                                    $   0.02            $  (0.15)            $  (0.04)
                                                                                  ========            ========             ========
   Pro forma                                                                      $   0.02            $  (0.17)            $  (0.09)
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

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-17
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


8.   INCOME TAXES

     The provision for income taxes for the years ended December 31, 2003, 2002 and 2001 consists of state and local income taxes.

     A reconciliation of the statutory Federal income tax rate to the Company's effective tax rate is summarized as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                  2003         2002        2001
                                                Restated

     Federal statutory income tax rate            (34)%        (34)%       (34)%
     State and local income taxes                  (6)          (6)          2
     Goodwill amortization/impairment             100           --           1
     Valuation allowance                          (60)          40          32
     Other, individually less than 5%              --           --           1
                                                  ---          ---         ---
                                                    0%           0%          2%
                                                  ===          ===         ===

     The components of deferred tax assets and liabilities are as follows (in thousands):

                                                                 YEAR ENDED
                                                                 DECEMBER 31,
                                                               -----------------
                                                                2003      2002
                                                              Restated

     Deferred tax assets/(liabilities)
        Current:

          Restructuring charge                                 $ 1,498  $ 1,107
          Allowance for sales returns, discounts, credits and
             doubtful accounts                                     800       --
          Accruals                                                 129      267
          Other                                                     --       --
                                                               -------  -------
                                                                 2,427    1,374
                                                               -------  -------
        Noncurrent:

          Net operating loss carryforwards                      43,570   48,681
          Goodwill                                                  --    1,163
          Alternative minimum tax credit carryforward              846      846
          Other tax credit carryforwards                            37       37
          Installment sale                                        (836)      --
          Other                                                    157      605
                                                               -------  -------
                                                                43,774   51,332
                                                               -------  -------
                                                                46,201   52,706
     Valuation allowance                                       (46,201)  52,706)
                                                               -------  -------
     Total deferred tax assets                                 $    --  $    --
                                                               =======  =======

ARIS INDUSTRIES, INC. AND SUBSIDIARIES                                      F-18
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


     The Company's valuation allowance decreased to $46,201,000 as of December 31, 2003 from $52,706,000 as of December 31, 2002. For the year ended December 31, 2002, the Company's valuation allowance increased from $48,823,000 as of December 31, 2001 to $52,706,000 as of December 31, 2002.

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

13.  RESTATEMENT OF 2003 FINANCIAL STATEMENTS

     In July, 2004, the Company discovered that an error had been made in calculating the amount of the gain recognized on the sale of its XOXO trademark in 2003. Based on further review of the Asset Purchase Agreement dated December 22, 2003, between BP Clothing Company, Inc. ("BP") an indirect wholly owned subsidiary of the Company, and BP Clothing LLC ("BPLLC") an unaffiliated company, it was discovered that $2,500,000 in post-closing payments that the Company was to begin receiving in July 2004, were subject to an offset of $2,242,000 relating to a contractual obligation due a former officer and director of the Company who is an affiliate of BPLLC. Accordingly, the restated financial statements for the year ended December 31, 2003 reflect the reversal of $2,242,000 of gain on the sale of trademark and license and a decrease in net income of $2,242,000 or $.02 per share. The Company's 2003 Consolidated Financial Statements have been restated to reflect this correction.

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