Form 10-Q/A
period 2004-03-31
ARIS INDUSTRIES INC
filed 2004-08-13
CIK 100979

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
As of May 14, 2004

EXPLANATORY NOTE

This amended Quarterly Report on Form 10-Q/A amends and restates in its entirety Aris Industries Inc's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 as of the date of filing the original Form 10-Q, May 20, 2004. The Company has filed this amended Report on Form 10-Q/A as a result of an error found in our 2003 financial statements. Accordingly, the Company has restated the Consolidated Financial Statements in its Annual Report filed on Form 10-K for fiscal 2003. The effects of the restatement have been incorporated into this quarterly financial statement. See Note 8 to the financial statements included herein. This amended Quarterly Report on Form 10-Q/A speaks as of the end of the quarter ended March 31, 2004 as required by Form 10-Q or as of the date of filing the original Quarterly Report on Form 10-Q. It does not update any of the statements contained therein except with respect to the effects of the restatement.


                              ARIS INDUSTRIES, INC.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION


         Item 1.  Financial Statements

                  a.       Consolidated Condensed Balance Sheets as of
                           March 31, 2004 and December 31, 2003                                                   3

                  b.       Consolidated Condensed Statements of Operations for
                           the Three-Months Ended March 31, 2004
                           and March 31, 2003                                                                     4

                  c.       Consolidated Condensed Statements of Cash Flows for
                           the Three-Months Ended March 31,
                           2004 and March 31, 2003                                                                5

                  d.       Notes to Consolidated Condensed
                           Financial Statements                                                                   6



         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                                                     10

         Item 3.  Quantitative and Qualitative Disclosures
                           About Market Risk                                                                     14

         Item 4.  Controls and Procedures                                                                        14


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                              14

         Item 2.  Changes in Securities and Use of Proceeds                                                      17

         Item 3.  Defaults upon Senior Securities                                                                17

         Item 4.  Submission of Matters to a Vote of Security
                  Holders                                                                                        17

         Item 5.  Other Information                                                                              17

         Item 6.  Exhibits and Reports on Form 8-K                                                               18

SIGNATURES                                                                                                       19

                  ARIS INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                            March 31,            December 31,
ASSETS                                                                        2004                   2003
                                                                      ---------------------------------------------
                                                                           (Unaudited)           (Restated)
                                                                           (Restated)
Current assets:
   Cash and cash equivalents                                                           $196                   $953
   Receivable from related party, net of allowance for
      doubtful accounts of $3,190 and $2,000                                            160                  1,761
   Current portion of note receivable                                                 2,000                  2,000
   Prepaid expenses and other current assets                                              3                    361
                                                                      ---------------------------------------------

                         Total current assets                                         2,359                  5,075

Property and equipment, net                                                             623                    679

Other assets                                                                          2,363                  2,363
                                                                      ---------------------------------------------

                           TOTAL ASSETS                                              $5,345                 $8,117
                                                                      =============================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Loans payable to related parties, including accrued interest                      $  660                   $660
   Current portion of capitalized lease obligations                                     400                    400
   Accounts payable                                                                   4,325                  4,631
   Accounts payable to related parties                                                   33                    199
   Accrued expenses and other current liabilities                                     4,950                  5,253
                                                                      ---------------------------------------------
                       Total current liabilities                                     10,368                 11,143

Capitalized lease obligations, net of current portion                                   376                    424
Other liabilities                                                                     1,737                  1,746
                                                                      ---------------------------------------------
                           Total liabilities                                         12,481                 13,313
                                                                      ---------------------------------------------

Commitments and contingencies

Stockholders' deficiency:
   Preferred stock, $.01 par value: 10,000 shares authorized; none
      issued and outstanding                                                             --                     --
   Common stock, $.01 par value: 200,000 shares authorized
      108,783 issued and outstanding at March 31, 2004
      and December 31, 2003                                                           1,088                  1,088
   Additional paid-in capital                                                        86,146                 86,146
   Accumulated deficit                                                              (94,370)               (92,430)
                                                                      ---------------------------------------------

                    Total stockholders' deficiency                                   (7,136)                (5,196)
                                                                      ---------------------------------------------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                       $5,345                 $8,117
                                                                      =============================================


See accompanying notes to consolidated condensed financial statements


                   ARIS INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)                               Three-                    Three-
                                                                                    Months Ended              Months Ended
                                                                                     March 31,                  March 31,
                                                                                        2004                      2003
                                                                               -----------------------    ----------------------

Revenue - royalty income                                                                          $63                    $2,116

Operating expenses - selling and administrative expenses                                       (1,990)                   (2,846)
                                                                               -----------------------    ----------------------

Loss from operations                                                                           (1,927)                     (730)

Interest expense, net                                                                             (13)                     (461)
                                                                               -----------------------    ----------------------

Loss from continuing operations before income taxes                                            (1,940)                   (1,191)

   Income tax provision                                                                             -                        (3)
                                                                               -----------------------    ----------------------

Loss from continuing operations                                                                (1,940)                   (1,194)

Discontinued operations - loss from discontinued operations                                         -                       (85)
                                                                               -----------------------    ----------------------

Net loss                                                                                      ($1,940)                  ($1,279)
                                                                               =======================    ======================

Basic and diluted net loss per share:
   Loss per share from continuing operations                                                   ($0.02)                   ($0.01)
   Loss per share from discontinued operations                                                    0.0                       0.0
                                                                               -----------------------    ----------------------

Net loss per share                                                                             ($0.02)                   ($0.01)
                                                                               -----------------------    ----------------------

   Weighted average shares outstanding - basic and diluted                                    108,783                   108,819


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


         The consolidated condensed balance sheet as of December 31, 2003 as restated was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting standards appropriate for interim financial statements and should be read in conjunction with the financial statements and notes thereto included in Aris Industries, Inc. (the "Company", the "Registrant" or "Aris") Annual Report on Form 10-K/A for the year ended December 31, 2003. The operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2004.


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


         In accordance with the purchase agreement, BP was to receive an initial payment of $2,500,000 in cash at closing. This amount was reduced by approximately $1,200,000 of offsets. The Buyer also issued a promissory note payable to BP in the principal amount of $2,500,000 which, after additional offsets of approximately $500,000, was due and payable on the six-month anniversary of the closing. In addition, BP was to receive $2,500,000 in post-closing payments at a rate of 1% of net sales each month commencing on July 18, 2004 and ending on June 18, 2005, or sooner if fully paid. BP has reserved approximately $2,242,000 against the post-closing payments and the related gain on sale to cover a contractual obligation due a former officer and director of the Company, who is also an affiliate of the Buyer, which can be offset against these payments (See Note 8).

         In May 2004 the Company and Buyer restructured the $2,000,000 note payment due in June 2004. As a result of this restructuring the Company will receive the $2,000,000 in weekly installments which vary from $100,000 to $200,000 and commence on May 13, 2004 and continue through August 30, 2004.


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


         The Company believes that its financing plan will be sufficient, at least through December 30, 2003, to sustain its operations. There can be no assurance that the timing of cash receipts to be realized from working capital and operations will be sufficient to meet obligations as they become due. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


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

5. STOCK INCENTIVE PLAN


         The Company has a stock incentive plan which is described more fully in
Note 7 of the Company's Annual Report on Form 10-K/A for 2003. The Company accounts for this plan using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", and related interpretations. No stock-based employee compensation cost is reflected in net loss for the three-months ended March 31, 2004 and 2003 as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation and amortized the cost over the vesting period (in thousands, except per share data):

                                         Three-Months Ended   Three-Months Ended
                                            March 31, 2004       March 31, 2003
Net loss, as reported                          $(1,940)             $(1,279)
Deduct: Total stock-based employee                                      145
compensation expenses determined
under fair value based method for all
awards
                                               -------              -------
Net loss , pro forma                           $(1,940)             $(1,424)
                                               =======              =======
Net  loss per share-basic and diluted
   As reported                                 $ (0.02)             $  (0.01)
   Pro forma                                     (0.02)                (0.01)

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


8.       RESTATEMENT OF 2003 FINANCIAL STATEMENTS

         In July 2004, the Company discovered that an error had been made in calculating the amount of the gain recognized on the sale of its XOXO trademark in 2003. Based on a further review of the Asset Purchase Agreement dated December 22, 2003, between BP Clothing Company, Inc. ("BP"), an indirect wholly owned subsidiary of the Company, and BP Clothing LLC ("BPLLC"), an unaffiliated company, it was discovered that $2,500,000 in post-closing payments that the Company was to begin receiving in July 2004, were subject to an offset of $2,242,000 relating to a contractual obligation due a former officer and director of the Company, who is an affiliate of BPLLC. Accordingly, the Company's 2003 consolidated financial statements have been restated. The effects of the restatement have been reflected herein where applicable.



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


         In accordance with the purchase agreement, BP was to receive an initial payment of $2,500,000 in cash at closing. This amount was reduced by approximately $1,200,000 of offsets. The Buyer also issued a promissory note payable to BP in the principal amount of $2,500,000 which, after additional offsets of approximately $500,000, was due and payable on the six-month anniversary of the closing. In addition, BP was to receive $2,500,000 in post-closing payments at a rate of 1% of net sales each month commencing on July 18, 2004 and ending on June 18, 2005, or sooner if fully paid. BP has reserved approximately $2,242,000 against the post-closing payments and the related gain on sale to cover a contractual obligation due a former officer and director of the Company, who is also an affiliate of the Buyer, which can be offset against these payments (See Note 8).

            In May 2004 the Company and Buyer restructured the $2,000,000 note payment due in June 2004. As a result of this restructuring the Company will receive the $2,000,000 in weekly installments which vary from $100,000 to $200,000 and commence on May 13, 2004 and continue through August 30, 2004.


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

                  ARIS INDUSTRIES, INC.
                        (Registrant)


     Date: August 13, 2004    By /S/
                                 -------------------------------
                                  Paul Spector
                                  Chief Financial Officer / Treasurer

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