Form 10-Q
period 2004-06-30
ARIS INDUSTRIES INC
filed 2004-08-16
CIK 100979

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter ended                           (Commission File Number): 1-4814
June 30, 2004                                                             ------


                              ARIS INDUSTRIES, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)


         New York                                     22-1715274
         --------                                     ----------
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

                                          YES  X     NO
                                              ---       ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                          YES        NO  X
                                              ---       ---

Number of shares of Common Stock outstanding                         108,819,527
As of August 13, 2004

                              ARIS INDUSTRIES, INC.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements

              a.  Consolidated Condensed Balance Sheets as
                  of June 30, 2004 and December 31, 2003                       3

              b.  Consolidated Condensed Statements of
                  Operations for the Six-Months Ended
                  June 30, 2004 and June 30, 2003                              4

              c.  Consolidated Condensed Statements of
                  Operations for the Three-Months Ended
                  June 30, 2004 and June 30, 2003                              5

              d.  Consolidated Condensed Statements of
                  Cash Flows for the Six-Months Ended
                  June 30, 2004 and June 30, 2003                              6

              e.  Notes to Consolidated Condensed
                  Financial Statements                                         7



         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                  11

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                           15

         Item 4.  Controls and Procedures                                     16


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                           16

         Item 2.  Changes in Securities and Use of Proceeds                   19

         Item 3.  Defaults upon Senior Securities                             19

         Item 4.  Submission of Matters to a Vote of
                  Security Holders                                            19

         Item 5.  Other Information                                           19

         Item 6.  Exhibits and Reports on Form 8-K                            19

SIGNATURES                                                                    20

ARIS INDUSTRIES, INC. AND SUBDIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                     June 30,           December 31,
ASSETS                                                                                                 2004                 2003
                                                                                                    -----------        -------------
                                                                                                    (Unaudited)          (Restated)
Current assets:
   Cash and cash equivalents                                                                          $      0             $    953
   Receivable from related party, net of allowance for
      doubtful accounts of $3,197 and $2,000                                                                --                1,761
   Current portion of note receivable                                                                      958                2,000
   Prepaid expenses and other current assets                                                               261                  361
                                                                                                      --------             --------

                         Total current assets                                                            1,219                5,075

Property and equipment, net                                                                                567                  679

Other assets                                                                                             1,237                2,363
                                                                                                      --------             --------

                           TOTAL ASSETS                                                               $  3,023             $  8,117
                                                                                                      ========             ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Loans payable to related parties, including accrued interest                                       $    884             $    668
   Current portion of capitalized lease obligations                                                        400                  400
   Accounts payable                                                                                      4,429                4,631
   Accounts payable to related parties                                                                     186                  191
   Accrued expenses and other current liabilities                                                        4,995                5,253
                                                                                                      --------             --------
                       Total current liabilities                                                        10,894               11,143

Capitalized lease obligations, net of current portion                                                      328                  424
Other liabilities                                                                                        1,723                1,746
                                                                                                      --------             --------
                           Total liabilities                                                            12,945               13,313
                                                                                                      --------             --------

Commitments and contingencies

Stockholders' deficiency:
   Preferred stock, $.01 par value: 10,000 shares authorized; none
      issued and outstanding                                                                                --                   --
   Common stock, $.01 par value: 200,000 shares authorized
      108,819 issued and outstanding at June 30, 2004
      and December 31, 2003                                                                              1,088                1,088
   Additional paid-in capital                                                                           86,146               86,146
   Accumulated deficit                                                                                 (97,156)             (92,430)
                                                                                                      --------             --------

                    Total stockholders' deficiency                                                      (9,922)              (5,196)
                                                                                                      --------             --------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                        $  3,023             $  8,117
                                                                                                      ========             ========

See accompanying notes to consolidated condensed financial statements

     ARIS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (UNAUDITED)
     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                     Six-                   Six-
                                                                                                 Months Ended           Months Ended
                                                                                                   June 30,               June 30,
                                                                                                     2004                   2003
                                                                                                 ------------           ------------
REVENUE - ROYALTY INCOME                                                                                $125                 $4,718


OPERATING EXPENSES - SELLING AND ADMINISTRATIVE EXPENSES                                              (4,824)                (5,798)
                                                                                                   ---------              ---------

LOSS FROM OPERATIONS                                                                                  (4,699)                (1,080)

INTEREST EXPENSE, NET                                                                                    (27)                  (869)
                                                                                                   ---------              ---------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                                   (4,726)                (1,949)

   INCOME TAX PROVISION                                                                                   --                     (6)
                                                                                                   ---------              ---------

LOSS FROM CONTINUING OPERATIONS                                                                       (4,726)                (1,955)


DISCONTINUED OPERATIONS - INCOME FROM DISCONTINUED OPERATIONS                                             --                     29
                                                                                                   ---------              ---------

NET LOSS                                                                                             ($4,726)               ($1,926)
                                                                                                   =========              =========

BASIC AND DILUTED NET LOSS PER SHARE:
   LOSS PER SHARE FROM CONTINUING OPERATIONS                                                          ($0.04)                ($0.02)
   INCOME PER SHARE FROM DISCONTINUED OPERATIONS                                                          --                     --
                                                                                                   ---------              ---------

NET LOSS PER SHARE                                                                                    ($0.04)                ($0.02)
                                                                                                   ---------              ---------

   Weighted average shares outstanding - Basic and diluted                                           108,819                108,819


See accompanying notes to consolidated condensed financial statements

     ARIS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (UNAUDITED)
     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                    Three-                 Three-
                                                                                                 Months Ended           Months Ended
                                                                                                   June 30,               June 30,
                                                                                                     2004                   2003
                                                                                              ----------------          ------------
REVENUE - ROYALTY INCOME                                                                                 $62                 $2,602


OPERATING EXPENSES - SELLING AND ADMINISTRATIVE EXPENSES                                              (2,834)                (2,952)
                                                                                                   ---------              ---------

LOSS FROM OPERATIONS                                                                                  (2,772)                  (350)

INTEREST EXPENSE, NET                                                                                    (14)                  (408)
                                                                                                   ---------              ---------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                                   (2,786)                  (758)

   INCOME TAX PROVISION                                                                                   --                     (3)
                                                                                                   ---------              ---------

LOSS FROM CONTINUING OPERATIONS                                                                       (2,786)                  (761)


DISCONTINUED OPERATIONS - INCOME FROM DISCONTINUED OPERATIONS                                             --                    114
                                                                                                   ---------              ---------

NET LOSS                                                                                             ($2,786)                 ($647)
                                                                                                   =========              =========

BASIC AND DILUTED NET LOSS PER SHARE:
   LOSS PER SHARE FROM CONTINUING OPERATIONS                                                          ($0.03)                ($0.01)
   INCOME PER SHARE FROM DISCONTINUED OPERATIONS                                                          --                     --
                                                                                                   ---------              ---------

NET LOSS PER SHARE                                                                                    ($0.03)                ($0.01)
                                                                                                   ---------              ---------

   Weighted average shares outstanding - Basic and diluted                                           108,819                108,819


See accompanying notes to consolidated condensed financial statements

     ARIS INDUSTRIES, INC. AND SUBSIDIARIES


     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       (UNAUDITED)
          (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                           Six-             Six-
                                                                                                       Months Ended     Months Ended
                                                                                                         June 30,         June 30,
                                                                                                           2004             2003
                                                                                                       ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss from continuing operations                                                                   ($4,546)          ($1,926)

     Adjustments to reconcile net loss from continuing operations to net cash (used in) operating activities:
          Depreciation and amortization                                                                       112               747
          Non-cash stock based compensation                                                                    --                 7
          Provision for doubtful accounts - related party                                                   1,197                --
    Change in assets and liabilities :
          Decrease in receivables                                                                              --               704
          Decrease in receivables from related party                                                          564                --
          Decrease / (increase) in prepaid expenses and other current assets                                  358               (27)
          Decrease / (increase) in other assets                                                               668                (2)
          (Decrease) / increase in accounts payable                                                          (182)            1,252
          (Decrease) / increase in accounts payable to related parties                                         (5)              120
          Decrease in accrued expenses and other current liabilities                                          (58)           (1,170)
          Decrease in other liabilities                                                                       (23)              (18)
                                                                                                          -------           -------

                         Net cash used in operating activities                                             (1,915)             (313)
                                                                                                          -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Payments received on note receivable                                                                 1,042                --
                                                                                                          -------           -------

                         Net cash provided by investing activities                                          1,042                 0
                                                                                                          -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of long-term debt and capital leases                                                           (96)             (129)
    Advances from related party                                                                                16               958
    Decrease in borrowings under revolving credit facility                                                     --              (372)
                                                                                                          -------           -------

                         Net cash (used in) provided by financing activities                                  (80)              457
                                                                                                          -------           -------

Net cash (used in) provided by continuing operations                                                         (953)            1,186
Net cash used in discontinued operations                                                                       --              (144)
                                                                                                          -------           -------

NET (DECREASE) INCREASE IN CASH                                                                              (953)            1,042

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                                953                 0
                                                                                                          -------           -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                                  $     0           $ 1,042
                                                                                                          =======           =======

Supplemental Disclosure of Cash Flow Data:
Payment of accrued expenses from advances received from related party                                     $   200
                                                                                                          =======

Payment of vendor from the escrow deposit (recorded as other assets)                                      $   200
                                                                                                          =======


See accompanying notes to consolidated condensed financial statements

               ARIS INDUSTRIES, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (UNAUDITED)


1. BASIS OF PRESENTATION

         The consolidated condensed financial statements as of June 30, 2004 and for the six and three-month periods ended June 30, 2004 and 2003 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, operating results and cash flows for the periods.

         The consolidated condensed balance sheet as of December 31, 2003, as restated, was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting standards appropriate for interim financial statements and should be read in conjunction with the financial statements and notes thereto included in Aris Industries, Inc. (the "Company", the "Registrant" or "Aris") Annual Report on Form 10-K/A for the year ended December 31, 2003. The operating results for the six and three-month periods ended June 30, 2004 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2004.

2. LIQUIDITY RISKS

         These consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

         The Company has continued to incur losses from operations and had a working capital deficit of $9,675,000 at June 30, 2004 as compared to a working capital deficit of $6,068,000 at December 31, 2003. As a result of the sale of the Company's XOXO(R) trademark and certain related assets, the Company has satisfied all obligations that were previously outstanding under its credit facility and certain other debt instruments.

         On May 7, 2003, the Company signed a definitive trademark purchase agreement with Global Brand Holdings, LLC ("Global") providing for the sale of the trade name and service mark XOXO(R) and the trademarks XOXO(R), XOXO IN AMERICA AND ABROAD(R), LOLA(R) and FRAGILE(R) along with certain related assets and accompanying goodwill for a total sum of $43 million in cash. On July 2, 2003, the Company completed the sale of the trade name and service mark. The Company received $43 million in cash at closing of which $2 million was set aside in one escrow account and $1 million was set aside in an additional escrow account, to secure certain post-closing obligations of the Company. As the result of a default by an XOXO licensee and claims arising from a transition agreement, the $2 million dollar escrow account was reduced by approximately $1,586,000. The Company collected the remaining balance of this escrow account in April 2004. The second escrow account, which does not expire until July, 2006, has been reduced to $922,000 as the result of the continuing default of an XOXO licensee.

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

         In May 2004 the Company and Buyer restructured the $2,000,000 payment due in June 2004. As a result of this restructuring, the Company began receiving installment payments against the $2,000,000 note on May 13, 2004 which will continue through August 30, 2004.

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

         The Company believes that its financing plan will be sufficient, at least through December 31, 2004, to sustain its operations. There can be no assurance that the timing of cash receipts will be sufficient to meet obligations as they become due. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

         The summary of the operating results of the discontinued operations is as follows (000 omitted):


                                       Three-Months Ended   Six-Months Ended
                                          June 30, 2003      June 30, 2003
--------------------------------------------------------------------------------
Revenues                                     $1,433              $2,527
--------------------------------------------------------------------------------
Cost of goods sold                             (431)               (974)
--------------------------------------------------------------------------------
Gross profit                                  1,002               1,553
--------------------------------------------------------------------------------
Selling and administrative expenses            (888)             (1,524)
--------------------------------------------------------------------------------
Income from discontinued operations            $114              $   29
--------------------------------------------------------------------------------


4. PER SHARE DATA

         Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.

         Options and warrants to purchase 6,478,345 and 10,136,345 shares of common stock were outstanding as of June 30, 2004 and 2003, respectively, but were not included in the computation of diluted loss per share because the effect of their assumed exercise would be anti-dilutive.

5. STOCK INCENTIVE PLAN

         The Company has a stock incentive plan which is described more fully in
Note 7 of the Company's Annual Report on Form 10K/A for 2003, as restated. The Company accounts for this plan using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", and related interpretations. No stock-based employee compensation cost is reflected in net loss for the six and three-month periods ended June 30, 2004 and 2003, as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation and amortized the cost over the vesting period. (in thousands, except per share data)



------------------------------------------------------------------------------------------------------------------------------------
                                                                                          Six-Months Ended         Six-Months Ended
                                                                                           June 30, 2004            June 30, 2003
------------------------------------------------------------------------------------------------------------------------------------
Net loss, as reported                                                                       $  (4,726)                  $(1,926)
------------------------------------------------------------------------------------------------------------------------------------
Deduct: Total stock-based employee                                                                 --                       290
compensation expenses determined
under fair value based method for all
awards
------------------------------------------------------------------------------------------------------------------------------------
Net loss, pro forma                                                                            (4,726)                   (2,216)
------------------------------------------------------------------------------------------------------------------------------------
Net loss per share-basic and diluted
------------------------------------------------------------------------------------------------------------------------------------
   As reported                                                                              $   (0.04)                  $ (0.02)
------------------------------------------------------------------------------------------------------------------------------------
   Pro forma                                                                                    (0.04)                    (0.02)
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Three-Months Ended       Three-Months Ended
                                                                                           June 30, 2004            June 30, 2003
------------------------------------------------------------------------------------------------------------------------------------
Net loss, as reported                                                                       $  (2,786)                  $  (647)
------------------------------------------------------------------------------------------------------------------------------------
Deduct: Total stock-based employee                                                                 --                       145
compensation expenses determined
under fair value based method for all
awards
------------------------------------------------------------------------------------------------------------------------------------
Net loss, pro forma                                                                            (2,786)                     (792)
------------------------------------------------------------------------------------------------------------------------------------
Net loss per share-basic and diluted
------------------------------------------------------------------------------------------------------------------------------------
   As reported                                                                              $   (0.02)                  $ (0.01)
------------------------------------------------------------------------------------------------------------------------------------
   Pro forma                                                                                    (0.02)                    (0.01)
------------------------------------------------------------------------------------------------------------------------------------

6. RELATED PARTY TRANSACTIONS

         In the fourth quarter of 2003, the Company's chief executive officer loaned the Company $660,000. This loan is payable on demand and bears interest at prime plus 1/4%. This loan was outstanding as of June 30, 2004.

         In the second quarter of 2004, the Company's chief executive officer loaned the Company an additional $200,000. This loan is also payable on demand and bears interest at prime plus 1/4%. This loan was outstanding as of June 30, 2004.

         Adamson is majority owned by the Company's chairman and chief executive officer and principal stockholder. As of June 30, 2003, Adamson was indebted to the Company in the amount of $3,197,000, which is payable on demand and bears no interest. All of this amount has been reserved at June 30, 2004, including $1,197,000 which was reserved in the six-months ended June 30, 2004.


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


                     ARIS INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following analysis of the financial condition and results of operations of Aris Industries, Inc. (the "Company") for the six and three-month periods ended June 30, 2004 and 2003 should be read in conjunction with the consolidated condensed financial statements, including the notes thereto, included on pages 3 through 11 of this report.

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

         As of June 30, 2004, the Company had a working capital deficit of approximately $9,675,000 compared to a working capital deficit of approximately $6,068,000 at December 31, 2003. The increase in the working capital deficit was primarily due to the Company's loss from operations. During the six-months ended June 30, 2004, the Company financed its working capital requirements principally through licensing revenue from its Members Only license along with the proceeds from the Asset Purchase Agreement relating to the sale of its Phat Farm license in December 2003 (see Note 2) along with a loan from its chief executive officer.

         On May 7, 2003, the Company signed a definitive trademark purchase agreement with Global Brand Holdings, LLC ("Global") providing for the sale of the trade name and service mark XOXO(R) and the trademarks XOXO(R), XOXO IN AMERICA AND ABROAD(R), LOLA(R) and FRAGILE(R) along with certain related assets and accompanying goodwill for a total sum of $43 million in cash. On July 2, 2003, the Company completed the sale of the trade name and service mark. The Company received $43 million in cash at closing of which $2 million was set aside in one escrow account and $1 million was set aside in an additional escrow account, to secure certain post-closing obligations of the Company. As the result of a default by an XOXO licensee and claims arising from a transition agreement, the $2 million dollar escrow account was reduced by approximately $1,586,000. The Company collected the remaining balance of this escrow account in April 2004. The second escrow account, which does not expire until July, 2006, has been reduced to $922,000 as the result of the continuing default of an XOXO licensee.

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

         In May 2004 the Company and Buyer restructured the $2,000,000 payment due in June 2004. As a result of this restructuring, the Company began receiving installment payments against the $2,000,000 note on May 13, 2004 which will continue through August 30, 2004.

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

         There can be no assurance that the timing of cash receipts will be sufficient to meet obligations as they become due. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


RESULTS OF OPERATIONS

         The Company reported a net losses of $2,786,000 and $4,726,000 for the three and six-month periods ended June 30, 2004 compared to a net losses of $647,000 and $1,926,000 for the three and six-month periods ended June 30, 2003.

         During the three-months ended June 30, 2004, the Company's loss was attributable to a significant reduction in revenues as the result of the sale, in 2003, of the Company's XOXO trademark and licensing operations and its Baby Phat sub-license (see Note 2). In addition, the Company continued to incur significant legal fees in connection with ongoing litigation and recorded charges of approximately $945,000 relating to the settlement of litigation with a former employee and with former vendors. During the three-months ended June 30, 2003, the Company's loss was primarily attributable to continuing soft retail environment which affected sales at Adamson and negatively impacted the Company's royalty revenue along with legal expenses incurred in connection with ongoing legal proceedings to which the Company is a party.

         During the six-months ended June 30, 2004, the Company's loss was attributable to a significant reduction in revenues as the result of the sale, in 2003, of the Company's XOXO trademark and licensing operations and its Baby Phat sub-license (see Note 2). In addition, the Company continued to incur significant legal fees in connection with ongoing litigation and recorded charges of approximately $945,000 relating to the settlement of litigation with a former employee and with former vendors. The Company also reserved $1,197,000 as an allowance against receivables from Adamson. During the six-months ended June 30, 2003, the Company's loss was attributable to legal expenses incurred in connection with ongoing legal proceedings to which the Company is a party, the write-off of previously recognized XOXO license royalties and a soft retail environment which affected sales at Adamson and negatively impacted the Company's royalty revenue.

ROYALTY INCOME - CONTINUING OPERATIONS

         The Company's royalty income decreased from $2,602,000 and $4,718,000 during the three and six-months ended June 30, 2003 to $62,000 and $125,000 for the three and six-months ended June 30, 2004. This decrease was attributable to the sale, in 2003, of the Company's XOXO trademark and licensing operations and its Baby Phat sub-license (see Note 2).

 SELLING AND ADMINISTRATIVE EXPENSES - CONTINUING OPERATIONS

         Selling and Administrative expenses were $2,834,000 for the three-months ended June 30, 2004 as compared to $2,952,000 for the three-months ended June 30, 2003. Selling and Administrative expenses for the three-months ended June 30, 2004 were adversely affected as the Company continued to incur significant legal expenses in connection with ongoing litigation. In addition, the Company reserved approximately $945,000 in connection with the settlement of litigation with a former employee and former vendors. Selling and Administrative expenses for the three-months ended June 30, 2003 continued to be negatively impacted by legal expenses incurred in the Company's defense of various lawsuits and the ongoing negotiations with its creditors to settle outstanding amounts due them.

         Selling and Administrative expenses were $4,824,000 for the six-months ended June 30, 2004 as compared to $5,798,000 for the six-months ended June 30, 2003. Selling and Administrative expenses for the six-months ended June 30, 2004 were adversely affected as the Company continued to incur significant legal expenses in connection with ongoing litigation and reserved approximately $945,000 in connection with the settlement of litigation with a former employee and former vendors. In addition, the Company reserved $1,197,000 as an allowance against receivables from Adamson. Selling and Administrative expenses for the six-months ended June 30, 2003 continued to be negatively impacted by legal expenses incurred in the Company's defense of various lawsuits, the abandonment in 2002 of three retail locations and the ongoing negotiations with its creditors to settle outstanding amounts due them.

DISCONTINUED OPERATIONS

         Discontinued operations for the three and six-months ended June 30, 2003 include all sales, commissions, cost of goods sold and selling and administrative expenses recorded in connection with the Company's former retail operations.


INTEREST EXPENSE

         Interest expense for the three-months ended June 30, 2004 was $14,000 as compared to $408,000 for the three-months ended June 30, 2003. This decrease was attributable to the satisfaction of the Company's indebtedness under its credit facility and other interest bearing instruments in 2003.

         Interest expense for the six-months ended June 30, 2004 was $27,000 as compared to $869,000 for the six-months ended June 30, 2003. This decrease was attributable to the satisfaction of the Company's indebtedness under its credit facility and other interest bearing instruments in 2003.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

         At June 30 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective. During the second quarter of 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

     CHRISTI WILSON V. ARIS:

         On July 31, 2002, Christi Wilson, a former employee of the Company filed suit in the Supreme Court of the State of New York, County of New York, claiming that her commission agreement was breached by the Company. Ms.Wilson was seeking damages for commissions allegedly due under the agreement, and an unstated amount of alleged damages regarding a claim of slander. In May of 2004, the Company reached a settlement agreement with Ms. Wislon. Under the terms of the settlement, Ms. Wilson received an initial payment of $200,000 and is scheduled to receive $25,000 per month beginning on September 1, 2004 for a total of twelve months.

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

     CAMPERS WORLD INTERNATIONAL, INC. V. PERRY ELLIS INTERNATIONAL AND ARIS INDUSTRIES, INC.:

     Campers World instituted an action in the United States District Court for the Southern District of New York in January 2002 against Perry Ellis International, Inc. ("PEI") and the Company. The complaint alleges that Campers World purchased approximately 460,000 pairs of PEI jeans from Aris for approximately $4,600,000 and subsequently sold those jeans to Costco. PEI thereafter informed Costco that the sale by Campers World to it was an unauthorized use of PEI's trademarks and that Aris was not authorized to sell the jeans to Campers World or to permit it to allow Campers World to sell jeans to Costco. Campers World seeks return of the purchase price and other damages from Aris. PEI has also asserted a cross-claim against Aris and its subsidiaries and the Company's chief executive officer alleging that Aris violated various license agreements regarding PEI's trademarks and also committed trademark infringement. The Company settled Campers World's claim by agreeing to pay $100,000 over a twenty month period. The Company is defending PEI's claim on the basis of a release PEI issued to the Company and its affiliates in June 2001. The case is trial ready but the trial which was set to commence on August 2, 2004 was adjourned without a reschedule date. The parties are in ongoing settlement negotiations.

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


     HITCH & TRAIL, INC. ET AL. had commenced an action against the Company in the State Supreme Court for the County of New York, all of which had been consolidated, seeking an aggregate of approximately $250,000 for merchandise allegedly delivered to the Company and for commissions in connection therewith. The Company reached a settlement with Hitch & Trail in July 2004. Under the terms of the settlement, Hitch & Trail will receive eighteen monthly payments of $10,000 beginning on August 15, 2004.

     BRISTOL INDUSTRIAL I, LLC commenced an action against Sheila Clothing Company, Inc. (formerly known as XOXO Clothing Company, Inc.) for breach of a lease for an industrial warehouse space in the City of Commerce, California. The landlord previously filed an action for unlawful detainer when Sheila defaulted on its payment of rent in June 2003, and at that time Sheila agreed to give up possession of the premises and the landlord agreed to dismiss its unlawful detainer action. However, the landlord later commenced this action for breach of lease, alleging lost rent because of its alleged inability to re-let the premises through the end of the lease term, which expired December 31, 2003. The landlord is suing Sheila as lessor and Aris as guarantor of the lease. A mediation before a court-appointed mediator is scheduled to take place on September 13, 2004.

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

     JIANQSU ANIMAL BY PRODUCTS IMPORT & EXPORT GROUP CORP. V. ADAMSON APPAREL, INC. ET AL., 04-cv-05617 (SOUTHERN DISTRICT OF NEW YORK). This Complaint, alleging breach of contract and damages in the amount of approximately $114,000 was filed on July 2, 2004. Aris' time to answer the complaint has been extended. Investigation of this matter has just begun and it is too early to assess the likely outcome of the litigation. However, it does not appear that Aris Industries was the contracting party.

     SIEMENS FINANCIAL SERVICES, INC. V. ARIS INDUSTRIES, INC. INDEX NO. 602304/04 (SUPREME COURT, NEW YORK COUNTY). On July 21, 2004, plaintiff filed a Motion for Summary Judgment in lieu of Complaint, alleging breach of certain lease agreements and claiming damages in the amount of $193,824.09. Investigation of this matter has just begun and it is too early to assess the likely outcome of the litigation.

     COMMITTEE OF UNSECURED CREDITORS OF LUX CORPORATION has commenced action against Adamson Apparel, Inc. and B.P.Clothing Co., Inc., for goods purchased by Adamson in the amount of $293,477.00. The company is in the process of preparing a Motion for Summary Judgment against Lux for the dismissal of the case, since B.P. Clothing Co., Inc., does not believe it has any liability.

     GENERAL ORIENT has commenced an action against Adamson Apparel, Inc., for failure to pay for goods and associated shipping charges in the amount of $1,600,000. In addition to suing Adamson, the vendor has also sued Aris, B.P. Clothing Company, Inc., certain Directors of the company and Global Brands Holding. The company is defending this action and no trial date has been set for this action.


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

                     ARIS INDUSTRIES, INC.
                     (Registrant)

    Date: August 16,  2004      By /s/ Paul Spector
                                   -------------------------------
                                   Paul Spector
                                   Chief Financial Officer / Treasurer

         (c) INDEX TO EXHIBITS

                                                                                          Filed as Indicated
                                                                                              Exhibit to
                                                                                                Document
                                                                                             Referenced in
    Exhibit No.                                Description                                    Footnote No.
    -----------                                -----------                                ------------------
        3.3          Restated Certificate of Incorporation filed on June 30, 1993                  (3)

        3.4          Amended and Restated By-Laws effective June 30, 1993                          (3)

        3.5          Amendment to the Restated Certificate of Incorporation filed                 (20)
                     with the Secretary of State on July 29, 1999

        3.6          Amendment to the Restated Certificate of Incorporation filed                 (21)
                     with the Secretary of State in January 2001

       10.67         Series A Junior Secured Note Agreement dated as of June 30,                   (3)
                     1993 between Registrant and BNY Financial Corporation.

       10.68         Series A Junior Secured Note dated as of June 30, 1993 issued                 (3)
                     by Registrant to BNY Financial Corporation.

       10.72         Secondary Pledge Agreement dated as of June 30, 1993 between                  (3)
                     Registrant, BNY Financial Corporation and AIF II, L.P.

       10.81         Form of Indemnification Agreement dated as of June 30, 1993                   (3)
                     between Registrant and each member of Registrant's Board of
                     Directors.

       10.99         Warrant dated September 30, 1996 issued by Aris Industries,                  (10)
                     Inc. to Heller Financial, Inc.

      10.111         Securities Purchase Agreement, dated as of February 26, 1999,                (17)
                     between Aris Industries, Inc., Apollo Aris Partners, L.P.,
                     AIF, L.P., The Simon Group, L.L.C. and Arnold Simon.

      10.112         Shareholders Agreement, dated as of February 26, 1999, between               (17)
                     Aris Industries, Inc., Apollo Aris Partners, L.P., AIF, L.P.,
                     The Simon Group, L.L.C. and Charles S. Ramat.


                                                                                          Filed as Indicated
                                                                                              Exhibit to
                                                                                                Document
                                                                                             Referenced in
    Exhibit No.                                Description                                    Footnote No.
    -----------                                -----------                                ------------------
      10.113         Equity Registration Rights Agreement, dated as of February 26,               (17)
                     1999, between Aris Industries, Inc., Apollo Aris Partners,
                     L.P., AIF, L.P., The Simon Group, L.L.C. and Charles S. Ramat.

      10.115         Financing Agreement dated February 26, 1999 by and among the                 (18)
                     Company and its Subsidiaries and CIT Commercial Group, Inc.
                     and the other Financial Industries named therein.

      10.118         Employment Agreement by and among the Registrant, Europe Craft               (19)
                     Imports, Inc., ECI Sportswear, Inc., XOXO and Gregg Fiene,
                     dated August 10, 1999.

      10.119         Employment Agreement by and among the Registrant, ECI, ECI                   (19)
                     Sportswear, Inc., XOXO and Gregg Fiene, dated August 10, 1999.

      10.120         Shareholders' Agreement by and among the Registrant, The Simon               (19)
                     Group, LLC, Gregg Fiene, Michele Bohbot and Lynne Hanson,
                     dated August 10, 1999.

      10.121         Amendment No. 2 to Financing Agreement by and among Aris                     (19)
                     Industries, Inc., Europe Craft Imports, Inc., ECI Sportswear,
                     Inc., Stetson Clothing Company, Inc., XOXO; the Financial
                     Institutions from time to time party to the Financing
                     Agreement, as Lenders; and The CIT Group/Commercial Services,
                     Inc. as Agent, dated August 10, 1999.

      10.122         Amended and Restated 1993 Stock Option Plan                                  (16)

      10.123         Employment Agreement with Steven Feiner                                      (21)

      10.125         Agreement between the Company and certain of its subsidiaries                (21)
                     and Grupo Xtra dated January, 2001

      10.126         Form Securities Purchase Agreement Dated as of February, 2001                (21)
                     between the Company and KC Aris Fund I, L.P.

      10.127         Trademark License Agreement Adamson Apparel, Inc.                            (22)

      10.128         Trademark Purchase Agreement                                                 (23)


                                                                                          Filed as Indicated
                                                                                              Exhibit to
                                                                                                Document
                                                                                             Referenced in
    Exhibit No.                                Description                                    Footnote No.
    -----------                                -----------                                ------------------
      10.129         Asset Purchase Agreement                                                     (24)

        21           List of Subsidiaries                                                         (21)

       31.1          Certification of Chief Executive Officer pursuant to Section                 (25)
                     302 of the Sarbanes/Oxley Act of 2002

       31.2          Certification of Chief Financial Officer pursuant to Section                 (25)
                     302 of the Sarbanes/Oxley Act of 2002

        32           Certification under Section 906 of  the Sarbanes/Oxley Act                   (25)


     ----------------
     (1)             Omitted.
     (2)             Omitted.

     (3) Filed as the indicated Exhibit to the Report on Form 8-K dated June 30, 1993 and incorporated herein by reference.

     (4) - (9)       Omitted.

     (10) Filed as the indicated Exhibit to the Report on Form 8-K dated September 30, 1996 and incorporated herein by reference.

     (11)            Omitted.
     (13)            Omitted.
     (14)            Omitted.
     (15)            Omitted.

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