Form 10-Q/A
period 2004-06-30
ARIS INDUSTRIES INC
filed 2004-08-20
CIK 100979

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
As of August 13, 2004

Explanation Note

This amended Quarterly Report on Form 10-Q/A, is issued to correct a typographical error on the cash flow for the six months ended June 30, 2003. This typographical error does not affect the Financial Statements.



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


See accompanying notes to consolidated condensed financial statements

     ARIS INDUSTRIES, INC. AND SUBSIDIARIES


     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       (UNAUDITED)
          (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                           Six-             Six-
                                                                                                       Months Ended     Months Ended
                                                                                                         June 30,         June 30,
                                                                                                           2004             2003
                                                                                                       ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss from continuing operations                                                                   ($4,546)          ($1,926)

     Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
          Depreciation and amortization                                                                       112               747
          Non-cash stock based compensation                                                                    --                 7
          Provision for doubtful accounts - related party                                                   1,197                --
    Change in assets and liabilities :
          Decrease in receivables                                                                              --               704
          Decrease in receivables from related party                                                          564                --
          Decrease / (increase) in prepaid expenses and other current assets                                  358               (27)
          Decrease / (increase) in other assets                                                               668                (2)
          (Decrease) / increase in accounts payable                                                          (182)            1,252
          (Decrease) / increase in accounts payable to related parties                                         (5)              120
          Decrease in accrued expenses and other current liabilities                                          (58)           (1,170)
          Decrease in other liabilities                                                                       (23)              (18)
                                                                                                          -------           -------

                         Net cash used in operating activities                                             (1,915)             (313)
                                                                                                          -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Payments received on note receivable                                                                 1,042                --
                                                                                                          -------           -------

                         Net cash provided by investing activities                                          1,042                 0
                                                                                                          -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of long-term debt and capital leases                                                           (96)             (129)
    Advances from related party                                                                                16               958
    Decrease in borrowings under revolving credit facility                                                     --              (372)
                                                                                                          -------           -------

                         Net cash (used in) provided by financing activities                                  (80)              457
                                                                                                          -------           -------

Net cash (used in) provided by continuing operations                                                         (953)              144
Net cash used in discontinued operations                                                                       --              (144)
                                                                                                          -------           -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                         (953)              -0-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                                953                 0
                                                                                                          -------           -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                                  $     0               -0-
                                                                                                          =======           =======

Supplemental Disclosure of Cash Flow Data:
Payment of accrued expenses from advances received from related party                                     $   200
                                                                                                          =======

Payment of vendor from the escrow deposit (recorded as other assets)                                      $   200
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

         Discontinued operations for the three and six months ended June 30, 2003 include all sales, commissions, cost of goods sold and selling and administrative expenses recorded in connection with the Company's former retail operations.

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
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Three-Months Ended       Three-Months Ended
                                                                                           June 30, 2004            June 30, 2003
------------------------------------------------------------------------------------------------------------------------------------
Net loss, as reported                                                                       $  (2,786)                  $  (647)
------------------------------------------------------------------------------------------------------------------------------------
Deduct: Total stock-based employee                                                                 --                       145
compensation expenses determined
under fair value based method for all
awards
------------------------------------------------------------------------------------------------------------------------------------
Net loss, pro forma                                                                            (2,786)                     (792)
------------------------------------------------------------------------------------------------------------------------------------
Net loss per share-basic and diluted                                                            (0.03)
------------------------------------------------------------------------------------------------------------------------------------
   As reported                                                                              $                           $ (0.01)
------------------------------------------------------------------------------------------------------------------------------------
   Pro forma                                                                                    (0.03)                    (0.01)
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